Form 10-Q
period 2018-09-30
Garrett Motion Inc.
filed 2018-11-06
CIK 1735707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number: 001-38636

Garrett Motion Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-4873189
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

La Pièce 16, Rolle, Switzerland	1180
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: +41 21 695 30 00

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 74,016,963 shares of common stock, $0.001 par value per share, outstanding.

i

BASIS OF PRESENTATION

On October 1, 2018, Garrett Motion Inc. became an independent publicly-traded company through a pro rata distribution (the “Distribution”) by Honeywell International Inc. (“Parent” or “Honeywell”) of 100% of the then-outstanding shares of Garrett to Honeywell’s stockholders (the “Spin-Off”). Each Honeywell stockholder of record received one share of Garrett common stock for every 10 shares of Honeywell common stock held on the record date. Approximately 74 million shares of Garrett common stock were distributed on October 1, 2018 to Honeywell stockholders. In connection with the Spin-Off, Garrett´s common stock began trading “regular-way” under the ticker symbol “GTX” on the New York Stock Exchange on October 1, 2018.

Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” in this Quarterly Report on Form 10-Q refer to (i) Honeywell’s Transportation Systems Business (the “Transportation Systems Business” or the “Business”) prior to the Spin-Off and (ii) Garrett Motion Inc. and its subsidiaries following the Spin-Off, as applicable.

This Quarterly Report on Form 10-Q contains financial information presented on a carve-out basis which was derived from the consolidated financial statements and accounting records of Honeywell. The accompanying Combined Interim Financial Statements reflect the combined historical results of operations, financial position and cash flows of the Transportation Systems Business as they were historically managed in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Therefore, the historical combined financial information may not be indicative of our future performance and does not necessarily reflect what our combined results of operations, financial condition and cash flows would have been had the Business operated as a separate, publicly traded company during the periods presented, particularly because of changes that we have experienced, and expect to continue to experience, in the future as a result of our separation from Honeywell, including changes in the financing, cash management, operations, cost structure and personnel needs of our business.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position, expectations regarding the growth of the turbocharger market, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, our business strategy, anticipated payments under our agreements with Honeywell, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including:

1.	changes in the automotive industry and economic or competitive conditions;
2.	our ability to develop new technologies and products, and the development of either effective alternative turbochargers or new replacement technologies;
3.	failure to protect our intellectual property or allegations that we have infringed the intellectual property of others; our ability to license necessary intellectual property from third parties;
4.	potential material losses and costs as a result of any warranty claims and product liability actions brought against us;
5.

significant failure or inability to comply with the specifications and manufacturing requirements of our original equipment manufacturer customers or by increases or decreases to the inventory levels maintained by our customers;

6.	volume of products we produce and market demand for such products and prices we charge and the margins we realize from our sales of our products;
7.	loss of or a significant reduction in purchases by our largest customers, material nonpayment or nonperformance by any our key customers, and difficulty collecting receivables;
8.	inaccuracies in estimates of volumes of award business;
9.	work stoppages, other disruptions or the need to relocate any of our facilities;
10.	supplier dependency;
11.	failure to meet our minimum delivery requirements under our supply agreements;
12.	failure to increase productivity or successfully execute repositioning projects or manage our workforce;
13.	potential material environmental liabilities and hazards; natural disasters and physical impacts of climate change;
14.	technical difficulties or failures, including cybersecurity risks;
15.	potential material litigation matters, including labour disputes;
16.	changes in legislation or government regulations or policies;
17.	risks related to international operations and our investment in foreign markets;
18.	risks related to our agreements with Honeywell, such as the Indemnification and Reimbursement Agreement and Tax Matters Agreement;
19.	the terms of our indebtedness; our ability to access capital markets;
20.	unforeseen adverse tax effects;
21.	costs related to operating as a standalone public company and failure to achieve benefits expected from the Spin-Off;
22.	inability to recruit and retain qualified personnel; and
23.	the other factors described under the caption "Risk Factors" in our Registration Statement on Form 10, as amended and filed with the Securities and Exchange Commission on September 5, 2018.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GARRETT MOTION INC.

COMBINED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net sales (Note 4)	784	745	2,576	2,292
Cost of goods sold	606	568	1,972	1,730
Gross profit	$178	$177	$604	$562
Selling, general and administrative expenses	60	61	186	180
Other expense, net	51	43	132	129
Interest expense	1	2	3	5
Non-operating (income) expense	(7)	(3)	(10)	(14)
Income before taxes	$73	$74	$293	$262
Tax expense (benefit) (Note 5)	(856)	17	(844)	25
Net income	$929	$57	$1,137	$237

The Notes to Combined Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

COMBINED INTERIM STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net income	$929	$57	$1,137	$237
Foreign exchange translation adjustment	(3)	1	(251)	46
Defined benefit pension plan adjustment, net of tax (Note 13)	—	—	—	—
Changes in fair value of effective cash flow hedges, net of tax (Note 10)	5	(14)	24	(65)
Changes in currency basis reserve (Note 10)	(3)	—	(3)	—
Total other comprehensive (loss) income, net of tax	$(1)	$(13)	$(230)	$(19)
Comprehensive (loss) income	$928	$44	$907	$218

The Notes to Combined Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

COMBINED INTERIM BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$197	$300
Accounts, notes and other receivables – net (Note 6)	762	745
Inventories – net (Note 7)	183	188
Due from related parties, current (Note 3)	—	530
Other current assets	43	321
Total current assets	1,185	2,084
Due from related parties, non-current (Note 3)	—	23
Investments and long-term receivables	37	38
Property, plant and equipment – net	422	442
Goodwill	193	193
Insurance recoveries for asbestos related liabilities (Note 12)	162	174
Deferred income taxes (Note 5)	228	41
Other assets	63	2
Total assets	$2,290	$2,997
LIABILITIES
Current liabilities:
Accounts payable	$828	$860
Due to related parties, current (Note 3)	98	1,117
Current maturities of long-term debt (Note 9)	28	—
Accrued liabilities (Note 8)	504	571
Total current liabilities	1,458	2,548
Long-term debt (Note 9)	1,577	—
Deferred income taxes (Note 5)	22	956
Asbestos related liabilities (Note 12)	1,516	1,527
Other liabilities	173	161
Total liabilities	$4,746	$5,192
COMMITMENTS AND CONTINGENCIES (Note 12)
EQUITY (DEFICIT)
Invested deficit	(2,464)	(2,433)
Accumulated other comprehensive income (Note 11)	8	238
Total deficit	(2,456)	(2,195)
Total liabilities and deficit	$2,290	$2,997

The Notes to Combined Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

COMBINED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
	(Dollars in millions)
Cash flows from operating activities:
Net income	$1,137	$237
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(908)	—
Depreciation	53	47
Foreign exchange (gain) loss	10	(21)
Stock compensation expense	16	12
Pension expense	7	7
Other	6	(2)
Changes in assets and liabilities:
Accounts, notes and other receivables	(42)	(34)
Receivables from related parties	57	3
Inventories	(7)	(37)
Other assets	(2)	—
Accounts payable	(6)	(8)
Payables to related parties	(50)	(6)
Accrued liabilities	(57)	42
Asbestos related liabilities	1	(5)
Other liabilities	25	(1)
Net cash provided by (used for) operating activities	240	234
Cash flows from investing activities:
Expenditures for property, plant and equipment	(66)	(56)
Proceeds from related party notes receivables	—	67
Increase in marketable securities	(21)	(540)
Decrease in marketable securities	312	531
Other	—	3
Net cash provided by (used for) investing activities	225	5
Cash flows from financing activities:
Net increase (decrease) in Invested deficit	(1,493)	(251)
Proceeds from issuance of long-term debt	1,631	—
Payments of long-term debt	—	—
Proceeds related to related party notes payable	—	327
Payments related to related party notes payable	(493)	(326)
Net change related to cash pooling and short-term notes	(201)	69
Net cash provided by (used for) financing activities	(556)	(181)
Effect of foreign exchange rate changes on cash and cash equivalents	(12)	10
Net increase (decrease) in cash and cash equivalents	(103)	68
Cash and cash equivalents at beginning of period	300	119
Cash and cash equivalents at end of period	$197	$187

The Notes to Combined Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

NOTES TO COMBINED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions)

Note 1. Background and Basis of Presentation

Background

Garrett Motion Inc. (the “Company” or “Garrett”) designs, manufactures and sells highly engineered turbocharger and electric-boosting technologies for light and commercial vehicle original equipment manufacturers (“OEMs”) and the aftermarket. We are a global technology leader with significant expertise in delivering products across gasoline and diesel propulsion systems and hybrid and fuel cell powertrains.

On October 1, 2018, the Company became an independent publicly-traded company through a pro rata distribution by Honeywell International Inc. (“Parent” or “Honeywell”) of 100% of the then-outstanding shares of Garrett to Honeywell’s stockholders (the “Spin-Off”).   Each Honeywell stockholder of record received one share of Garrett common stock for every 10 shares of Honeywell common stock held on the record date. Approximately 74 million shares of Garrett common stock were distributed on October 1, 2018 to Honeywell stockholders. In connection with the Spin-Off, Garrett´s common stock began trading “regular-way” under the ticker symbol “GTX” on the New York Stock Exchange on October 1, 2018.

Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” refer to (i) Honeywell’s Transportation Systems Business (the “Transportation Systems Business” or the “Business”) prior to the Spin-Off and (ii) Garrett Motion Inc. and its subsidiaries following the Spin-Off, as applicable.

Basis of Presentation

The accompanying Combined Interim Financial Statements were derived from the consolidated financial statements and accounting records of Honeywell. These Combined Interim Financial Statements reflect the combined historical results of operations, financial position and cash flows of the former Transportation Systems Business as they were historically managed in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Asbestos-related expenses, net of probable insurance recoveries, are presented within Other expense, net in the Combined Statements of Operations. Honeywell is subject to certain asbestos-related and environmental-related liabilities, primarily related to its legacy Bendix business. In conjunction with the Spin-Off, certain operations that were part of the Bendix business, along with the ownership of the Bendix trademark, as well as certain operations that were part of other legacy elements of the Business, were transferred to us. These Combined Interim Financial Statements, prepared for the period during which the Business was still a part of Honeywell, reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities related to these businesses, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. However, we note that this recognition model in the accompanying Combined Interim Financial Statements will differ from the recognition model to be presented in future financial statements as a standalone company which will reflect the terms of the Indemnification and Reimbursement Agreement (the “Indemnification and Reimbursement Agreement”) with Honeywell entered into on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. For additional information, see Note 14 Subsequent Events.

The Combined Interim Financial Statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The Combined Interim Financial Statements should be read in conjunction with the audited annual Combined Financial Statements for the year ended December 31, 2017 of the Transportation Systems Business included in our Form 10, as amended and filed with the Securities and Exchange Commission (“SEC”) on September 5, 2018 (our “Form 10”). The results of operations for the three and nine months ended September 30, 2018 and cash flows for the nine months ended September 30, 2018 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention: the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three and nine months ended September 30, 2018 and September 30, 2017 were September 29, 2018 and September 30, 2017.

Note 2. Summary of Significant Accounting Policies

The accounting policies of the Business are set forth in Note 2 to the audited annual Combined Financial Statements for the year ended December 31, 2017 of the Transportation Systems Business included in our Form 10. We include herein certain updates to those policies.

Sales Recognition—On January 1, 2018, we adopted the FASB´s updated guidance on revenue from contracts with customers, Accounting Standards Codification (“ASC”) 606 Revenue from Contracts With Customers (“ASC 606”), using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting.

Product sales are recognized when we transfer control of the promised goods to our customer, which is based on shipping terms. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the promised goods.

In the sale of products in the OEM channel, the transaction price for these goods is equal to the agreed price of each unit and represents the standalone selling price for the unit.

In the sale of products in the aftermarket channel, the terms of a contract or the historical business practice can give rise to variable consideration due to, but not limited to, discounts and bonuses. We estimate variable consideration at the most likely amount we will receive from customers and reduce revenues recognized accordingly. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us.

Pension Benefits—On January 1, 2018, we retrospectively adopted the new accounting guidance contained in Accounting Standards Update (“ASU”) 2017-07 which amends the presentation of net periodic pension costs. That guidance requires that we disaggregate the service cost component of net benefit costs and report those costs in the same line item or items in the Combined Statement of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other non-service components of net benefit costs are required to be presented separately from the service cost component.

Following the adoption of this guidance, we continue to record the service cost component of Pension ongoing (income) expense in Cost of goods sold. The remaining components of net benefit costs within Pension ongoing (income) expense, primarily interest costs and assumed return on plan assets, are now recorded in Non-operating (income) expense. We will continue to recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (MTM Adjustment). The MTM Adjustment will also be reported in Non-operating (income) expense.

Derivative Financial Instruments— On September 27, 2018, we early adopted the new accounting guidance contained in ASU 2017-12 on a modified retrospective approach. The new standard is intended to improve and simplify rules relating to hedge accounting, including the elimination of periodic hedge ineffectiveness, recognition of components excluded from hedge effectiveness assessment, the ability to elect to perform subsequent effectiveness assessments qualitatively, and other provisions designed to provide more transparency around the economics of a company’s hedging strategy.

On September 27, 2018, the Company entered into a cross-currency swap contract to hedge the foreign currency exposure from foreign currency-denominated debt as described in Note 10, Financial Instruments and Fair Value Measures. The contract is designated as a fair value hedge for accounting purposes. On adoption of ASU 2017-12, the Company has elected to account for the portion of the change in fair value of the cross-currency swap attributable to the cross-currency basis spread separately within Currency basis reserve as a component of Other Comprehensive Income (“OCI”).

In relation to the Company’s foreign currency exchange forward and option contracts (foreign currency exchange contracts), adoption of ASU 2017-12 had no impact on Garrett Motion Inc.’s combined balance sheets or results of operations. Such contracts will continue to be accounted for in the same manner as outlined in Note 2 to the audited annual Combined Financial Statements for the year ended December 31, 2017 of the Transportation Systems Business included in our Form 10.

Recent Accounting Pronouncements—We consider the applicability and impact of all recent accounting standards updates (“ASU’s”) issued by the Financial Accounting Standards Board (FASB). ASU’s not listed below were assessed and determined to be either not applicable or are expected to have immaterial impact on the combined financial position or results of operations.

In February 2016, the FASB issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We expect to adopt the requirements of the new standard effective January 1, 2019. The guidance requires the use of a modified retrospective approach. We are currently evaluating our lease portfolio to assess the impact to the Combined Interim Financial Statements as well as planning for adoption and implementation of this standard, which includes assessing the impact on information systems and internal controls.

In February 2018, the FASB issued guidance that allows for an entity to elect to reclassify the income tax effects on items within accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. We are currently evaluating the impact of this standard on our Combined Interim Financial Statements and whether we will make the allowed election.

Note 3. Related Party Transactions with Honeywell

The Combined Interim Financial Statements have been prepared on a stand-alone basis and are derived from the Consolidated Interim Financial Statements and accounting records of Honeywell.

Prior to the Spin-Off, Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Business. The cost of these services has been allocated to the Business on the basis of the proportion of revenues. The Business and Honeywell consider the allocations to be a reasonable reflection of the benefits received by the Business. During the three and nine months ended September 30, 2018 and 2017, Garrett was allocated $26 million and $87 million, and $31 million and $92 million, respectively, of general corporate expenses incurred by Honeywell, and such amounts are included within Selling, general and administrative expenses in the Combined Statements of Operations. As certain expenses reflected in the Combined Interim Financial Statements include allocations of corporate expenses from Honeywell, these statements could differ from those that would have been prepared had Garrett operated on a stand-alone basis.

Honeywell uses a centralized approach for the purpose of cash management and financing of its operations. Prior to the Spin-Off, the Business’ cash was historically transferred to Honeywell daily, and Honeywell funded its operating and investing activities as needed. The Company has operated a centralized non-interest-bearing cash pool in U.S. and regional interest-bearing cash pools outside of U.S. As of September 30, 2018 and December 31, 2017, the Company had non-interest-bearing cash pooling balances of $0 million and $51 million, respectively, which are presented in Invested deficit within the Combined Balance Sheets.

The Company received interest income for related party notes receivables of $0 million and $1 million, and $0 million and $0 million, for the three and nine months ended September 30, 2018 and 2017, respectively. Additionally, the Company incurred interest expense for related party notes payable of $0 million and $1 million, and $2 million and $5 million, for the three and nine months ended September 30, 2018 and 2017, respectively.

Due from related parties, current consists of the following:

	September 30, 2018	December 31, 2017
Cash pooling and short-term notes receivables	$—	$495
Other tax receivables from Parent	—	26
Receivables from related parties	—	8
Related party notes receivables, current	—	1
Foreign currency exchange contracts	—	—
	$—	$530

Due from related parties, non-current consists of the following:

	September 30, 2018	December 31, 2017
Other tax receivables from Parent	$—	$23
	$—	$23

Due to related parties, current consists of the following:

	September 30, 2018	December 31, 2017
Cash pooling and short-term notes payables	$98	$545
Related party notes payables, current	—	484
Payables to related parties	—	51
Foreign currency exchange contracts	—	37
	$98	$1,117

Net transfers to and from Honeywell are included within Invested deficit on the Combined Balance Sheet. The components of the net transfers to and from Honeywell for the three and nine months ended September 30, 2018 and 2017 are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
General financing activities	$30	$(111)	$1,761	$(243)
Distribution to Parent	(1,628)	(69)	(2,994)	(69)
Unbilled corporate allocations	15	31	41	64
Stock compensation expense and other compensation awards	5	5	17	14
Pension expense	2	2	7	7
Total net decrease in Invested deficit	$(1,576)	$(142)	$(1,168)	$(227)

Note 4. Revenue Recognition and Contracts with Customers

The Company generates revenue through the sale of products to customers in the OEM and aftermarket channels. OEM and aftermarket contracts generally include scheduling agreements that stipulate the pricing and delivery terms that identify the quantity and timing of the product to be transferred.

Revenue recognition will be generally consistent with the previous standard, with the exception of how we account for payments made to customers in conjunction with future business. Historically these payments were recognized as a reduction of revenue at the time the payments were made. Under ASC 606, these payments result in deferred reductions to revenue that are subsequently recognized when the products are delivered to the customer. The Company evaluates the amounts capitalized each period end for recoverability and expenses any amounts that are no longer expected to be recovered over the term of the business arrangement. These payments are recorded in Other current assets and Other assets in our Combined Balance Sheet. Upon adoption the cumulative impact of this change is as follows:

	December 31, 2017
	As reported	Adjustments	As adjusted
Combined Balance Sheet
Assets
Current assets:
Other current assets	$321	$7	$328
Other assets	2	53	55

Liabilities
Non-current liabilities:
Deferred income taxes	956	6	962

Equity (Deficit)
Invested deficit	(2,433)	54	(2,379)

Under the modified retrospective method of adoption, we are required to disclose the impact to revenues had we continued to follow our accounting policies under the previous revenue recognition guidance. We estimate the impact to revenues for the three and nine months ended September 30, 2018 was a decrease of $1 million and $4 million, respectively. As of September 30, 2018, deferred payments to customers recorded in Other current assets and Other assets in our Combined Balance Sheet were $9 million and $45 million, respectively. Refer to Note 2, Summary of Significant Accounting Policies for a summary of our significant policies for revenue recognition.

Disaggregated Revenue

Sales by region (determined based on country of shipment) and channel are as follows:

	For the Three Months Ended September 30, 2018
	OEM	Aftermarket	Total
United States	$89	$40	$129
Europe	394	36	430
Asia	201	13	214
Other International	6	5	11
	$690	$94	$784

	For the Nine Months Ended September 30, 2018
	OEM	Aftermarket	Total
United States	$276	$120	$396
Europe	1,321	114	1,435
Asia	673	38	711
Other International	18	16	34
	$2,288	$288	$2,576

We recognize virtually all of our revenues arising from performance obligations at a point in time. Less than 1% of our revenue is satisfied over time.

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled receivables (contract assets) and billed accounts receivable, reported in Accounts, notes and other receivables – net, and customer advances and deposits (contract liabilities), reported in Accrued Liabilities, on the Combined Balance Sheet. Contract assets arise when the timing of cash collected from customers differs from the timing of revenue recognition. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized once invoiced in accordance with the terms of the contract. Contract liabilities are recorded in scenarios where we enter into arrangements where customers are contractually obligated to remit cash payments in advance of us satisfying performance obligations and recognizing revenue. Contract liabilities are generally derecognized when revenue is recognized.

These assets and liabilities are reported on the Combined Balance Sheet on a contract-by-contract basis at the end of each reporting period.

The following table summarizes our contract assets and liabilities balances:

2018
Contract assets—January 1	$5
Contract assets—September 30	6
Change in contract assets—Increase/(Decrease)	$1
Contract liabilities—January 1	$(7)
Contract liabilities—September 30	(3)
Change in contract liabilities—(Increase)/Decrease	$4

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For product sales, typically each product sold to a customer represents a distinct performance obligation.

Virtually all of our performance obligations are satisfied as of a point in time. Performance obligations are supported by contracts with customers, providing a framework for the nature of the distinct goods, services or bundle of goods and services. The timing of satisfying the performance obligation is typically indicated by the terms of the contract. All performance obligations are expected to be satisfied within one year, with substantially all performance obligations being satisfied within a month.

The timing of satisfaction of our performance obligations does not significantly vary from the typical timing of payment, with cash advances (contract liabilities) and unbilled receivables (contract assets) being settled within 3 months. For some contracts, we may be entitled to receive an advance payment.

We have applied the practical expedient to not disclose the value of remaining performance obligations for contracts with an original expected term of one year or less.

Note 5. Income Taxes

The effective tax rate decreased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to tax benefits from an internal restructuring of Garrett’s business in advance of the Spin-Off that resulted in an $870 million reduction in tax expense and increased tax benefits attributable to currency impacts for withholding taxes on undistributed foreign earnings, partially offset by adjustments to the provisional tax amount related to U.S. tax reform.

The effective tax rate decreased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to tax benefits from an internal restructuring of Garrett’s business in advance of the Spin-Off that resulted in an $880 million reduction in tax expense and increased tax benefits attributable to currency impacts for withholding taxes on undistributed foreign earnings, partially offset by adjustments to the provisional tax amount related to U.S. tax reform.

The effective tax rate for the three and nine months ended September 30, 2018 was lower than the U.S. federal statutory rate of 21% primarily due to tax benefits from an internal restructuring of Garrett’s business in advance of the Spin-Off that resulted in an $870 million and $880 million reduction in tax expense, respectively and tax benefits related to the currency impacts on withholding taxes on undistributed foreign earnings, partially offset by adjustments to the provisional tax amount related to U.S. tax reform and non-deductible expenses.

The effective tax rate for the three and nine months ended September 30, 2017 was lower than the U.S. federal statutory rate of 35% from non-U.S. earnings taxed at lower rates, partially offset by non-deductible expenses. In addition, the effective tax rate for the nine months ended September 30, 2017 was further reduced as a result of the resolution of tax matters with certain jurisdictions.

On December 22, 2017, the U.S. government enacted tax legislation that included changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The tax legislation also included a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax was imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates.

As described in our Combined Financial Statements for the year ended December 31, 2017, we reasonably estimated certain effects of the tax legislation and, therefore, recorded provisional amounts, including the deemed repatriation transition tax and withholding taxes on undistributed earnings. For the nine months ended September 30, 2018, the Company recorded an adjustment to the provisional tax amount related to the deemed repatriation transition tax and taxes on undistributed earnings of $13 million and $(8) million, respectively. This adjustment results in a net increase of $5 million to the effective tax rate for the nine months ended September 30, 2018 of 1.7%. The Company has not finalized the accounting for the tax effects of the tax legislation as we are continuing to gather additional information and expect to complete our accounting within the prescribed measurement period.

Note 6. Accounts, Notes and Other Receivables—Net

	September 30, 2018	December 31, 2017
Trade receivables	$596	$592
Notes receivables	112	83
Other receivables	56	73
	$764	$748
Less—Allowance for doubtful accounts	(2)	(3)
	$762	$745

Trade Receivables include $13 million and $6 million of unbilled balances as of September 30, 2018 and December 31, 2017, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. Unbilled receivables include $6 million and $5 million of contract assets as of September 30, 2018 and December 31, 2017, respectively. See Note 4 Revenue Recognition and Contracts with Customers.

Note 7. Inventories—Net

	September 30, 2018	December 31, 2017
Raw materials	$117	$118
Work in process	21	20
Finished products	67	73
	$205	$211
Less—Reserves	(22)	(23)
	$183	$188

Note 8. Accrued Liabilities

	September 30, 2018	December 31, 2017
Asbestos-related liabilities	$185	$185
Customer pricing reserve	119	114
Compensation, benefit and other employee related	69	65
Repositioning	19	60
Product warranties and performance guarantees	26	28
Other taxes	5	22
Customer advances and deferred income(a)	11	21
Other (primarily operating expenses)	70	76
	$504	$571

(a)

Customer advances and deferred income include $3 million and $7 million of contract liabilities as of September 30, 2018 and December 31, 2017, respectively. See Note 4 Revenue Recognition and Contracts with Customers.

The Company accrued repositioning costs related to projects to optimize our product costs and to right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold in our Combined Statement of Operations.

	Severance Costs	Exit Costs	Total
Balance at December 31, 2016	$35	$8	$43
Charges	13	—	13
Usage—cash	(5)	(2)	(7)
Foreign currency translation	4	—	4
Balance at September 30, 2017	$47	$6	$53

	Severance Costs	Exit Costs	Total
Balance at December 31, 2017	$53	$7	$60
Charges	2	—	2
Usage—cash	(39)	(4)	(43)
Foreign currency translation	—	—	—
Balance at September 30, 2018	$16	$3	$19

Note 9: Long-term Debt and Credit Agreements

The amounts outstanding on long-term debt are as follows:

September 30, 2018
Term Loan A	$382
Term Loan B	859
Senior Notes	406
1,647
Less: current portion	(28)
$1,619

On September 27, 2018, we entered into a Credit Agreement, by and among us, Garrett LX I S.à r.l., Garrett LX II S.à r.l. (“Lux Guarantor”), Garrett LX III S.à r.l. (“Lux Borrower”), Garrett Borrowing LLC (in such capacity, the “US Co-Borrower”), and Honeywell Technologies Sàrl (“Swiss Borrower” and, together with Lux Borrower and US Co-Borrower, the “Borrowers”), the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”).

The Credit Agreement provides for senior secured financing of approximately the Euro equivalent of $1,254 million, consisting of (i) a seven-year senior secured first-lien term B loan facility, which consists of a tranche denominated in Euro of €375 million and a tranche denominated in U.S. Dollars of $425 million (the “Term B Facility”), (ii) five-year senior secured first-lien term A loan facility in an aggregate principal amount of €330 million (the “Term A Facility” and, together with the Term B Facility, the “Term Loan Facilities”) and (iii) a five-year senior secured first-lien revolving credit facility in an aggregate principal amount of €430 million with revolving loans to Swiss Borrower, to be made available in a number of currencies including Australian Dollars, Euros, Pounds Sterling, Swiss Francs, U.S. Dollars and Yen (the “Revolving Facility” and, together with the Term Loan Facilities, the “Senior Credit Facilities”). Each of the Revolving Facility and the Term A Facility matures five years after the effective date of the Credit Agreement, in each case with certain extension rights in the discretion of each lender. The Term B Facility matures seven years after the effective date of the Credit Agreement, with certain extension rights in the discretion of each lender.

The Senior Credit Facilities are subject to an interest rate, at our option, of either (a) base rate determined by reference to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (3) the one month adjusted LIBOR rate, plus 1% per annum (“ABR”), (b) an adjusted LIBOR rate (“LIBOR”) (which shall not be less than zero), or (c) an adjusted EURIBOR rate (“EURIBOR”) (which shall not be less than zero), in each case, plus an applicable margin. The applicable margin for the U.S. Dollar tranche of the Term B Facility is currently 2.50% per annum (for LIBOR loans) and 1.50% per annum (for ABR loans) while that for the Euro tranche of the Term B Facility is currently 2.75% per annum (for EURIBOR loans). The applicable margin for each of the Term A Facility and the Revolving Credit Facility varies based on our leverage ratio. Accordingly, the interest rates for the Senior Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR, EURIBOR or future changes in our leverage ratio. Interest payments with respect to the Term Loan Facilities are required either on a quarterly basis (for ABR loans) or at the end of each interest period (for LIBOR and EURIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months.

We are obligated to make quarterly principal payments throughout the term of the Term Loan Facilities according to the amortization provisions in the Credit Agreement. Borrowings under the Credit Agreement are prepayable at our option without premium or penalty, subject to a 1.00% prepayment premium in connection with any repricing transaction with respect to the Term B Facility in the first six months after the effective date of the Credit Agreement. We may request to extend the maturity date of all or a portion of the Senior Credit Facilities subject to certain conditions customary for financings of this type. The Credit Agreement also contains certain mandatory prepayment provisions in the event that we incur certain types of indebtedness or receive net cash proceeds from certain non-ordinary course asset sales or other dispositions of property, in each case subject to terms and conditions customary for financings of this type.

The schedule of principal payments on long-term debt is as follows:

September 30, 2018
2018 (remaining)	$7
2019	28
2020	32
2021	52
2022	71
Thereafter	1,457
$1,647
Less: current portion	(28)
$1,619

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/ repurchases, in respect of the our and our subsidiaries’ equity interests, to engage in transactions with affiliates, amend certain material documents or to permit the International Financial Reporting Standards equity amount of Lux Borrower to decrease below a certain amount. The Credit Agreement also contains financial covenants requiring the maintenance of a consolidated total leverage ratio of not greater than 4.25 to 1.00 (with step-downs to (i) 4.00 to 1.00 in approximately 2019, (ii) 3.75 to 1.00 in approximately 2020 and (iii) 3.50 to 1.00 in approximately 2021), and a consolidated interest coverage ratio of not less than 2.75 to 1.00.

On September 27, 2018, we completed the offering of €350 million (approximately $400 million) in aggregate principal amount of 5.125% senior notes due 2026 (the “Senior Notes”). The Senior Notes bear interest at a fixed annual interest rate of 5.125% and mature on October 15, 2026.

The Senior Notes were issued pursuant to an Indenture, dated September 27, 2018 (the “Indenture”), which, among other things and subject to certain limitations and exceptions, limits our ability and the ability of our restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness or issue certain disqualified equity interests and preferred shares, (ii) pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments, (iii) make investments, (iv) consummate certain asset sales or transfers, (v) engage in certain transactions with affiliates, (vi) grant or assume certain liens on assets to secure debt unless the Senior Notes are secured equally and ratably (vii) restrict dividends and other payments by certain of their subsidiaries and (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our or our restricted subsidiaries’ assets.

All debt issuance costs, except for those associated to the Revolving Credit Facility, are deferred and recognized as a direct deduction to the related debt liability and are amortized to interest expense over the debt term. The company paid approximately $37 million of debt issuance costs in connection with the Term A Facility, Term B Facility, and Senior Notes.

The unutilized portion of the Revolving Credit Facility is subject to an annual commitment fee of 0.40% to 0.50% depending on the Company’s consolidated leverage ratio. Debt issuance costs associated with the Revolving Credit Facility were capitalized in Other assets and are amortized to interest expense over the debt term. Approximately, $6 million of debt issuance costs were paid in connection with the Revolving Credit Facility.

Note 10. Financial Instruments and Fair Value Measures

Our credit, market and foreign currency risk management policies are described in Note 14, Financial Instruments and Fair Value Measures, of the notes to the audited annual Combined Financial Statements for the year ended December 31, 2017 of the Transportation Systems Business included in our Form 10. At September 30, 2018 and December 31, 2017, we had contracts with aggregate gross notional amounts of $812 million and $928 million, respectively, to exchange foreign currencies, principally the U.S. Dollar, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Australian Dollar and Korean Won.

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

			Fair Value
	Notional Amounts		Assets			Liabilities
	September 30, 2018	December 31, 2017	September 30, 2018		December 31, 2017	September 30, 2018		December 31, 2017
Designated forward currency exchange contracts	$—	$556	$—		$—	$—		$35	(d)
Cross-currency swap designated as fair value hedge	425	—	10	(a)	—	—		—
	$425	$556	$10		$—	$—		$35
Undesignated forward currency exchange contracts	387	372	2	(b)	—	1	(c)	2	(d)
	$812	$928	$12		$—	$1		$37

(a)	Recorded within Other assets in the Company’s combined balance sheet
(b)	Recorded within Other current assets in the Company’s combined balance sheet
(c)	Recorded within Accrued liabilities in the Company’s combined balance sheet
(d)	Recorded within Due to related parties in the Company’s combined balance sheet

On September 27, 2018, the Company entered into a floating-floating cross-currency swap contract to hedge the foreign currency exposure from foreign currency-denominated debt. The contract is designated as a foreign currency fair value hedge for accounting purposes and will mature on September 27, 2025. Accordingly, the gain or loss on this derivative instrument is recognized in earnings and included in Non-operating (income) expense. The change in fair value of the cross-currency swap attributable to the cross-currency basis spread are excluded from the fair value hedge effectiveness assessment and are recorded separately within Currency Basis Reserve as a component of Accumulated Other Comprehensive Income. For the three and nine months ended September 30, 2018, gains recorded in Non-operating (income) expense, under the cross-currency swap contract were $13 million. Gains and losses attributable to the cross-currency basis spread of $3 million were deferred to Other Comprehensive Income for the period ended September 30, 2018. The balance of the cross-currency basis spread of $3 million is included in the carrying value of the cross-currency swap contract of $10 million - the application of fair value hedge accounting had no effect on the carrying value of the hedged liability.

The foreign currency exchange and cross-currency swap contracts are valued using market observable inputs. As such, these derivative instruments are classified within Level 2. The assumptions used in measuring fair value of the cross-currency swap are considered level 2 inputs, which are based upon market observable interest rate curves, cross currency basis curves, credit default swap curves, and foreign exchange rates.

The carrying value of Cash and cash equivalents, Marketable securities (Level 2), Account receivables, notes and other receivables, Due from related parties, Account payables, and Due to related parties contained in the Combined Balance Sheet approximates fair value.

The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2018
	Carrying Value	Fair Value
Long-term debt and related current maturities	$1,605	$1,647

The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered level 2.

Note 11. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Change in Currency Basis Reserve	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$212	$42	$—	$(11)	$243
Other comprehensive income (loss) before reclassifications	46	(52)	—	—	(6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(13)	—	—	(13)
Net current period other comprehensive income (loss)	46	(65)	—	—	(19)
Balance at September 30, 2017	$258	$(23)	$—	$(11)	$224

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Change in Currency Basis Reserve	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$284	$(35)	$—	$(11)	$238
Other comprehensive income (loss) before reclassifications	(251)	3	(3)	—	(251)
Amounts reclassified from accumulated other comprehensive income (loss)	—	21	—	—	21
Net current period other comprehensive income (loss)	(251)	24	(3)	—	(230)
Balance at September 30, 2018	$33	$(11)	$(3)	$(11)	$8

Note 12. Commitments and Contingencies

Asbestos Matters

Honeywell is a defendant in asbestos related personal injury actions mainly related to its legacy Bendix Friction Materials (“Bendix”) business. The Bendix business, manufactured automotive brake parts that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. In conjunction with Garrett’s separation from Honeywell, certain operations that were part of the Bendix business, along with the ownership of the Bendix trademark, was transferred to Garrett.

As discussed in Note 1, these Combined Interim Financial Statements, prepared for the period during which the Business was still a part of Honeywell, reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities related to these businesses, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. However, we note that this recognition model in the Combined Interim Financial Statements will differ from the recognition model to be presented in future financials as a standalone company which will reflect the terms of the Indemnification and Reimbursement

Agreement with Honeywell signed on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. For additional information, see Note 14 Subsequent Events.

The following tables summarize information concerning both Bendix and other asbestos related balances. Other represents asbestos liabilities related to claimants outside the United States.

Asbestos Related Liabilities

	Nine Months Ended September 30, 2018
	Bendix	Other	Total
Beginning of the period	$1,703	$9	$1,712
Accrual for update to estimated liabilities	141	—	141
Asbestos related liability payments	(151)	(1)	(152)
End of the period	$1,693	$8	$1,701

Insurance Recoveries for Asbestos Related Liabilities

Nine Months Ended September 30, 2018
Bendix
Beginning of the period	$191
Probable insurance recoveries related to estimated liability	10
Insurance receipts for asbestos related liabilities	(24)
Insurance receivables settlements	1
End of the period	$178

Asbestos balances are included in the following balance sheet accounts:

	September 30, 2018	December 31, 2017
Other current assets	$16	$17
Insurance recoveries for asbestos related liabilities	162	174
	$178	$191
Accrued liabilities	$185	$185
Asbestos related liabilities	1,516	1,527
	$1,701	$1,712

The following tables present information regarding Bendix related asbestos claims activity:

	Nine Months Ended September 30,	Years Ended December 31,
Claims Activity	2018	2017	2016
Claims Unresolved at the beginning of the period	6,280	7,724	7,779
Claims Filed	1,895	2,645	2,830
Claims Resolved	(2,088)	(4,089)	(2,885)
Claims Unresolved at the end of the period	6,087	6,280	7,724

	Nine Months Ended September 30,	Years Ended December 31,
Disease Distribution of Unresolved Claims	2018	2017	2016
Mesothelioma and Other Cancer Claims	2,868	3,062	3,490
Nonmalignant Claims	3,219	3,218	4,234
Total Claims	6,087	6,280	7,724

Honeywell has experienced average resolutions per claim excluding legal costs as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in whole dollars)
Malignant claims	$56,000	$44,000	$44,000	$53,500	$51,000
Nonmalignant claims	$2,800	$4,485	$100	$120	$850

It is not possible to predict whether resolution values for Bendix-related asbestos claims will increase, decrease or stabilize in the future.

Our Combined Interim Financial Statements reflect an estimated liability for resolution of pending and unasserted Bendix-related asbestos claims. We have valued pending and unasserted Bendix-related asbestos claims using average resolution values for the previous five years. We update the resolution values used to estimate the cost of pending and unasserted Bendix-related asbestos claims during the fourth quarter each year.

Such estimated cost of unasserted Bendix-related asbestos claims is based on historic claims filing experience and dismissal rates, disease classifications, and resolution values in the tort system for the previous five years. Asbestos costs and insurance recoveries are recorded in Other expense, net.

Our insurance receivable corresponding to the liability for settlement of pending and unasserted Bendix asbestos claims reflects coverage which is provided by a large number of insurance policies written by dozens of insurance companies in both the domestic insurance market and the London excess market. Based on our ongoing analysis of the probable insurance recovery, insurance receivables are recorded in the Combined Interim Financial Statements simultaneous with the recording of the estimated liability for the underlying asbestos claims. This determination is based on our analysis of the underlying insurance policies, our historical experience with our insurers, our ongoing review of the solvency of our insurers, judicial determinations relevant to our insurance programs, and our consideration of the impacts of any settlements reached with our insurers.

Other Matters

We are subject to other lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. To date, no such matters are material to the Combined Statements of Operations.

Note 13. Pension Benefits

Prior to the completion of the Spin-Off, certain Garrett employees participated in defined benefit pension plans (the “Shared Plans”) sponsored by Honeywell which includes participants of other Honeywell subsidiaries and operations. We accounted for our participation in the Shared Plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans. The related pension expense was based on annual service cost of active Garrett participants and reported within Cost of goods sold in the Combined Statements of Operations. The pension expense specifically identified for the active Garrett participants in the Shared Plans for the three and nine months ended September 30, 2018 and 2017 was $1 million and $5 million, and $1 million and $5 million, respectively.

Additionally, we sponsored a funded defined benefit pension plan covering the majority of our employees and retirees in Ireland (the “Ireland Plan”). Other pension plans sponsored by the Company outside of Ireland are not material to the Company either individually or in the aggregate.

Net periodic pension benefit costs for the Ireland Plan was $0 million, and $1 million and $0 million, and $1 million for the three and nine months ended September 30, 2018 and 2017, respectively.

Note 14. Subsequent Events

The Company evaluated subsequent events for recognition or disclosure through November 6, 2018, the date the Combined Interim Financial Statements were available to be issued.

On October 1, 2018, the Company became an independent publicly-traded company through a pro rata distribution by Honeywell of 100% of the outstanding shares of Garrett to Honeywell’s stockholders. For additional details, refer to Note 1 Background and Basis of Presentation.

In connection with the Spin-Off, we also entered into an Indemnification and Reimbursement Agreement with Honeywell on September 12, 2018. As of the Spin-Off date of October 1, 2018, we are obligated to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of this Indemnification and Reimbursement Agreement, we are responsible for paying to Honeywell such amounts, up to a cap of an amount equal to the Euro-to-U.S. dollar exchange rate determined by Honeywell as of a date within two business days prior to the date of the Distribution (1.16977 USD = 1 EUR) equivalent of $175 million in respect of such liabilities arising in any given calendar year.  The payments that we are required to make to Honeywell pursuant to the terms of this agreement will not be deductible for U.S. federal income tax purposes.

On September 12, 2018, we also entered into a Tax Matters Agreement with Honeywell (the “Tax Matters Agreement”), which governs the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests). The Tax Matters Agreement generally provides that, following the Spin-Off date of October 1, 2018, we are responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. Among other items, as a result of the mandatory transition tax imposed by the Tax Cuts and Jobs Act, one of our subsidiaries is required to make payments to a subsidiary of Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. We currently estimate that our aggregate payments to Honeywell with respect to the mandatory transition tax will be $240 million. Under the terms of the Tax Matters Agreement, we are required to pay this amount in Euros, without interest, in five annual installments, each equal to 8% of the aggregate amount, followed by three additional annual installments equal to 15%, 20% and 25% of the aggregate amount, respectively. In addition, the Tax Matters Agreement addresses the allocation of liability for taxes incurred as a result of restructuring activities undertaken to effectuate the Spin-Off. The Tax Matters Agreement also provides that we are required to indemnify Honeywell for certain taxes (and reasonable expenses) resulting from the failure of the Spin-Off and related internal transactions to qualify for their intended tax treatment under U.S. federal, state and local income tax law, as well as foreign tax law. Further, the Tax Matters Agreement also imposes certain restrictions on us and our subsidiaries (including restrictions on share issuances, redemptions or repurchases, business combinations, sales of assets and similar transactions) that are designed to address compliance with Section 355 of the Internal Revenue Code of 1986, as amended, and are intended to preserve the tax-free nature of the Spin-Off.

We also entered into several additional agreements with Honeywell that govern the future relationship between us and Honeywell and impose certain obligations on us following the Spin-Off, and which may cause us to incur new costs, including the following:

•	a Separation and Distribution Agreement;
•	a Transition Services Agreement;
•	an Employee Matters Agreement;
•	an Intellectual Property Agreement; and
•	a Trademark License Agreement.

A description of each of these agreements is included in a Current Report on Form 8-K filed with the SEC on October 1, 2018.

On October 19, 2018, Honeywell disclosed in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (the “Honeywell Form 10-Q”) that the Division of Enforcement of the SEC has opened an investigation into Honeywell’s prior accounting for liability for unasserted Bendix-related asbestos claims. In addition, Honeywell noted that it revised certain previously-issued financial statements to correct the time period associated with the determination of appropriate accruals for legacy Bendix asbestos-related liability for unasserted claims. Our restated carve-out financial statements included in our Form 10 already contemplate these revisions, consistent with Honeywell’s previous disclosure in its Form 8-K filed with the SEC on August 23, 2018. The Indemnification and Reimbursement Agreement has not been amended and otherwise remains unchanged. Prior to the filing of the Honeywell Form 10-Q with the SEC, our management was not aware of the SEC’s investigation into Honeywell’s prior accounting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with our Combined Interim Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the audited annual Combined Financial Statements for the year ended December 31, 2017 of the Transportation Systems Business of Honeywell International Inc. included in our Form 10, as amended and filed with the Securities and Exchange Commission on September 5, 2018 (our “Form 10”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our Registration Statement on Form 10, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

The following MD&A is intended to help the reader understand the results of operations and financial condition of Garrett Motion Inc. for the three months and nine months ended September 30, 2018.  Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” refer to (i) Honeywell’s Transportation Systems Business (the “Transportation Systems Business” or the “Business”) prior to our spin-off from Honeywell International Inc. (the “Spin-Off”) and (ii) Garrett Motion Inc. and its subsidiaries following the Spin-Off, as applicable.

Overview and Business Trends

Garrett designs, manufactures and sells highly engineered turbocharger and electric-boosting technologies for light and commercial vehicle original equipment manufacturers (“OEMs”) and the global vehicle and independent aftermarket. These OEMs in turn ship to consumers globally. We are a global technology leader with significant expertise in delivering products across gasoline, diesel and electric (hybrid and fuel cell) powertrains. These products are key enablers for fuel economy and emission standards compliance.

Market penetration of vehicles with a turbocharger is expected to increase from approximately 47% in 2017 to approximately 59% by 2022, according to IHS Markit (“IHS”) and other industry sources, which we believe will allow our business to grow at a faster rate than overall automobile production. The turbocharger market volume growth was particularly strong in China and other high-growth regions.

The growth trajectory for turbochargers is expected to continue, as the technology is one of the most cost-effective solutions for OEMs to address strict constraints for vehicle fuel efficiency and emissions standards. As a result, OEMs are increasing their adoption of turbocharger technologies across gasoline and diesel engines as well as hybrid-electric and fuel cell vehicles. In recent years, we have also seen a shift in demand from diesel engines to gasoline engines.

In particular, the commercial vehicle OEM market and light vehicle gasoline markets in China and other high-growth regions have increased due to favorable economic conditions and rising income levels which have led to an increase in automotive and vehicle content demand. While we have recently observed a slowdown in China, we continue to expect an increase in future vehicle production utilizing turbocharger technologies as vehicle ownership remains well below ownership levels in developed markets.

The following charts show our percentage of revenues by geographic region and product line for the three and nine months ended September 30, 2018 and the percentage change from the prior year comparable period.

By Geography

By Product-line

o	We are a global business that generated revenues of approximately $0.8 billion and $2.6 billion for the three and nine months ended September 30, 2018, respectively.
o

Light vehicle products (which includes Diesel and Gas products, including products for passenger cars, SUVs, light trucks, and other products) accounted for approximately 68% and 69% of our revenues for the three and nine months ended September 30, 2018, respectively. Commercial vehicle products (products for on-highway trucks and off-highway trucks, construction, agriculture and power-generation machines) accounted for 20% of our revenues for each of the three and nine months ended September 30, 2018. Aftermarket products accounted for the remaining 12% and 11% of our revenues for the three and nine months ended September 30, 2018, respectively.

o

Our OEM sales contributed to approximately 88% and 89% of our revenues while our aftermarket and other products contributed 12% and 11% of our revenues for the three and nine months ended September 30, 2018, respectively.

o

Approximately 55% and 56% of our revenues came from sales to customers located in Europe, 27% and 28% from sales to customers located in Asia, 16% and 15% from sales to customers in North America, and 2% and 1% from sales to customers in other international markets for the three and nine months ended September 30, 2018, respectively.

Separation from Honeywell

On October 1, 2018, the Company became an independent publicly-traded company through a pro rata distribution by Honeywell International Inc. (“Parent” or “Honeywell”) of 100% of the then-outstanding shares of Garrett to Honeywell’s stockholders. Each Honeywell stockholder of record received one share of Garrett common stock for every 10 shares of Honeywell common stock held on the record date. Approximately 74 million shares of Garrett common stock were distributed on October 1, 2018 to Honeywell stockholders. In connection with the separation, Garrett´s common stock began trading “regular-way” under the ticker symbol “GTX” on the New York Stock Exchange on October 1, 2018.

In connection with the separation, we entered into several agreements with Honeywell that govern the future relationship between us and Honeywell and impose certain obligations on us following the Spin-Off and which may cause us to incur new costs, including the following:

o	a Separation and Distribution Agreement;
o	a Transition Services Agreement;
o	an Employee Matters Agreement;
o	an Intellectual Property Agreement; and
o	a Trademark License Agreement.

A description of each of these agreements is included in a Current Report on Form 8-K filed with the SEC on October 1, 2018.

In addition, we entered into an Indemnification and Reimbursement Agreement (the “Indemnification and Reimbursement Agreement”) and a Tax Matters Agreement (the “Tax Matters Agreement”) with Honeywell on September 12, 2018, each of which is described in this MD&A.

Basis of Presentation

The accompanying historical Combined Interim Financial Statements were derived from the consolidated financial statements and accounting records of Honeywell. These Combined Interim Financial Statements reflect the combined historical results of operations, financial position and cash flows of the Business as they were historically managed in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Therefore, the historical combined financial information may not be indicative of our future performance and does not necessarily reflect what our combined results of operations, financial condition and cash flows would have been had the Business operated as a separate, publicly traded company during the periods presented, particularly because of changes that we have experienced, and expect to continue to experience, in the future as a result of our separation from Honeywell, including changes in the financing, cash management, operations, cost structure and personnel needs of our business.

The Combined Interim Financial Statements include certain assets and liabilities that were held at the Honeywell corporate level prior to the Spin-Off but are specifically identifiable or otherwise allocable to the Business. Additionally, prior to the Spin-Off, Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Business. The cost of these services has been allocated to the Business on the basis of the proportion of revenues. We consider these allocations to be a reasonable reflection of the benefits received by the Business. Actual costs that would have been incurred if the Business had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefits received by the Business during the periods presented.

Subsequent to the completion of the Spin-Off, we have incurred, and expect to continue to incur, expenditures consisting of employee-related costs, costs to start up certain stand-alone functions and information technology systems, and other one-time transaction related costs. Recurring stand-alone costs include establishing the internal audit, treasury, investor relations, tax and corporate secretary functions as well as the annual expenses associated with running an independent publicly traded company including listing fees, compensation of non-employee directors, related board of director fees and other fees and expenses related to insurance, legal and external audit. Recurring stand-alone costs that differ from historical allocations may have an impact on profitability and operating cash flows but we believe the impact will not be significant. As a stand-alone public company, we do not expect our recurring stand-alone corporate costs to be materially higher than the expenses historically allocated to us from Honeywell.

Asbestos-Related and Environmental Liabilities

Our asbestos-related and environmental expenses, net of probable insurance recoveries, are reported within Other expense, net in our Combined Statement of Operations. Honeywell is subject to certain asbestos-related and environmental-related liabilities, primarily related to its legacy Bendix business. In conjunction with the Spin-Off, certain operations that were part of the Bendix business, along with the ownership of the Bendix trademark, as well as certain operations that were part of other legacy elements of the Business, were transferred to us. Our Combined Interim Financial Statements reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities related to these businesses, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. See Asbestos Matters in Note 12, Commitments and Contingencies of Notes to Combined Interim Financial Statements for additional information. In connection with the Spin-Off, we entered into the Indemnification and Reimbursement Agreement, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of this Indemnification and Reimbursement Agreement, we are responsible for paying to Honeywell such amounts, up to a cap of an amount equal to the Euro-to-U.S. dollar exchange rate determined by Honeywell as of a date within two business days prior to the date of the Distribution (1.16977 USD = 1 EUR) (the “Distribution Date Currency Exchange Rate”) equivalent of $175 million in respect of such liabilities arising in any given calendar year.  The payments that we are required to make to Honeywell pursuant to the terms of this agreement will not be deductible for U.S. federal income tax purposes.

On October 19, 2018, Honeywell disclosed in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (the “Honeywell Form 10-Q”) that the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) has opened an investigation into Honeywell’s prior accounting for liability for unasserted Bendix-related asbestos claims. In addition, Honeywell noted that it revised certain previously-issued financial statements to correct the time period associated with the determination of appropriate accruals for legacy Bendix asbestos-related liability for unasserted claims.

Our restated carve-out financial statements included in our Form 10 already contemplate these revisions, consistent with Honeywell’s previous disclosure in its Form 8-K filed with the SEC on August 23, 2018. These revisions are also contemplated in our Combined Interim Financial Statements for the three and nine months ended September 30, 2018. The Indemnification and Reimbursement Agreement has not been amended and otherwise remains unchanged.

Prior to the filing of the Honeywell Form 10-Q with the SEC, our management was not aware of the SEC’s investigation into Honeywell’s prior accounting.

Results of Operations for the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017

Net Sales

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net sales	$784	$745	$2,576	$2,292
% change compared with prior period	5.2%		12.4%

The change in net sales compared to prior year period is attributable to the following:

	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Volume	6.6%	7.7%
Price	—	(0.8)%
Foreign Currency Translation	(1.4)%	5.5%
	5.2%	12.4%

Three Months Ended September 30, 2018 compared with Three Months Ended September 30, 2017

Our net sales increased for the three months ended September 30, 2018 compared to the prior year period by $39 million or approximately 5.2% (including a negative impact of 1.4% due to foreign currency translation) primarily driven by increases in sales volume and unfavorable foreign currency translation. The increase in sales volume was primarily driven by light vehicles OEM products growth of approximately $43 million. Commercial vehicles OEM products growth increased slightly by $2 million, offset by aftermarket and other products decrease of approximately $6 million.

Our light vehicles OEM product growth was primarily driven by increased gasoline volumes in Europe and North America as a result of increased turbocharger penetration in gasoline engines and new product launches. Additionally, diesel vehicles OEM product sales growth increased slightly as a result of increased volumes in Asia partially offset by lower diesel volumes to our OEM customers in Europe. The slight commercial vehicles OEM product growth was primarily driven by volume increases in Europe partially offset by decreases in China. Our slight aftermarket and other product sales decrease was primarily driven by a decrease in sales in North America and Japan.

Nine Months Ended September 30, 2018 compared with Nine Months Ended September 30, 2017

Our net sales increased for the nine months ended September 30, 2018 compared to the prior year period by $284 million or approximately 12.4% (5.5% of which was due to foreign currency translation) primarily driven by increases in sales volume and favorable foreign currency translation partially offset by contractual price reductions. The increase in sales volume, net of contractual price reductions, was primarily driven by light vehicles OEM products growth of approximately $225 million, commercial vehicles OEM products growth of approximately $60 million and slight aftermarket and other products growth of approximately $1 million.

Our light vehicles OEM product growth was primarily driven by increased gasoline volumes in China, Europe, North America, and South Korea, as a result of increased turbocharger penetration in gasoline engines and new product launches, partially offset by lower diesel volumes to our OEM customers in Europe and Korea. The commercial vehicles OEM product growth was primarily driven by volume increases in North America and Europe. Our aftermarket and other sales remained flat primarily due to slightly lower volumes in Japan and North America offset by favorable foreign currency translation.

Cost of Goods Sold

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Cost of goods sold	$606	$568	$1,972	$1,730
% change compared with prior period	6.7%		14.0%
Gross profit percentage	22.7%	23.8%	23.4%	24.5%

Three Months Ended September 30, 2018 compared with Three Months Ended September 30, 2017

Costs of goods sold increased in the three months ended September 30, 2018 compared to the prior year period by $38 million or approximately 6.7% primarily driven by an increase in direct material costs of approximately $39 million (primarily due to an increase in volume).

Gross profit percentage decreased primarily due to unfavorable impacts from mix (approximately 2.7 percentage point impact) and unfavorable impacts from inflation (approximately 1.3 percentage point impact), partially offset by favorable productivity (approximately 2.5 percentage point impact) and by favorable volume leverage (approximately 0.5 percentage point impact).

Nine Months Ended September 30, 2018 compared with Nine Months Ended September 30, 2017

Costs of goods sold increased in the nine months ended September 30, 2018 compared to the prior year period by $242 million or approximately 14.0% primarily driven by an increase in direct material costs of approximately $204 million (primarily due to an increase in volume and the impacts of foreign currency translation).

Gross profit percentage decreased primarily due to unfavorable impacts from mix and price (approximately 2.2 percentage point impact), partially offset by favorable volume leverage (approximately 0.8 percentage point impact) and net favorable impacts from foreign currency translation (approximately 0.4 percentage point impact).

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Selling, general and administrative expense	$60	$61	$186	$180
% of sales	7.7%	8.2%	7.2%	7.9%

Three Months Ended September 30, 2018 compared with Three Months Ended September 30, 2017

Selling, general and administrative expenses decreased by $1 million in the three months ended September 30, 2018 compared to the prior year period. The decline in expenses as a percentage of sales was primarily due to favorable volume leverage.

Nine Months Ended September 30, 2018 compared with Nine Months Ended September 30, 2017

Selling, general and administrative expenses increased by $6 million in the nine months ended September 30, 2018 compared to the prior year period. The decline in expenses as a percentage of sales was primarily due to favorable volume leverage.

Other Expense, Net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Other expense, net	$51	$43	$132	$129
% of sales	6.5%	5.8%	5.1%	5.6%

Three Months Ended September 30, 2018 compared with Three Months Ended September 30, 2017

Other expense, net increased in the three months ended September 30, 2018 compared to the prior year period primarily driven by a $6 million increase in environmental charges and $2 million of higher asbestos charges.

Nine Months Ended September 30, 2018 compared with Nine Months Ended September 30, 2017

Other expense, net increased in the nine months ended September 30, 2018 compared to the prior year period due to a $6 million increase in environmental charges, partially offset by a $3 million decrease in asbestos charges.

Tax Expense (Benefit)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Tax expense (benefit)	$(856)	$17	$(844)	$25
Effective tax rate	(1172.6)%	23.0%	(288.1)%	9.5%

Three Months Ended September 30, 2018 compared with Three Months Ended September 30, 2017

The effective tax rate decreased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to tax benefits from an internal restructuring of Garrett’s business in advance of the Spin-Off that resulted in an $870 million reduction in tax expense and increased tax benefits attributable to currency impacts for withholding taxes on undistributed foreign earnings, partially offset by adjustments to the provisional tax amount related to U.S. tax reform.

The effective tax rate for the three months ended September 30, 2018 was lower than the U.S. federal statutory rate of 21% primarily due to tax benefits from an internal restructuring of Garrett’s business in advance of the Spin-Off that resulted in an $870 million reduction in tax expense and tax benefits related to the currency impacts on withholding taxes on undistributed foreign earnings, partially offset by adjustments to the provisional tax amount related to U.S. tax reform and non-deductible expenses.

The effective tax rate for the three months ended September 30, 2017 was lower than the U.S. federal statutory rate of 35% primarily due to non-U.S. earnings taxed at lower rates, partially offset by non-deductible expenses.

Nine Months Ended September 30, 2018 compared with Nine Months Ended September 30, 2017

The effective tax rate decreased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to tax benefits from an internal restructuring of Garrett’s business in advance of the Spin-Off that resulted in an $880 million reduction in tax expense and increased tax benefits attributable to currency impacts for withholding taxes on undistributed foreign earnings, partially offset by adjustments to the provisional tax amount related to U.S. tax reform.

The effective tax rate for the nine months ended September 30, 2018 was lower than the U.S. federal statutory rate of 21% primarily due to tax benefits from an internal restructuring of Garrett’s business in advance of the Spin-Off that resulted in an $880 million reduction in tax expense and tax benefits related to the currency impacts on withholding taxes on undistributed foreign earnings, partially offset by adjustments to the provisional tax amount related to U.S. tax reform and non-deductible expenses.

The effective tax rate for the nine months ended September 30, 2017 was lower than the U.S. federal statutory rate of 35% due to the resolution of tax matters with certain jurisdictions and non-U.S. earnings taxed at lower rates, partially offset by non-deductible expenses.

On December 22, 2017, the U.S. enacted tax reform that instituted fundamental changes to the taxation of multinational corporations. As a result of the tax reform, we recorded a provisional tax charge at December 31, 2017 of $354 million related to the mandatory transition tax and $980 million related to taxes on undistributed foreign earnings that are no longer intended to be permanently reinvested. We recorded a provisional amount because certain information related to the computation of earnings and profits, distributable reserves, and foreign exchange gains and losses is not readily available; some of the testing dates to determine taxable amounts have not yet occurred; and there is limited information from federal and state taxing authorities regarding the application and interpretation of the recently enacted legislation. In accordance with current SEC guidance, we will report the impact of final provisional amounts in the reporting period in which the accounting is completed, which will not exceed one year from the date of enactment of tax reform.

As described in our Combined Financial Statements for the year ended December 31, 2017, we reasonably estimated certain effects of the tax legislation and, therefore, recorded provisional amounts, including the deemed repatriation transition tax and withholding taxes on undistributed earnings. For the nine months ended September 30, 2018, we recorded an adjustment to the provisional tax amount related to the deemed repatriation transition tax and taxes on undistributed earnings of $13 million and $(8) million, respectively. This adjustment results in a net increase of $5 million to the effective tax rate for the nine months ended September 30, 2018 of 1.7%. We have not finalized the accounting for the tax effects of the tax legislation as we are continuing to gather additional information and expect to complete our accounting within the prescribed measurement period.

The effective tax rate can vary from quarter to quarter for unusual or infrequently occurring items, such as the tax impacts from the resolution of income tax audits, changes in tax laws, revisions to the provisional amounts from U.S. tax reform or internal restructurings.

Non-GAAP Measures

It is management’s intent to provide non-GAAP financial information to enhance the understanding of our GAAP financial information, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the corresponding GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. The non-GAAP financial information presented may be determined or calculated differently by other companies.

EBITDA and Adjusted EBITDA(1)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in millions)
Net income — GAAP	$929	$57	$1,137	$237
Net interest (income) expense	—	(1)	(3)	(5)
Tax expense	(856)	17	(844)	25
Depreciation	17	17	53	47
EBITDA (Non-GAAP)	$90	$90	$343	$304
Other operating expenses, net (which primarily consists of asbestos and environmental expenses)(2)	51	43	132	129
Non-operating (income) expense(3)	—	—	(4)	—
Stock compensation expense(4)	4	4	16	12
Repositioning charges	—	4	2	13
Foreign exchange (gain) loss on debt, net of related hedging (gain) loss	(8)	—	(8)	—
Adjusted EBITDA (Non-GAAP)(5)	$137	$141	$481	$458

(1)

We evaluate performance on the basis of EBITDA and Adjusted EBITDA. We define “EBITDA” as our net income (loss) calculated in accordance with U.S. GAAP, plus the sum of net interest expense, tax expense and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of non-operating (income) expense, other expenses, net (which primarily consists of asbestos and environmental expenses), stock compensation expense, repositioning charges and foreign transaction losses (gains) on hedging instruments. We believe that EBITDA and Adjusted EBITDA are important indicators of operating performance and provide useful information for investors because:

o

EBITDA and Adjusted EBITDA exclude the effects of income taxes, as well as the effects of financing and investing activities by eliminating the effects of interest and depreciation expenses and therefore more closely measure our operational performance; and

o

certain adjustment items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effect in a given period, which affects comparability of our results.

In addition, our management may use Adjusted EBITDA in setting performance incentive targets in order to align performance measurement with operational performance.

(2)

On a going forward basis, pursuant to the Indemnification and Reimbursement Agreement, we expect to be responsible for 90% of Honeywell’s asbestos-related liability payments primarily related to Honeywell’s legacy Bendix friction materials business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The amounts payable by us in respect of such liabilities arising in a given calendar year will be subject to a cap of $175 million.

(3)	Non-operating (income) expense adjustment excludes net interest (income), pension expense, equity income of affiliates, and the impact of foreign exchange.
(4)	Stock compensation expense adjustment includes only non-cash expenses.
(5)

The remaining fluctuations are largely attributable to fluctuations in the EUR/USD exchange rate resulting in hedging (gains) losses of $(6) million and $4 million, and $0 million and $(15) million in the three and nine months ended September 30, 2018 and 2017.

Cash flow from operations less Expenditures for property, plant and equipment(1)

	For the Nine Months Ended September 30,
	2018	2017
	(Dollars in millions)
Net cash provided by (used for) operating activities — GAAP	240	234
Expenditures for property, plant and equipment	(66)	(56)
Cash flow from operations less Expenditures for property, plant and equipment (Non-GAAP)	$174	$178

(1)

Cash flow from operations less Expenditures for property, plant and equipment is a non-GAAP financial measure that reflects an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our cash flows. Cash flow from operations less Expenditures for property, plant and equipment is calculated by subtracting Expenditures for property, plant and equipment from Net cash provided by (used for) operating activities. We believe it is a more conservative measure of cash flow because purchases of fixed assets are necessary for ongoing operations. We believe it is important to view Cash flow from operations less Expenditures for property, plant and equipment as a complement to our Combined statements of cash flows.

Liquidity and Capital Resources

Historical Liquidity

Historically, we have generated positive cash flows from operations.

Honeywell Central Treasury Function

As part of the Parent, we were dependent upon Honeywell for all of its working capital and financing requirements. Honeywell uses a centralized approach to cash management and financing of its operations. The majority of the Business’s cash was transferred to Honeywell daily and Honeywell funded its operating and investing activities as needed. This arrangement is not reflective of the manner in which the Business would have been able to finance its operations had it been a stand-alone business separate from Honeywell during the periods presented. Cash transfers to and from Honeywell’s cash management accounts are reflected within Invested deficit.

We operated a centralized non-interest-bearing cash pool in U.S. and regional interest-bearing cash pools outside of the U.S. As of September 30, 2018 and December 31, 2017, we had non-interest-bearing cash pooling balances of $0 million and $51 million, respectively, which are presented in Invested deficit within the Combined Balance Sheets. As part of the preparation for the Spin-Off, we delinked from U.S. and regional cash pools operated by Honeywell, which resulted in a significant decrease in Due from related parties and Due to related parties balances as of September 30, 2018.

All intracompany transactions have been eliminated. All significant transactions between the Business and Honeywell have been included in our Combined Interim Financial Statements and were settled for cash prior to the Spin-Off, with the exception of certain related party notes which were forgiven. The transactions that were expected to be settled for cash prior to the Spin-Off are reflected in the Combined Balance Sheets as Due from related parties or Due to related parties. In the Combined Statements of Cash Flows, the cash flows related to related party notes receivables presented in the Combined Balance Sheets in Due from related parties are reflected as investing activities since these balances represent amounts loaned to Parent. The cash flows related to related party notes payables presented in the Combined Balances in Due to related parties are reflected as financing activities since these balances represent amounts financed by Parent. For the related party notes, which were expected to be forgiven, the total net effect of the settlement of these transactions is reflected in the Combined Balance Sheets as Invested deficit and in the Combined Statements of Cash Flows as financing activities.

The cash and cash equivalents held by Honeywell at the corporate level were not specifically identifiable to the Business and therefore were not allocated for any of the periods presented. Honeywell third-party debt and the related interest expense have not been allocated for any of the periods presented as Honeywell’s borrowings were not directly attributable to the Business.

We received interest income for related party notes receivables of $0 million and $1 million, and $0 and $0 for the three and nine months ended September 30, 2018 and 2017, respectively. Additionally, we incurred interest expense for related party notes payable of $0 million and $1 million, and $2 million and $5 million for the three and nine months ended September 30, 2018 and 2017, respectively.

Senior Credit Facilities

On September 27, 2018, we entered into a Credit Agreement, by and among us, Garrett LX I S.à r.l., Garrett LX II S.à r.l. (“Lux Guarantor”), Garrett LX III S.à r.l. (“Lux Borrower”), Garrett Borrowing LLC (in such capacity, the “US Co-Borrower”), and Honeywell Technologies Sàrl (“Swiss Borrower” and, together with Lux Borrower and US Co-Borrower, the “Borrowers”), the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”).

The Credit Agreement provides for senior secured financing of approximately the Euro equivalent of $1,254 million, consisting of (i) a seven-year senior secured first-lien term B loan facility, which consists of a tranche denominated in Euro of €375 million and a tranche denominated in U.S. Dollars of $425 million (the “Term B Facility”), (ii) five-year senior secured first-lien term A loan facility in an aggregate principal amount of €330 million (the “Term A Facility” and, together with the Term B Facility, the “Term Loan Facilities”) and (iii) a five-year senior secured first-lien revolving credit facility in an aggregate principal amount of €430 million with revolving loans to Swiss Borrower, to be made available in a number of currencies including Australian Dollars, Euros, Pounds Sterling, Swiss Francs, U.S. Dollars and Yen (the “Revolving Facility” and, together with the Term Loan Facilities, the “Senior Credit Facilities”). Each of the Revolving Facility and the Term A Facility matures five years after the effective date of the Credit Agreement, in each case with certain extension rights in the discretion of each lender. The Term B Facility matures seven years after the effective date of the Credit Agreement, with certain extension rights in the discretion of each lender.

The Senior Credit Facilities are subject to an interest rate, at our option, of either (a) base rate determined by reference to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (3) the one month adjusted LIBOR rate, plus 1% per annum (“ABR”), (b) an adjusted LIBOR rate (“LIBOR”) (which shall not be less than zero), or (c) an adjusted EURIBOR rate (“EURIBOR”) (which shall not be less than zero), in each case, plus an applicable margin. The applicable margin for the U.S. Dollar tranche of the Term B Facility is currently 2.50% per annum (for LIBOR loans) and 1.50% per annum (for ABR loans) while that for the euro tranche of the Term B Facility is currently 2.75% per annum (for EURIBOR loans). The applicable margin for each of the Term A Facility and the Revolving Credit Facility varies based on our leverage ratio. Accordingly, the interest rates for the Senior Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR, EURIBOR or future changes in our leverage ratio. Interest payments with respect to the Term Loan Facilities are required either on a quarterly basis (for ABR loans) or at the end of each interest period (for LIBOR and EURIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months.

We are obligated to make quarterly principal payments throughout the term of the Term Loan Facilities according to the amortization provisions in the Credit Agreement. Borrowings under the Credit Agreement are prepayable at our option without premium or penalty, subject to a 1.00% prepayment premium in connection with any repricing transaction with respect to the Term B Facility in the first six months after the effective date of the Credit Agreement. We may request to extend the maturity date of all or a portion of the Senior Credit Facilities subject to certain conditions customary for financings of this type. The Credit Agreement also contains certain mandatory prepayment provisions in the event that we incur certain types of indebtedness or receive net cash proceeds from certain non-ordinary course asset sales or other dispositions of property, in each case subject to terms and conditions customary for financings of this type.

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/ repurchases, in respect of the our and our subsidiaries’ equity interests, to engage in transactions with affiliates, amend certain material documents or to permit the International Financial Reporting Standards equity amount of Lux Borrower to decrease below a certain amount. The Credit Agreement also contains financial covenants requiring the maintenance of a consolidated total leverage ratio of not greater than 4.25 to 1.00 (with step-downs to (i) 4.00 to 1.00 in approximately 2019, (ii) 3.75 to 1.00 in approximately 2020 and (iii) 3.50 to 1.00 in approximately 2021), and a consolidated interest coverage ratio of not less than 2.75 to 1.00

Senior Notes

On September 27, 2018, we completed the offering of €350 million (approximately $400 million) in aggregate principal amount of 5.125% senior notes due 2026 (the “Senior Notes”). The Senior Notes bear interest at a fixed annual interest rate of 5.125% and mature on October 15, 2026.

The Senior Notes were issued pursuant to an Indenture, dated September 27, 2018 (the “Indenture”), which, among other things and subject to certain limitations and exceptions, limits our ability and the ability of our restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness or issue certain disqualified equity interests and preferred shares, (ii) pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments, (iii) make investments, (iv) consummate certain asset sales or transfers, (v) engage in certain transactions with affiliates, (vi) grant or assume certain liens on assets to secure debt unless the notes are secured equally and ratably (vii) restrict dividends and other payments by certain of their subsidiaries and (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our or our restricted subsidiaries’ assets.

Use of Proceeds from Senior Credit Facilities and Senior Notes

In connection with the consummation of the Spin-Off, Lux Borrower used all of the net proceeds of the Term B Facility to make three unsecured intercompany loans to Swiss Borrower. In addition, the subsidiary that issued the Senior Notes used all of the net proceeds of the Senior Notes to make a secured intercompany loan to Swiss Borrower. Swiss Borrower used the proceeds of the intercompany loans, as well as the net proceeds of the Term A Facility, which equal, in the aggregate, the Euro-equivalent of approximately $1.621 billion, to repay certain Euro-denominated intercompany notes to Honeywell or a subsidiary of Honeywell. We used a portion of the gross proceeds from the Term Loan Facilities and the Senior Notes offering to pay fees, costs and expenses in connection with the entry into the Senior Credit Facilities and the consummation of the Senior Notes offering.

Future Liquidity

On a recurring basis, our primary future cash needs will be centered on operating activities, working capital, capital expenditures, asbestos and environmental compliance costs, and interest payments. Our ability to fund these needs will depend, in part, on our ability to generate or raise cash in the future, which is subject to general economic, financial, competitive, regulatory and other factors that are beyond our control.

Following the separation from our Parent, our capital structure and sources of liquidity will change from its historical capital structure because we will no longer participate in Parent’s centralized cash management program. Our ability to fund our operating needs will depend on our future ability to continue to generate positive cash flow from operations and raise cash in the capital markets. Based upon our history of generating strong cash flows, we believe will be able to meet our short-term liquidity needs for at least the next twelve months. We believe we will meet known or reasonably likely future cash requirements, through the combination of cash flows from operating activities, available cash balances and available borrowings through our debt agreements. We expect that our primary cash requirements in 2018 will primarily be to fund capital expenditures and to meet our obligation under the debt instruments and the Indemnification and Reimbursement Agreement described below, as well as the Tax Matters Agreement. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future.

Indemnification and Reimbursement Agreement

On September 12, 2018, we entered into the Indemnification and Reimbursement Agreement, under which we are required to make certain payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of the Indemnification and Reimbursement Agreement, we are responsible for paying to Honeywell such amounts, up to a cap of an amount equal to the  Distribution Date Currency Exchange Rate (1.16977 USD = 1 EUR) equivalent of $175 million (exclusive of any late payment fees) in respect of such liabilities arising in any given calendar year. This Indemnification and Reimbursement Agreement may have material adverse effects on our liquidity and cash flows and on our results of operations, regardless of whether we experience a decline in net sales. See “We are subject to risks associated with the Indemnification and Reimbursement Agreement, pursuant to which we are required to make substantial cash payments to Honeywell, measured in substantial part by reference to estimates by Honeywell of certain of its liabilities.” In addition, the payments that we are required to make to Honeywell pursuant to the terms of the Indemnification and Reimbursement Agreement will not be deductible for U.S. federal income tax purposes.

Tax Matters Agreement

On September 12, 2018, we entered into a Tax Matters Agreement with Honeywell. The Tax Matters Agreement governs the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests).

The Tax Matters Agreement generally provides that we are responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. Among other items, as a result of the mandatory transition tax imposed by the Tax Cuts and Jobs Act, one of our subsidiaries is required to make payments to a subsidiary of Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. We currently estimate that our aggregate payments to Honeywell with respect to the mandatory transition tax will be $240 million. Under the terms of the Tax Matters Agreement, we are required to pay this amount in Euros, without interest, in five annual installments, each equal to 8% of the aggregate amount, followed by three additional annual installments equal to 15%, 20% and 25% of the aggregate amount, respectively. In addition, the Tax Matters Agreement addresses the allocation of liability for taxes incurred as a result of restructuring activities undertaken to effectuate the Spin-Off.

In addition, the Tax Matters Agreement provides that we are required to indemnify Honeywell for certain taxes (and reasonable expenses) resulting from the failure of the Spin-Off and related internal transactions to qualify for their intended tax treatment under U.S. federal, state and local income tax law, as well as foreign tax law.

The Tax Matters Agreement also imposes certain restrictions on us and our subsidiaries (including restrictions on share issuances, redemptions or repurchases, business combinations, sales of assets and similar transactions) that are designed to address compliance with Section 355 of the Internal Revenue Code of 1986, as amended, and are intended to preserve the tax-free nature of the Spin-Off.

Cash Flow Summary

	For the Nine Months Ended September 30,
	2018	2017
	(Dollars in millions)
Cash provided by (used for):
Operating activities	240	234
Investing activities	225	5
Financing activities	(556)	(181)
Effect of exchange rate changes on cash	(12)	10
Net increase (decrease) in cash and cash equivalents	$(103)	$68

Cash provided by operating activities increased by $6 million for the nine months ended September 30, 2018 versus the same period last year, primarily due to favorable impacts from working capital of $24 million and an increase in net income before deferred income taxes and foreign exchange of $23 million, which was partially offset by an unfavorable impact from Payables to related parties of $44 million.

Cash provided by investing activities increased by $220 million for the nine months ended September 30, 2018 versus the same period last year, primarily due to favorable net cash impacts from marketable securities investment activities period over period of $300 million, partially offset by an increase in proceeds from related party notes receivables of $67 million.

Cash used for financing activities increased by $375 million for the nine months ended September 30, 2018 versus the same period last year. The change was primarily due to unfavorable impacts from changes in Invested deficit of $1,242 million, from related party notes payable of $494 million, and in net change related to cash pooling and short-term notes of $270 million period over period. These decreases are partially offset by the $1,631 million in proceeds from issuance of long-term debt during the three months ended September 30, 2018.

Seasonality

Our operations are directly related to the seasonality experienced by the automotive industry. We may experience seasonal variations in the demand for our products to the extent that OEM vehicle production fluctuates, such as during July, August and December when North America and Europe OEM plants may close for summer shutdowns and holiday periods. Shut-down periods in the rest of the world may vary by country.

Contractual Obligations and Probable Liability Payments

There have been no material changes to our contractual obligations from those described in our Registration Statement on Form 10, except for our incurrence of obligations in respect of the Senior Credit Facilities and Senior Notes as described above.

Capital Expenditures

We believe our capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns and to expand capacity to meet increased demand. Productivity projects have freed up capacity in our manufacturing facilities and are expected to continue to do so. We expect to continue investing to expand and modernize our existing facilities and invest in our facilities to create capacity for new product development.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of our Combined Interim Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. Actual results could differ from our estimates and assumptions, and any such differences could be material to our financial statements. Our critical accounting policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Registration Statement on Form 10. As of September 30, 2018, there were no significant changes to any of our critical accounting policies.

Recent Accounting Pronouncements

On January 1, 2018, we adopted new accounting guidance on revenue from contracts with customers, using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under that guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the previous guidance. See Note 4, Revenue Recognition and Contracts with Customers of the Notes to Combined Interim Financial Statements for further details.

On January 1, 2018, we adopted a new accounting standard that resulted in the components of net periodic pension cost and net periodic postretirement benefit cost other than service costs to no longer be presented in Cost of products and services sold and Selling, general and administrative expenses, but to instead be presented within Non-operating (income) expense.

On September 27, 2018, we early adopted the new accounting guidance contained in Accounting Standards Update 2017-12 on a modified retrospective approach. The new standard is intended to improve and simplify rules relating to hedge accounting, including the elimination of periodic hedge ineffectiveness, recognition of components excluded from hedge effectiveness assessment, the ability to elect to perform subsequent effectiveness assessments qualitatively, and other provisions designed to provide more transparency around the economics of a company’s hedging strategy.

See Note 2, Summary of Significant Accounting Policies of the Notes to Combined Interim Financial Statements for further discussion of recent accounting pronouncements.

Other Matters

Litigation and Environmental Matters

See Note 12 Commitments and Contingencies of the notes to the Combined Interim Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

We are exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and transactions arising from international trade.

As part of Honeywell´s centralized treasury function, the primary objective was to preserve the U.S. Dollar value of foreign currency denominated cash flows and earnings. The historical treasury strategies implemented by Honeywell’s centralized treasury function may differ from our future treasury strategies as a standalone company.

We hedge currency exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency exchange forward contracts (foreign currency exchange contracts). We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Non-operating (income) expense. Open foreign currency exchange contracts (excluding the below cross-currency swap) mature in the next two months.  At September 30, 2018 and December 31, 2017, we had contracts with notional amounts of $812 million and $928 million, respectively, to exchange foreign currencies, principally the U.S. Dollar, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Australian Dollars and Korean Won.

On September 27, 2018, the Company entered into a floating-floating cross-currency swap contract to hedge the foreign currency exposure from foreign currency-denominated debt. The contract is designated as a foreign currency fair value hedge for accounting purposes and will mature on September 27, 2025. Accordingly, the gain or loss on this derivative instrument is recognized in earnings and included in Non-operating (income) expense. The change in fair value of the cross-currency swap attributable to the cross-currency basis spread are excluded from the fair value hedge effectiveness assessment and are recorded separately within Currency Basis Reserve as a component of Accumulated Other Comprehensive Income. For the three and nine months ended September 30, 2018, gains recorded in Non-operating (income) expense, under the cross-currency swap contract were $13 million. Gains and losses attributable to the cross-currency basis spread of $3 million were deferred to Other Comprehensive Income for the period ended September 30, 2018. The balance of the cross-currency basis spread of $3 million is included in the carrying value of the cross-currency swap contract of $10 million - the application of fair value hedge accounting had no effect on the carrying value of the hedged liability.

As of September 30, 2018 and December 31, 2017, the net fair value of all financial instruments with exposure to currency risk was approximately a $11 million asset and a $37 million liability, respectively. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be approximately $(54) million and $66 million at September 30, 2018 and $(121) million and $65 million at December 31, 2017. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

Interest Rate Risk

Our exposure to risk based on changes in interest rates relates primarily to our Credit Agreement. We have not used derivative financial instruments in our investment portfolio. The Credit Agreement bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant, but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement. Had our borrowings under the Credit Agreement as of September 30, 2018 been outstanding for the whole of the three and nine months ended September 30, 2018, a 25 basis point increase (decrease) in interest rates would have increased (decreased) our interest expense by $0.3 million and $0.8 million, respectively, compared to the amount of interest that would have been incurred in such period based on the rates of interest in effect at September 30, 2018. For additional information regarding our Credit Agreement, see Note 9 Long-term Debt and Credit Agreements of the notes to the Combined Interim Financial Statements.

Commodity Price Risk

While we are exposed to commodity price risk, we pass through abnormal changes in component and raw material costs to our customers based on the contractual terms of our arrangements. In limited situations, we may not be fully compensated for such changes in costs.

Item 4. Controls and Procedures.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As previously disclosed in our Registration Statement on Form 10, first filed with the SEC on August 23, 2018, in connection with preparing for the Spin-Off from Honeywell, a material weakness in internal control over financial reporting was identified in August 2018 related to the estimation in the liability for unasserted Bendix-related asbestos claims. Our financial statements in periods prior to the Spin-Off were derived from the consolidated financial statements and accounting records of Honeywell. In the course of preparing for the Spin-Off, Honeywell reassessed its accounting for unasserted Bendix-related asbestos claims to reflect the epidemiological projections through 2059 in its measurement of such liability. This matter also affected our financial statements included in the Form 10. As a result, our financial statements included in the Form 10 were restated as described in Note 1, and a material weakness in internal control over financial reporting was identified related to a deficiency of internal controls for the estimation of probable and reasonably estimable liability for unasserted Bendix-related asbestos claims.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and, as a result of the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level.

We note that, during the period covered by this evaluation, the Company was still a part of Honeywell. For periods beginning on and after October 1, 2018 (the effective date of the Spin-Off from Honeywell), the Company’s combined financial statements will no longer reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities. Instead, the combined financial statements for such periods will reflect the impact of the Indemnification and Reimbursement Agreement with Honeywell, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of this Indemnification and Reimbursement Agreement, we are responsible for paying to Honeywell such amounts, up to a cap of an amount equal to the Euro-to-U.S. dollar exchange rate determined by Honeywell as of a date within two business days prior to the date of the Distribution (1.16977 USD = 1 EUR) equivalent of $175 million in respect of such liabilities arising in any given calendar year.  See Note 1 Background and Basis of Presentation.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various lawsuits, claims and proceedings incident to the operation of our businesses, including those pertaining to product liability, product safety, environmental, safety and health, intellectual property, employment, commercial and contractual matters and various other matters. Although the outcome of any such lawsuit, claim or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to us, we do not currently believe that such lawsuits, claims or proceedings will have a material adverse effect on our financial position, results of operations or cash flows. We accrue for potential liabilities in a manner consistent with accounting principles generally accepted in the United States. Accordingly, we accrue for a liability when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.

Additionally, in connection with our entry into the Indemnification and Reimbursement Agreement, we will be required to make payments to Honeywell for a certain amount of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Registration Statement on Form 10, as amended and filed with the Securities and Exchange Commission on September 5, 2018  These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1+	Indemnification and Reimbursement Agreement, dated September 12, 2018, by and among Honeywell ASASCO Inc., Honeywell ASASCO 2 Inc., and Honeywell International Inc.	8-K	001-38636	2.1	9/14/2018
2.2+	Tax Matters Agreement, dated September 12, 2018, by and between Honeywell International Inc., Garrett Motion Inc., and, solely for purposes of Section 3.02(g), 5.05 and 6.13(b), Honeywell ASASCO Inc. and Honeywell ASASCO 2 Inc.	8-K	001-38636	2.2	9/14/2018
2.3+	Separation and Distribution Agreement, dated September 27, 2018, between Honeywell and Garrett	8-K	001-38636	2.1	10/1/2018
2.4+	Transition Services Agreement, dated September 27, 2018, between Honeywell and Garrett Transportation I Inc.	8-K	001-28636	2.2	10/1/2018
2.5+	Employee Matters Agreement, dated September 27, 2018, between Honeywell and Garrett	8-K	001-28636	2.3	10/1/2018
2.6+	Intellectual Property Agreement, dated September 27, 2018, between Honeywell and Garrett	8-K	001-28636	2.4	10/1/2018
2.7+	Trademark License Agreement, dated September 27, 2018, between Honeywell and Garrett	8-K	001-28636	2.5	10/1/2018
3.1	Amended and Restated Certificate of Incorporation of Garrett Motion Inc.	S-8	333-227619	4.1	10/1/2018
3.2	Amended and Restated By-laws of Garrett Motion Inc.	8-K	333-227619	4.2	10/1/2018
4.1	Indenture, dated as of September 27, 2018, between Garrett LX I S.à r.l, Garrett Borrowing LLC, the Company, the guarantors named therein, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Security Agent and Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent	8-K	001-38636	4.1	10/1/2018
10.1	Credit Agreement, dated as of September 27, 2018, by and among the Company, Garrett LX I S.à r.l., Garrett LX II S.à r.l., Garrett LX III S.à r.l., Garrett Borrowing LLC, and Honeywell Technologies Sàrl, the Lenders and Issuing Banks party hereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-38636	10.1	10/1/2018
10.2	Intercreditor Agreement, dated as of September 27, 2018, among Garrett Motion Inc., Garrett LX I S.à r.l, Garrett LX II S.à r.l, Garrett LX III S.à r.l, Honeywell Technologies Sàrl, Garrett Borrowing LLC, other debtors and grantors party thereto, JPMorgan Chase Bank, N.A., Deutsche Trust Company Limited, Deutsche Bank AG, London Branch, other lenders party thereto from time to time, Honeywell ASASCO 2 Inc., and each additional representative from time to time party thereto	8-K	001-38636	10.2	10/1/2018
10.3	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates	S-8	333-227619	4.3	10/1/2018
10.4	2018 Stock Plan for Non-Employee Directors of Garrett Motion Inc.	S-8	333-227619	4.4	10/1/2018
10.5	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Stock Option Award Agreement	S-8	333-227619	4.5	10/1/2018
10.6	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Restricted Stock Unit Agreement	S-8	333-227619	4.6	10/1/2018
10.7	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Restricted Stock Unit Agreement (for replacement awards)	S-8	333-227619	4.7	10/1/2018
10.8	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Performance Stock Unit Agreement	S-8	333-227619	4.8	10/1/2018
10.9	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Performance Unit Agreement	S-8	333-227619	4.9	10/1/2018
10.10	2018 Stock Plan for Non-Employee Directors of Garrett Motion Inc. Form of Stock Option Award Agreement	S-8	333-227619	4.10	10/1/2018

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.11	2018 Stock Plan for Non-Employee Directors of Garrett Motion Inc. Form of Restricted Stock Unit Agreement	S-8	333-227619	4.11	10/1/2018
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
+

Certain schedules (and similar attachments) to these exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish copies of any of the omitted schedules and similar attachments upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: November 6, 2018	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: November 6, 2018	By:	/s/ Alessandro Gili
Alessandro Gili
Senior Vice President and Chief Financial Officer