Form 10-K
period 2018-12-31
Garrett Motion Inc.
filed 2019-03-01
CIK 1735707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-38636

Garrett Motion Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-4873189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
La Pièce 16, Rolle, Switzerland	1180
(Address of Principal Executive Offices)	(Zip Code)

+41 21 695 30 00

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.         ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of February 26, 2019, the registrant had 74,019,825 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

BASIS OF PRESENTATION

On October 1, 2018 (the “Distribution Date”), Garrett Motion Inc. became an independent publicly-traded company through a pro rata distribution (the “Distribution”) by Honeywell International Inc. (“Former Parent” or “Honeywell”) of 100% of the then-outstanding shares of Garrett to Honeywell’s stockholders (the “Spin-Off”). Each Honeywell stockholder of record received one share of Garrett common stock for every 10 shares of Honeywell common stock held on the record date. Approximately 74 million shares of Garrett common stock were distributed on October 1, 2018 to Honeywell stockholders. In connection with the Spin-Off, Garrett´s common stock began trading “regular-way” under the ticker symbol “GTX” on the New York Stock Exchange on October 1, 2018.

Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” in this Annual Report on Form 10-K refer to (i) Honeywell’s Transportation Systems Business (the “Transportation Systems Business” or the “Business”) prior to the Spin-Off and (ii) Garrett Motion Inc. and its subsidiaries following the Spin-Off, as applicable.

This Annual Report on Form 10-K contains financial information that was derived partially from the consolidated financial statements and accounting records of Honeywell. The accompanying consolidated and combined financial statements of Garrett (“Consolidated and Combined Financial Statements”) reflect the consolidated and combined historical results of operations, financial position and cash flows of Garrett, for the 2018 period following the Spin-Off, and the Transportation Systems Business, for all periods prior to the Spin-Off, as it was historically managed in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Therefore, the historical consolidated and combined financial information may not be indicative of our future performance and does not necessarily reflect what our consolidated and combined results of operations, financial condition and cash flows would have been had the Business operated as a separate, publicly traded company during the entirety of the periods presented, particularly because of changes that we have experienced, and expect to continue to experience in the future, as a result of our separation from Honeywell, including changes in the financing, cash management, operations, cost structure and personnel needs of our business.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Annual Report, including without limitation statements regarding our future results of operations and financial position, expectations regarding the growth of the turbocharger, electric vehicle and connected vehicle markets, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, our business strategy, anticipated payments under our agreements with Honeywell, anticipated interest expense, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including:

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

6.	volume of products we produce and market demand for such products and prices we charge and the margins we realize from our sales of our products;
7.	loss of or a significant reduction in purchases by our largest customers, material nonpayment or nonperformance by any our key customers, and difficulty collecting receivables;
8.	inaccuracies in estimates of volumes of awarded business;
9.	work stoppages, other disruptions or the need to relocate any of our facilities;
10.	supplier dependency;
11.	failure to meet our minimum delivery requirements under our supply agreements;
12.	failure to increase productivity or successfully execute repositioning projects or manage our workforce;
13.	potential material environmental liabilities and hazards;
14.	natural disasters and physical impacts of climate change;
15.	technical difficulties or failures, including cybersecurity risks;

16.	potential material litigation matters, including labor disputes;
17.	changes in legislation or government regulations or policies;
18.	risks related to international operations and our investment in foreign markets, including risks related to the withdrawal of the United Kingdom from the European Union, or Brexit;
19.	risks related to our agreements with Honeywell, such as the Indemnification and Reimbursement Agreement and Tax Matters Agreement;
20.	the terms of our indebtedness and our ability to access capital markets;
21.	unforeseen adverse tax effects;
22.	costs related to operating as a standalone public company and failure to achieve benefits expected from the Spin-Off;
23.	inability to recruit and retain qualified personnel; and
24.

the other factors described under the caption "Risk Factors" in this Annual Report on Form 10-K under Part I, Item 1A. “Risk Factors,” and in our other filings with the Securities and Exchange Commission (“SEC”).

You should read this Annual Report and the documents that we reference in this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Part I

Item 1. Business

Our Company

Our Company designs, manufactures and sells highly engineered turbocharger, electric-boosting and connected vehicle technologies for original equipment manufacturers (“OEMs”) and the aftermarket. We are a global technology leader with significant expertise in delivering products across gasoline, diesel, natural gas and electrified (hybrid and fuel cell) powertrains.

Our products are highly engineered for each individual powertrain platform, requiring close collaboration with our customers in the earliest years of powertrain and new vehicle design. Our turbocharging and electric-boosting products enable our customers to improve vehicle performance while addressing continually evolving and converging regulations that mandate significant increases in fuel efficiency and reductions in exhaust emissions worldwide.

We offer light vehicle gasoline, light vehicle diesel and commercial vehicle turbochargers that enhance vehicle performance, fuel economy and drivability. A turbocharger provides an engine with a controlled and pressurized air intake, which intensifies and improves the combustion of fuel to increase the amount of power sent through the transmission and to improve the efficiency and exhaust emissions of the engine. Market penetration of vehicles with a turbocharger is expected to increase from approximately 49% in 2018 to approximately 57% by 2022, according to IHS and other industry sources, which we believe will allow our business to grow at a faster rate than overall automobile production.

Building on our expertise in turbocharger technology, we have also developed electric-boosting technologies targeted for use in electrified powertrains, primarily hybrid and fuel cell vehicles. Our products include electric turbochargers and electric compressors that provide more responsive driving and optimized fuel economy in electrified vehicles. Our early-stage and collaborative relationships with our global OEM customer base have enabled us to increase our knowledge of customer needs for vehicle safety, predictive maintenance, and advanced controllers to develop new connected and software-enabled products.

In addition, we have emerging opportunities in technologies, products and services that support the growing connected vehicle market, which include software focused on automotive cybersecurity and integrated vehicle health management (“IVHM”). Our focus is developing solutions for enhancing cybersecurity of connected vehicles, as well as in-vehicle monitoring to provide maintenance diagnostics, which reduce vehicle downtime and repair costs. For example, our Intrusion Detection and Prevention System uses anomaly detection technology that functions like virus detection software to perform real-time data analysis to ensure every message received by a car’s computer is valid. Our IVHM tools detect intermittent faults and anomalies within complex vehicle systems to provide a more thorough understanding of the real-time health of a vehicle system and enable customers to fix faults before they actually occur. We are collaborating with tier-one suppliers on automotive cybersecurity software solutions and with several major OEMs on IVHM technologies.

Our comprehensive portfolio of turbocharger, electric-boosting and connected vehicle technologies is supported by our five research and development (“R&D”) centers, 13 close-to-customer engineering facilities and 13 factories, which are strategically located around the world. Our operations in each region have self-sufficient sales, engineering and production capabilities, making us a nimble local competitor, while our standardized manufacturing processes, global supply chain, worldwide technology R&D and size enable us to deliver the scale benefits, technology leadership, cross-regional support and extensive resources of a global enterprise. In high-growth regions, including China and India, we have established a local footprint, which has helped us secure strong positions with in-region OEM customers who demand localized engineering and manufacturing content but also require the capabilities and track record of a global leader.

We also sell our technologies in the global aftermarket through our distribution network of more than 190 distributors covering 160 countries. Through this network, we provide approximately 5,300 part-numbers and products to service garages across the globe. Garrett is a leading brand in the independent aftermarket for both service replacement turbochargers as well as high-end performance and racing turbochargers. We estimate that over 100 million vehicles on the road today utilize our products, further supporting our global aftermarket business.

Leading technology, continuous innovation, product performance and OEM engineering collaboration are central to our customer value proposition and a core part of our culture and heritage. In 1962, we introduced a turbocharger for a mass-produced passenger vehicle. Since then, we have introduced many other notable technologies in mass-production vehicles, such as turbochargers with variable geometry turbines, dual-boost compressors, ball-bearing rotors and electronically actuated controls, all of which vastly improve engine response when accelerating at low speeds and increase power at higher speeds, and enable significant improvements in overall engine fuel economy and exhaust emissions for both gasoline and diesel engines. Our portfolio today includes more than 1,400 patents and patents pending.

As of December 31, 2018, we employed approximately 6,000 full-time employees and 1,500 temporary and contract workers globally, including 1,200 engineers. Our Company was incorporated on March 14, 2018 as a Delaware corporation in connection with the Spin-Off from Honeywell, and we maintain our headquarters in Rolle, Switzerland. See “Basis of Presentation” above for additional information on the Spin-Off.

Revenue Summary

By Product-line

By Geography

•	We are a global business that generated revenues of approximately $3.4 billion in 2018.
•

In 2018, light vehicle products (products for passenger cars, SUVs, light trucks, and other products) accounted for approximately 66% of our revenues. Commercial vehicle products (products for on-highway trucks and off-highway trucks, construction, agriculture and power-generation machines) accounted for 20%.

•	In 2018, our OEM sales contributed approximately 86% of our revenues while our aftermarket and other products contributed 14%.

•

Approximately 56% of our 2018 revenues came from sales shipped from Europe, 28% from sales shipped from Asia and 15% from sales shipped from North America. For more information, see Note 24 Concentrations of Notes to Consolidated and Combined Financial Statements.

Our Industry

We compete in the global turbocharger market for gasoline, diesel and natural gas engines; in the electric- boosting market for electrified (hybrid and fuel cell) vehicle powertrains; and in the emerging connected vehicle software market. As vehicles become more electrified, our electric-boosting products use principles similar to our turbochargers to further optimize air intake and thus further enhance performance, fuel economy and exhaust emissions with the help of an integrated high-speed electric motor. By using a turbocharger or electric-boosting technology, an OEM can deploy smaller, lighter powertrains with better fuel economy and exhaust emissions while delivering the same power and acceleration as larger, heavier powertrains. As such, turbochargers have become one of the most highly effective technologies for helping global OEMs meet increasingly stricter emission standards.

Throughout this section of this Annual Report on Form 10-K, we reference certain industry sources. While we believe the compound annual growth rate (“CAGR”) and other projections of the industry sources referenced in this Annual Report on Form 10-K are reasonable, forecasts based upon such data involve inherent uncertainties, and actual outcomes are subject to change based upon various factors beyond our control.

Global Turbocharger market

The global turbocharger market includes turbochargers for new light and commercial vehicles as well as turbochargers for replacement use in the global aftermarket. According to IHS and other industry sources, the global turbocharger market consisted of approximately 51 million unit sales with an estimated total value of approximately $12 billion in 2018. Within the global turbocharger market, light vehicles accounted for approximately 88% of total unit volume and commercial vehicles accounted for the remaining 12%.

IHS and other industry sources project that the turbocharger production volume will grow at a CAGR of approximately 6% from 2018 through 2022, driven by double-digit growth in turbochargers for light vehicle gasoline engines and continued low single-digit growth for commercial vehicles, offset by a modest decline in diesel turbochargers given a decline in diesel powertrains, particularly for light vehicles. This annual sales estimate would add approximately 307 million turbocharged vehicles on the road globally between 2018 and 2022.

Key trends affecting our industry

Global vehicle fuel efficiency and emissions standards. OEMs are facing increasingly strict constraints for vehicle fuel efficiency and emissions standards globally. Regulatory authorities in key vehicle markets such as the United States, the European Union, China, Japan, and Korea have instituted regulations that require sustained and significant improvements in CO2, NOx and particulate matter vehicle emissions. OEMs are required to evaluate and adopt various solutions to address these stricter standards. Turbochargers allow OEMs to reduce engine size without sacrificing vehicle performance, thereby increasing fuel efficiency and decreasing harmful emissions. Furthermore, turbochargers allow more precise “air control” over both engine intake and exhaust conditions such as gas pressures, flows and temperatures, enabling optimization of the combustion process. This combustion optimization is critical to engine efficiency, exhaust emissions, power and transient response and enables such concepts as exhaust gas recirculation for diesel engines and Miller-cycle operation for gasoline engines. Consequently, we believe turbocharging will continue to be a key technology for automakers to meet future tough fuel economy and emissions standards without sacrificing performance.

Turbocharger penetration. The utilization of turbochargers and electric-boosting technologies on vehicle powertrain systems is one of the most cost-effective solutions to address stricter standards, and OEMs are increasing their adoption of these technologies. IHS and other industry sources expect turbocharger penetration to increase globally from approximately 49% in 2018 to approximately 57% by 2022. IHS forecasts particularly strong turbocharger penetration growth for gasoline turbochargers, expecting an increase from approximately 36% in 2018 to 51% in 2022.

Growth in overall vehicle production. Over the next 5 years, we expect that overall vehicle production will experience a modest CAGR of about 1 to 2%. The shift from pure gasoline and diesel internal combustion engines to hybridized powertrains will continue in response to increasingly strict fuel efficiency and regulatory standards. In parallel, the share of pure electric vehicles will continue to increase from a low base as technology and supporting infrastructure continue to improve.

Medium-Term Powertrain Trends

Source: IHS

Engine size and complexity. In order to address stricter fuel economy standards, OEMs have used turbochargers to reduce the average engine size on their vehicles over time without compromising performance. Stricter pollutants emissions standards (primarily for NOx and particulates) have driven higher turbocharger adoption as well, which we believe will continue in the future, with a predicted total automotive turbocharger sales volume CAGR of 6% between 2018 and 2022, in an industry with a predicted total automobile sales volume CAGR of approximately 2% over the same period, in each case according to IHS and other industry sources. In addition, increasingly demanding fuel economy standards require continuous increases in turbocharger technology content (e.g., variable geometry, electronic actuation, multiple stages, ball bearings, electrical control, etc.) which results in steady increases in average turbocharger content per vehicle.

Powertrain electrification. To address stricter fuel economy standards, OEMs also have been increasing the electrification of their vehicle offerings, primarily with the addition of hybrid vehicles, which have powertrains equipped with a gasoline or diesel internal combustion engine in combination with an electric motor. IHS estimates that hybrid vehicles globally will grow from a total of approximately 4.6 million vehicles in 2018 to a total of approximately 18.1 million by 2022, representing a CAGR of 41%. The electrified powertrain of hybrid vehicles enables the usage of highly synergistic electric-boosting technologies which augment standard turbochargers with electrically assisted boosting and electrical-generation capability. Furthermore, the application of electric boosting extends the requirement for engineering collaboration with OEMs to include electrical integration, software controls, and advanced sensing. Overall, this move to electric boosting further increases the role and value of turbocharging in improving vehicle fuel economy and exhaust emissions.

OEMs are also investing in full battery-electric vehicles, which have gained in popularity in recent years. However, IHS and other industry sources expect that they will compose only 4% of total vehicle production globally by 2022 due to their inherent limitations in driving range and recharging time and their relatively high cost. As OEMs strive to solve the issues of full battery electric vehicles, they are increasing investment in hydrogen fuel cell powered electric vehicles. These vehicles, like battery electric vehicles, have fully electric motor powertrains, but they rely on the hydrogen fuel cell to generate the required electricity. The hydrogen fuel cell also requires advanced electric-boosting technology for optimization of size and efficiency.

Connected vehicles, autonomous vehicles, and shared vehicles. In addition to powertrain evolution, the market for connected vehicles services is growing rapidly. According to Strategy&, a consulting firm, this market is expected to grow 38% per annum from approximately $3 billion in 2017 to approximately $36 billion in 2025. Our IVHM, predictive maintenance, diagnostics and cybersecurity tools address this market. Their adoption should increase as advanced driver assistance features and ultimately autonomous driving increase requirements for vehicle functional safety. Simultaneously, our cybersecurity solutions protect those vehicles against outside interference to ensure correct functionality.

Vehicle ownership in China and other high-growth markets. Vehicle ownership in China and other emerging markets remains well below ownership levels in developed markets and will be a key driver of future vehicle production. At the same time, these markets are following the lead of developed countries by instituting stricter emission standards. Growth in production volume and greater penetration by large global OEMs in these markets, along with evolving emission standards and increasing fuel economy and vehicle performance demands, is driving increasing turbocharger penetration in high-growth regions.

Our Competitive Strengths

We believe that we differentiate ourselves through the following competitive strengths:

Global and broad market leadership

We are a global leader in the $12 billion turbocharger industry. We believe we will continue to benefit from the increased adoption of turbochargers, as well as our global technology leadership, comprehensive portfolio, continuous product innovation and our deep-seated relationships with all global OEMs. We maintain a leadership position across all vehicle types, engine types and regions, including:

Light Vehicles.

•

Gasoline: The global adoption of turbochargers by OEMs on gasoline engines has increased rapidly from approximately 14% in 2013 to approximately 36% in 2018 and is forecasted by IHS to increase to 51% by 2022. We have launched a leading modern 1.5L variable geometry turbo (“VNT”) gasoline application, which we believe to be among the first with a major OEM, and we expect to see increasing adoption of this technology in years to come. Key to our strategy for gasoline growth is to leverage our technology strengths in high-temperature materials and variable geometry as well as our scale, global footprint and in-market capabilities to meet the volume demands of global OEMs.

•

Diesel: We have a long history of technology leadership in diesel engine turbochargers. Despite diesel market weakness for some vehicle segments, the majority of our diesel turbochargers revenue comes from heavier and bigger vehicles like SUVs, pickup trucks and light commercial vehicles (such as delivery vans), which remain a stable part of the diesel market. Diesel maintains a unique advantage in terms of fuel consumption, hence cost of ownership, and towing capacity makes it still the powertrain of choice for heavier vehicle applications. Diesel also remains essential for OEMs to meet their CO2 fleet average regulatory target going forward, as diesel vehicles produce approximately 10-15% less CO2, on average, than gasoline vehicles.

•

Electrified vehicles. We provide a comprehensive portfolio of turbocharger and electric-boosting technologies to manufacturers of hybrid-electric and fuel cell vehicles. OEMs have increased their adoption of these electrified technologies given regulatory standards and consumer demands driving an expected growth rate globally of approximately 44% from 2018 to 2022, according to IHS. Similar to turbochargers for gasoline and diesel engines, turbochargers for hybrid vehicles are an essential component of maximizing fuel efficiency and overall engine performance. Our products provide OEMs with solutions that further optimize engine performance and position us well to serve OEMs as they add more electrified vehicles into their fleets.

Commercial vehicles. Our Company traces its roots to the 1950s when we helped develop a turbocharged commercial vehicle for Caterpillar. We have maintained our strategic relationship with key commercial vehicle OEMs for over 60 years as well as market-leading positions across the commercial vehicle markets for both on- and off-highway use. Our products improve engine performance and lower emissions on trucks, buses, agriculture equipment, construction equipment and mining equipment with engine sizes ranging 1.8L to 105L.

High-growth regions. We have a strong track record serving global and emerging OEMs, including customers in China and India, with an in-market, for-market strategy and operate full R&D and three manufacturing facilities in the high-growth regions that serve light and commercial vehicle OEMs. Our local presence in high-growth regions has helped us win business with key international and domestic Chinese OEMs, and we have grown between 2013 and 2018 significantly faster than the vehicle production in these regions.

Strong and collaborative relationships with leading OEMs globally

We supply our products to more than 60 OEMs globally. Our top ten customers accounted for approximately 60% of net sales and our largest customer represents approximately 13% of our net sales in 2018. With over 60 years in the turbocharger industry, we have developed strong capabilities working with all major OEMs. We consistently meet their stringent design, performance and quality standards while achieving capacity and delivery timelines that are critical for customer success. Our track record of successful collaborations, as demonstrated by our strong client base and our ability to successfully launch approximately 100 product applications annually, is well recognized. For example, we received a 2017 Automotive News PACE™ Innovation Partnership Award in supporting Volkswagen’s first launch of an industry-leading VNT turbocharged gasoline engine, which is just one example of our strong collaborative relationships with OEMs. Our regional research, development and manufacturing capabilities are a key advantage in helping us to supply OEMs as they expand geographically and shift towards standardized engines and vehicle platforms globally.

Global aftermarket platform

We have an estimated installed base of over 100 million vehicles that utilize our products through our global network of more than 190 distributors covering 160 countries. Our Garrett aftermarket brand has strong recognition across distributors and garages globally, and is known for boosting performance, quality and reliability. Our aftermarket business has historically provided a stable stream of revenue supported by our large installed base. As turbo penetration rates continue to increase, we expect that our installed base and aftermarket opportunity will grow.

Highly-engineered portfolio with continuous product innovation

We have led the revolution in turbocharging technology over the last 60 years and maintain a leading technology portfolio of more than 1,400 patents and patents pending. We have a globally deployed team of more than 1,200 engineers across five R&D centers and 13 close-to-customer engineering centers. Our engineers have led the mainstream commercialization of several leading turbocharger innovations, including variable geometry turbines, dual-boost compressors, ball-bearing rotors, electrically actuated controls and air-bearing electric compressors for hydrogen fuel cells. We maintain a culture of continuous product innovation, introducing about ten new technologies per year and upgrading our existing key product lines approximately every 3 years. Outside of our turbocharger product lines, we apply this culture of continuous innovation to meet the needs of our customers in new areas, particularly in connected automotive technologies. We are developing solutions, including IVHM and cybersecurity software solutions, that leverage our knowledge of vehicle powertrains and experience working closely with OEM manufacturers.

Global and low cost manufacturing footprint with operational excellence

Our geographic footprint locates R&D, engineering and manufacturing capabilities close to our customers, enabling us to tailor technologies and products for the specific vehicle types sold in each geographic market. In all regions where we operate, we leverage low-cost sourcing through our robust supplier development program, which continually works to develop new suppliers that are able to meet our specific quality, productivity and cost requirements. We now source more than two-thirds of our materials from low-cost countries and believe our high-quality, low-cost supplier network to be a significant competitive advantage. We have invested heavily to bring differentiated local capabilities to our customers in high-growth regions, including China and India.

We manufacture approximately three quarters of our products in low-cost countries, including seven manufacturing facilities in China, India, Mexico, Romania and Slovakia. We have a long-standing culture of lean manufacturing excellence and continuous productivity improvement. We believe global uniformity and operational excellence across facilities is a key competitive advantage in our industry given that OEM engine platforms are often designed centrally but manufactured locally, requiring suppliers to meet the exact same specifications across all locations.

Our Growth Strategies

We seek to continue to expand our business by employing the following business strategies:

Strengthen market leadership across core powertrain technologies

We are focused on strengthening our market position in light vehicles:

•

Gasoline turbochargers, which historically lagged adoption of diesel turbochargers, are expected to grow at an 11% annual CAGR from 2018 to 2022, according to IHS, exceeding the growth of diesel turbochargers. We expect to benefit from this higher growth given the gasoline platforms we have been awarded over the past several years. We have launched the first modern 1.5L VNT gasoline application with a major OEM and we expect to see increasing adoption of this technology in years to come. Key to our strategy for gasoline growth is our plan to leverage our technology strengths in high temperature materials and variable geometry technologies as well as our scale, global footprint and in-region capabilities to meet the volume demands of global OEMs.

•

We believe growth in our share of the diesel turbochargers market will be driven by new product introductions focused on emissions-enforcement technologies and supported by our favorable positioning with large vehicles and high-growth regions within this market. The more stringent emissions standards require higher turbocharger technology content such as variable geometry, 2-stage systems, advanced bearings and materials which increase our content per vehicle. We expect to grow our commercial vehicle business through new product introductions and targeted platform wins with key on-highway customers and underserved OEMs.

Strengthen our penetration of electrified vehicle boosting technologies

We stand to benefit from the increased adoption of hybrid-electric and fuel cell vehicles and the increased need for turbochargers associated with increased sales volumes for these engine types. IHS estimates that the global production of electrified vehicles will increase from approximately six million vehicles in 2018 to approximately 24 million vehicles by 2022, representing an annualized growth rate of approximately 44%. OEMs will need to further improve engine performance for their increasingly electrified offerings, and our comprehensive portfolio of turbocharger and electric-boosting technologies are designed to help OEMs do so. We expect to continue to invest in product innovations and new technologies and believe that we are well positioned to continue to be a technology-leader in the propulsion of electrified vehicles.

Increase market position in high-growth regions

IHS expects vehicle production in emerging markets to grow at an estimated CAGR of approximately 4% from 2018 to 2022. We plan to continue to strengthen our relationships with OEMs in high-growth, emerging regions by demonstrating our technology leadership through our local research, development and manufacturing capabilities. Our local footprint is expected to continue to provide a strong competitive edge in high-growth regions due to our ability to work closely with OEMs throughout all stages of the product lifecycle including aftermarket support. For example, in China, our research center in Shanghai, our manufacturing facilities in Wuhan and Shanghai and our more than 950 employees support our differentiated end-to-end capabilities and we believe will continue to support key platform wins in the Chinese market. Our operations in China are expected to continue to benefit us as OEMs build global platforms in low cost regions. Our commitment to providing high-touch technology support to OEMs has allowed us to be recognized as a local player in other key high-growth regions, such as India.

Grow our aftermarket business

We have an opportunity to strengthen our global network of more than 190 distributors in 160 countries by deepening our channel penetration, leveraging our well-recognized Garrett brand, utilizing new online technologies for customer engagement and sales, and widening the product portfolio. For example, we have launched a global web-based platform providing self-service tools aimed at connecting 20,000 garage technicians in 2019.

Drive continuous product innovation across connected vehicles

We are actively investing in software and services that leverage our capabilities in powertrains, vehicle performance management, and electrical/mechanical design to capitalize on the growth relating to connected vehicles. Approximately 35% of passenger vehicles sold globally in 2015 were estimated to be connected in some way to the Internet. By the end of the decade, that number is expected to exceed 90%. Building on the software and connected vehicle capabilities of our Former Parent, we have assembled a team of engineers, software and technical experts and have opened new design centers in North America, India and Czech Republic. We continue to conduct research to determine key areas of the market where we are best positioned to leverage our existing technology platforms and capabilities to serve our customers. We execute a portion of our connectivity investment in collaboration with OEMs and other Tier 1 suppliers and have multiple early-stage trials with customers underway.

Research, Development and Intellectual Property

We maintain technical engineering centers in major automotive production regions of the world to develop and provide advanced products, process and manufacturing support to all of our manufacturing sites, and to provide our customers with local engineering capabilities and design developments on a global basis. As of December 31, 2018, we employed approximately 1,200 engineers. Our total R&D expenses were approximately $128 million, $119 million and $112 million for the years ended December 31, 2018, 2017 and 2016, respectively.

We currently hold approximately 1,400 patents and patents pending. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our intellectual property.

Materials

The most significant raw materials we use to manufacture our products are grey iron, aluminum, stainless steel and a nickel-, iron- and chromium-based alloy. As of December 31, 2018, we have not experienced any significant shortage of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.

Customers

Our global customer base includes nine of the ten largest light vehicle OEMs and nine of the ten largest commercial vehicle engine makers.

Our ten largest applications in 2018 were with seven different OEMs. OEM sales were approximately 86% of our 2018 revenues while our aftermarket and other products contributed 14%.

Our largest customer is Ford Motor Company (“Ford”). In 2018, 2017 and 2016, Ford accounted for 13%, 14%, and 15%, respectively, of our total sales. In 2018, 2017 and 2016, our sales to Volkswagen AG (“Volkswagen”) were 8%, 8% and 10%, respectively, of our total sales.

Supply Relationships with Our Customers

We typically supply products to our OEM customers through “open” purchase orders, which are generally governed by terms and conditions negotiated with each OEM. Although the terms and conditions vary from customer to customer, they typically contemplate a relationship under which our customers are not required to purchase a minimum amount of product from us. These relationships typically extend over the life of the related engine platform. Prices are negotiated with respect to each business award, which may be subject to adjustments under certain circumstances, such as commodity or foreign exchange escalation/de-escalation clauses or for cost reductions achieved by us. The terms and conditions typically provide that we are subject to a warranty on the products supplied. We may also be obligated to share in all or a part of recall costs if the OEM recalls its vehicles for defects attributable to our products.

Individual purchase orders are terminable for cause or non-performance and, in most cases, upon our insolvency and certain change of control events. In addition, many of our OEM customers have the option to terminate for convenience on certain programs, which permits our customers to impose pressure on pricing during the life of the vehicle program, and issue purchase contracts for less than the duration of the vehicle program, which potentially reduces our profit margins and increases the risk of our losing future sales under those purchase contracts. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production or inventory levels throughout the supply chain.

Although customer programs typically extend to future periods, and although there is an expectation that we will supply certain levels of OEM production during such future periods, customer agreements including applicable terms and conditions do not necessarily constitute firm orders. Firm orders are generally limited to specific and authorized customer purchase order releases placed with our manufacturing and distribution centers for actual production and order fulfillment. Firm orders are typically fulfilled as promptly as possible from the conversion of available raw materials, sub-components and work-in-process inventory for OEM orders and from current on-hand finished goods inventory for aftermarket orders. The dollar amount of such purchase order releases on hand and not processed at any point in time is not believed to be significant based upon the time frame involved.

Regulatory and Environmental Compliance

We are subject to the requirements of environmental and health and safety laws and regulations in each country in which we operate. These include, among other things, laws regulating air emissions, water discharge, hazardous materials and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot assure that environmental requirements will not change or become more stringent over time or that our eventual environmental costs and liabilities will not be material.

Certain environmental laws assess liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances. At this time, we are involved in various stages of investigation and cleanup related to environmental remediation matters at certain of our present and former facilities. In addition, there may be soil or groundwater contamination at several of our properties resulting from historical, ongoing or nearby activities.

As of December 31, 2018, the undiscounted reserve for environmental investigation and remediation was approximately $8 million. We do not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and we cannot determine either the timing or the amount of the ultimate costs associated with environmental matters, which could be material to our consolidated and combined results of operations and operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that environmental matters will have a material adverse effect on our consolidated and combined financial position.

Additionally, we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of our Indemnification and Reimbursement Agreement with Honeywell (the “Indemnification and Reimbursement Agreement”), we are responsible for paying to Honeywell such amounts, up to a cap of an amount equal to the Distribution Date Currency Exchange Rate (1.16977 USD = 1 EUR) equivalent of $175 million (exclusive of any late payment fees) in respect of such liabilities arising in any given calendar year. See “Risk Factors—Risks Relating to Our Business—We are subject to risks associated with the

Indemnification and Reimbursement Agreement, pursuant to which we are required to make substantial cash payments to Honeywell, measured in substantial part by reference to estimates by Honeywell of certain of its liabilities”. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.

Employees

As of December 31, 2018, we employed approximately 6,000 full-time employees and 1,500 temporary and contract workers globally. Approximately 37% of our full-time employees are represented by unions and works councils.

Seasonality

Our business is moderately seasonal. Our primary North American customers historically reduce production during the month of July and halt operations for approximately one week in December; our European customers generally reduce production during the months of July and August and for one week in December; and our Chinese customers often reduce production during the period surrounding the Chinese New Year. Shut-down periods in the rest of the world generally vary by country. In addition, automotive production is traditionally reduced in the months of July, August and September due to the launch of parts production for new vehicle models. Accordingly, our results reflect this seasonality. Our sales predictability in the short term might also be impacted by sudden changes in customer demand, driven by our OEM customers’ supply chain management.

We also experience seasonality in cash flow, as a relatively small portion of our full year cash flow is typically generated in the first quarter of the year and a relatively large portion in the last quarter. This seasonality in cash flow is mostly caused by timing of supplier payments for capital expenditures, changes in working capital balances related to the sales seasonality discussed above, and incentive payments.

Additional Information

The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, such as us, at http://www.sec.gov. This Annual Report on Form 10-K, as well as all other reports filed with or furnished to the SEC, are also available free of charge on our internet site at https://www.garrettmotion.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A. Risk Factors

You should carefully consider all of the information in this Annual Report on Form 10-K and each of the risks described below, which we believe are the principal risks we face. Any of the following risks could materially and adversely affect our business, financial condition and results of operations and the actual outcome of matters as to which forward-looking statements are made in this Annual Report on Form 10-K. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Relating to Our Business

Industry and economic conditions may adversely affect the markets and operating conditions of our customers, which in turn can affect demand for our products and services and our results of operations.

We are dependent on the continued growth, viability and financial stability of our customers. A substantial portion of our customers are OEMs in the automotive industry. This industry is subject to rapid technological change often driven by regulatory changes, vigorous competition, short product life cycles and cyclical and reduced consumer demand patterns. In addition to general economic conditions, automotive sales and automotive vehicle production also depend on other factors, such as supplier stability, factory transitions, capacity constraints, the costs and availability of consumer credit, consumer confidence and consumer preferences. When our customers are adversely affected by these factors, we may be similarly affected to the extent that our customers reduce the volume of orders for our products. Economic declines and corresponding reductions in automotive sales and production by our customers, particularly with respect to light vehicles, have in the past had, and may in the future have, a significant adverse effect on our business, results of operations and financial condition.

Even if overall automotive sales and production remain stable, changes in regulations and consumer preferences may shift consumer demand away from the types of vehicles we prioritize or towards the types of vehicles where our products generate smaller profit margins. A decrease in consumer demand for the specific types of vehicles that have traditionally included our turbocharger products, such as a decrease in demand for diesel-fueled vehicles in favor of gasoline-fueled vehicles, or lower-than-expected consumer demand for specific types of vehicles where we anticipate providing significant components as part of our strategic growth plan, such as a decrease in demand for vehicles utilizing electric-hybrid and fuel cell powertrains in favor of full battery electric vehicles, could have a significant effect on our business. If we are unable to anticipate significant changes in consumer sentiment, or if consumer demand for certain vehicle types changes more than we expect, our results of operations and financial condition could be adversely affected.

Sales in our aftermarket operations are also directly related to consumer demand and spending for automotive aftermarket products, which may be affected by additional factors such as the average useful life of OEM parts and components, severity of regional weather conditions, highway and roadway infrastructure deterioration and the average number of miles vehicles are driven by owners. Improvements in technology and product quality are extending the longevity of vehicle component parts, which may result in delayed or reduced aftermarket sales. Our results of operations and financial condition could be adversely affected if we fail to respond in a timely and appropriate manner to changes in the demand for our aftermarket products.

Changes in legislation or government regulations or policies can have a significant impact on our results of operations.

The sales and margins of our business are directly impacted by government regulations, including safety, performance and product certification regulations, particularly with respect to emissions, fuel economy and energy efficiency standards for motor vehicles. Increased public awareness and concern regarding global climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions. While such requirements can promote increased demand for our turbochargers and other products, several markets in which we operate are undertaking efforts to more strictly regulate or ban vehicles powered by certain older-generation diesel engines. If such efforts are pursued more broadly throughout the market than we have anticipated, such efforts may impact demand for our aftermarket products and consequently affect our results of operations.

In the long-term, several of the markets in which we operate are contemplating or undertaking multi-decade efforts to transition away from internal combustion engines in favor of hybrid or full-battery electric vehicles.

Although we expect a significant number of hybrids will be turbocharged, if we overestimate the turbo penetration rate in hybrids or if a transition to battery-electric vehicles is pursued more broadly throughout the market, or is implemented more rapidly than we have anticipated, the demand for our products could be impacted and our results of operations consequently could be affected.

Conversely, in the U.S., the current political administration has signaled that it may support efforts to slow or even reverse the adoption of environmental regulations. If requirements to reduce or mitigate the effects of greenhouse gas emissions are weakened or rolled back, whether in the U.S. or elsewhere in our markets, customer demand for our turbochargers could fall, negatively affecting our results of operations.

Our future growth is largely dependent upon our ability to develop new technologies and introduce new products with acceptable margins that achieve market acceptance or correctly anticipate regulatory changes.

The global automotive component supply industry is highly competitive. Our future growth rate depends upon a number of factors, including our ability to: (i) identify emerging technological trends in our target end-markets; (ii) develop and maintain competitive products; (iii) enhance our products by adding innovative features that differentiate our products from those of our competitors; (iv) develop, manufacture and bring compelling new products to market quickly and cost effectively; and (v) attract, develop and retain individuals with the requisite technical expertise and understanding of customers’ needs to develop new technologies and introduce new products.

We have identified a trend towards increased development and adoption by OEMs of hybrid-electric powertrains, fuel cell powertrains and associated electric boosting technologies in preference to pure battery electric cars, which continue to face range, charging time and sustainability issues. Our results of operations could be adversely affected if our estimates regarding adoption and penetration rates for hybrid-electric and fuel cell powertrains or for pure battery electric cars are incorrect.

Failure to protect our intellectual property or allegations that we have infringed the intellectual property of others could adversely affect our business, financial condition and results of operations.

We rely on a combination of patents, copyrights, trademarks, tradenames, trade secrets and other proprietary rights, as well as contractual arrangements, including licenses, to establish, maintain and protect our intellectual property rights. Effective intellectual property protection may not be available, or we may not be able to acquire or maintain appropriate registered or unregistered intellectual property, in every country in which we do business. Accordingly, our intellectual property rights may not be sufficient to permit us to take advantage of some business opportunities.

The protection of our intellectual property may require us to spend significant amounts of money. Further, the steps we take to protect our intellectual property may not adequately protect our rights or prevent others from infringing, violating or misappropriating our intellectual proprietary rights. Any impairment of our intellectual property rights, including due to changes in U.S. or foreign intellectual property laws or the absence of effective legal protections or enforcement measures, could adversely impact our businesses, financial condition and results of operations.

In addition, as we adopt new technology, we face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights. Successful claims that we infringe on the intellectual property rights of others could require us to enter into royalty or licensing agreements on unfavorable terms, or cause us to incur substantial monetary liability. We may also be prohibited preliminarily or permanently from further use of the intellectual property in question or be required to change our business practices to stop the infringing use, which could limit our ability to compete effectively. In addition, our customer agreements may require us to indemnify the customer for infringement. The time and expense of defending against these claims, whether meritorious or not, may have a material and adverse impact on our profitability, can be time-consuming and costly and may divert management’s attention and resources away from our businesses. Furthermore, the publicity we may receive as a result of infringing intellectual property rights may damage our reputation and adversely impact our existing customer relationships and our ability to develop new business.

We may incur material losses and costs as a result of warranty claims, including product recalls, and product liability actions that may be brought against us.

Depending on the terms under which we supply products to an auto manufacturer, we may be required to guarantee or offer warranties for our products and to bear the costs of recalls, repair or replacement of such products pursuant to new vehicle warranties. There can be no assurance that we will have adequate reserves to cover such recall, repair and replacement costs. In the event that any of our products fails to perform as expected, we may face direct exposure to warranty and product liability claims or may be required to participate in a government or self-imposed recall involving such products. Our customers that are not end users, such as auto manufacturers, may face similar claims or be obliged to conduct recalls of their own, and in such circumstances, they may seek contribution from us. Our agreements with our customers typically do not contain limitation of liability clauses, so if any such claims or contribution requests exceed our available insurance, or if there is a product recall, there could be a material adverse impact on our results of operations. In addition, a recall claim could require us to review our entire product portfolio to assess whether similar issues are present in other product lines, which could result in significant disruption to our business and could have a further adverse impact on our results of operations. We cannot assure you that we will not experience any material warranty or product liability claim losses in the future or that we will not incur significant costs to defend such claims.

The operational constraints and financial distress of third parties could adversely impact our business and results of operations.

Our results of operations, financial condition and cash flows could be adversely affected if our third-party suppliers lack sufficient quality control or if there are significant changes in their financial or business condition. If our third-party manufacturers fail to deliver products, parts and components of sufficient quality on time and at reasonable prices, we could have difficulties fulfilling our orders on similar terms or at all, sales and profits could decline, and our commercial reputation could be damaged. See “—Raw material price fluctuations, the ability of key suppliers to meet quality and delivery requirements, or catastrophic events can increase the cost of our products and services, impact our ability to meet commitments to customers and cause us to incur significant liabilities.” If we fail to adequately assess the creditworthiness and operational reliability of existing or future suppliers, if there is any unanticipated deterioration in their creditworthiness and operational reliability, or if our suppliers do not perform or adhere to our existing or future contractual arrangements, any resulting increase in nonperformance by them, our inability to otherwise obtain the supplies or our inability to enforce the terms of the contract or seek other remedies could have a material adverse effect on our financial condition and results of operations.

Work stoppages, other disruptions, or the need to relocate any of our facilities could significantly disrupt our business.

Our geographic footprint emphasizes locating research and development (“R&D”), engineering and manufacturing capabilities in close physical proximity to our customers, thereby enabling us to adopt technologies and products for the specific vehicle types sold in each geographic market. Because our facilities offer localized services in this manner, a work stoppage or other disruption at one or more of our R&D, engineering or manufacturing and assembly facilities in a given region could have material adverse effects on our business, especially insofar as it impacts our ability to serve customers in that region. Moreover, due to unforeseen circumstances or factors beyond our control, we may be forced to relocate our operations from one or more of our existing facilities to new facilities and may incur substantial costs, experience program delays and sacrifice proximity to customers and geographic markets as a result, potentially for an extended period of time.

The automotive industry relies heavily on “just-in-time” delivery of components during the assembly and manufacture of vehicles, and when we fail to make timely deliveries in accordance with our contractual obligations, we generally have to absorb our own costs for identifying and solving the “root cause” problem as well as expeditiously producing replacement components or products. We typically must also carry the costs associated with “catching up,” such as overtime and premium freight. Additionally, if we are the cause for a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could be significant, and may include consequential losses such as lost profits.

In addition, a significant disruption in the supply of a key component due to a work stoppage or other disruption at one of our suppliers or any other supplier could impact our ability to make timely deliveries to our customers and, accordingly, have a material adverse effect on our financial results. Where a customer halts production because of another supplier failing to deliver on time, or as a result of a work stoppage or other disruption, it is unlikely we will be fully compensated, if at all.

We may not realize sales represented by awarded business or effectively utilize our manufacturing capacity.

When we win a bid to offer products and services to an OEM customer, the customer typically does not commit to award us its business until a separate contract has been negotiated, generally with a term ranging from one year to the life of the model (usually three to seven years). Once business has been awarded, the OEM customer typically retains the ability to terminate the arrangement without penalty and does not commit to purchase a minimum volume of products while the contract is in effect.

In light of the foregoing, while we estimate awarded business using certain assumptions, including projected future sales volumes, the volume and timing of sales to our customers may vary due to: variation in demand for our customers’ products; our customers’ attempts to manage their inventory; design changes; changes in our customers’ manufacturing strategy; the success of customers’ goods and models; and acquisitions of or consolidations among customers. A significant decrease in demand for certain key models or a group of related models sold by any of our major customers, or the ability of a manufacturer to re-source and discontinue purchasing from us its requirements for a particular model or group of models, could have a material adverse effect on us. In particular, we may be unable to forecast the level of customer orders with sufficient certainty to allow us to optimize production schedules and maximize utilization of manufacturing capacity. Any excess capacity would cause us to incur increased fixed costs in our products relative to the net revenue we generate, which could have an adverse effect on our results of operations, particularly during economic downturns. Similarly, a significant failure or inability to adapt to increased production or desired inventory levels (including as a result of accelerated launch schedules for new automobile and truck platforms), comply with customer specifications and manufacturing requirements more generally or respond to other unexpected fluctuations, as well as any delays or other problems with existing or new products (including program launch difficulties) could result in financial penalties, increased costs, loss of sales, loss of customers or potential breaches of customer contracts, which could have an adverse effect on our profitability and results of operations.

If actual production orders from our customers are not consistent with the projections we use in calculating the amount of our awarded business, or if we are unable to improve utilization levels for manufacturing lines that consequently are underutilized and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations, and we could realize substantially less revenue over the life of these projects than the currently projected estimate.

We may not be able to successfully negotiate pricing terms with our customers, which may adversely affect our results of operations.

We negotiate sales prices annually with our automotive customers. Our customer supply agreements generally require step-downs in component pricing over the period of production. In addition, our customers often reserve the right to terminate their supply contracts at any time, which enhances their ability to obtain price reductions. OEMs have also exercised significant influence over their suppliers, including us, because the automotive component supply industry is highly competitive and serves a limited number of customers. Based on these factors, our status as a Tier I supplier (one that supplies vehicle components directly to manufacturers) and the fact that our customers’ product programs typically last a number of years and are anticipated to encompass large volumes, our customers are able to negotiate favorable pricing, and any cost-cutting initiatives that our customers adopt generally will result in increased downward pressure on our pricing. Any resulting impacts to our sales levels and margins, or the failure of our technologies or products to gain market acceptance due to more attractive offerings by our competitors, could over time significantly reduce our revenues and adversely affect our competitive standing and prospects. In particular, large commercial settlements with our customers may adversely affect our results of operations.

We are subject to the economic, political, regulatory, foreign exchange and other risks of international operations.

We have created a geographic footprint that emphasizes locating R&D, engineering and manufacturing capabilities in close physical proximity to our customers. Our international geographic footprint subjects us to many risks, including: exchange control regulations; wage and price controls; antitrust and environmental regulations; employment regulations; foreign investment laws; monetary and fiscal policies and protectionist measures that may prohibit acquisitions or joint ventures, establish local content requirements, or impact trade volumes; import, export and other trade restrictions (such as embargoes); violations by our employees of anti-corruption laws; changes in regulations regarding transactions with state-owned enterprises; nationalization of private enterprises; natural and man-made disasters, hazards and losses; global health risks and pandemics; backlash from foreign labor organizations related to our restructuring actions; violence, civil and labor unrest; acts of terrorism; and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Additionally, certain of the markets in which we operate have adopted increasingly strict data privacy and data protection requirements or may require local storage and processing of data or similar requirements. The European Commission has approved a data protection regulation, known as the General Data Protection Regulation (“GDPR”), that came into force in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union, and includes significant penalties for non-compliance. The GDPR and similar data protection measures may increase the cost and complexity of our ability to deliver our services.

As negotiations relating to the future terms of the U.K.’s relationship with the European Union proceed, our manufacturing operations in Cheadle and the businesses of our customers and suppliers could be negatively impacted if tariffs or other restrictions are imposed on the free flow of goods to and from the U.K. Similarly, President Donald Trump’s decisions in March 2018 to impose both an ad valorem tariff on steel products imported into the United States and a separate set of tariffs on certain Chinese imports, and the resulting discussions about potential retaliatory tariffs from the E.U., China and other countries, could result in the creation of further barriers to trade. Such barriers could adversely affect the businesses of our customers and suppliers, which could in turn negatively impact our sales and results of operations. These and other instabilities and uncertainties arising from the global geopolitical environment, along with the cost of compliance with increasingly complex and often conflicting regulations worldwide, can impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

As a result of our global presence, a significant portion of our revenues are denominated in currencies other than the U.S. dollar whereas a significant amount of our payment obligations are denominated in U.S. dollars, which exposes us to foreign exchange risk. We monitor and seek to reduce such risk through hedging activities; however, foreign exchange hedging activities bear a financial cost and may not always be available to us or be successful in eliminating such volatility.

Finally, we generate significant amounts of cash that is invested with financial and non-financial counterparties. While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the counterparties with whom we transact business could expose us to financial loss.

We have invested substantial resources in specific foreign markets where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized.

We have identified certain countries, such as China and India, as key high-growth geographic markets. We believe these markets are likely to experience substantial long-term growth, and accordingly have made and expect to continue to make substantial investments in numerous manufacturing operations, technical centers, R&D activities and other infrastructure to support anticipated growth in these areas. If market demand for evolving vehicle technologies in these regions does not grow as quickly as we anticipate, or if we are unable to deepen existing and develop additional customer relationships in these regions, we may fail to realize expected rates of return, or even incur losses, on our existing investments and may be unable to timely redeploy the invested capital to take advantage of other markets or product categories, potentially resulting in lost market share to our competitors. In particular, our ability to remain competitive and continue to grow in these regions depends in part on the absence of competing state-sponsored domestic businesses. If a state-sponsored operation entered a local market as a competitor, it might have access to significant social and financial capital that would enable it to overcome the ordinary barriers to entry in the turbocharger industry and acquire potentially significant market share at our expense.

We could be adversely affected by our leading market position in certain markets.

We believe that we are a market leader in the turbocharger industry in many of the markets in which we operate. Although we believe we have acted properly in the markets in which we have significant market share, we could face allegations of abuse of our market position or of collusion with other market participants, which could result in negative publicity and adverse regulatory action by the relevant authorities, including the imposition of monetary fines, all of which could adversely affect our financial condition and results of operations.

We may not be able to obtain additional capital that we need in the future on favorable terms or at all.

We may require additional capital in the future to finance our growth and development, upgrade and improve our manufacturing capabilities, implement further marketing and sales activities, fund ongoing R&D activities, satisfy regulatory and environmental compliance obligations, satisfy indemnity obligations to Honeywell, and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology and R&D projects and the status and timing of these developments. If our access to capital were to become constrained significantly, or if costs of capital increased significantly, due to lowered credit ratings, prevailing industry conditions, the solvency of our customers, a material decline in demand for or our products, the volatility of the capital markets or other factors, our financial condition, results of operations and cash flows could be adversely affected. These conditions may adversely affect our ability to obtain targeted credit ratings.

Moreover, we have historically relied on Honeywell for assistance in satisfying our capital requirements. As a result of the Spin-Off, we are no longer able to rely on the earnings, assets or cash flow of Honeywell, and Honeywell will not provide funds to finance our capital requirements. We are also responsible for obtaining and maintaining sufficient working capital and other funds to satisfy our cash requirements independent of Honeywell, and debt or equity financing may not be available to us on terms we find acceptable, if at all. Incurring additional debt may significantly increase our interest expense and financial leverage, and our level of indebtedness could restrict our ability to fund future development and acquisition activities. Also, regardless of the terms of our debt or equity financing, our agreements and obligations under the Tax Matters Agreement that address compliance with Section 355 of the Internal Revenue Code of 1986, as amended (the “Code”) may limit our ability to issue stock. We may need additional capital resources in the future in order to meet our projected operating needs, capital expenditures and other cash requirements, and if we are unable to obtain sufficient resources for our operating needs, capital expenditures and other cash requirements for any reason, our business, financial condition and results of operations could be adversely affected. See “Risks Relating to the Spin-Off — We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate effectively as an independent, publicly traded company, and we may experience increased costs due to our separation from Honeywell.”

We are subject to risks associated with the Indemnification and Reimbursement Agreement, pursuant to which we are required to make substantial cash payments to Honeywell, measured in substantial part by reference to estimates by Honeywell of certain of its liabilities.

In connection with the Spin-Off, we entered into an Indemnification and Reimbursement Agreement, pursuant to which we have an obligation to make cash payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to Honeywell’s legacy Bendix friction materials (“Bendix”) business in the United States as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of our business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities.

The amount payable by the Company in respect of such liabilities arising in any given year will be payable in Euros, subject to a cap (denominated in Euros) equal to $175 million, calculated by reference to the Distribution Date Currency Exchange Rate. The cap is exclusive of any late payment fees up to 5% per annum.

For example, if in any given year, Honeywell’s annual liabilities including associated legal costs that are within the scope of the Indemnification and Reimbursement Agreement totaled $200 million, and if Honeywell’s associated insurance receipts and other specified recoveries totaled $20 million (resulting in a net amount of $180 million), then our payment obligation in respect of that year would be based upon 90% of the net amount ($162 million), payable in Euros, calculated by reference to the Distribution Date Currency Exchange Rate (1.16977 USD = 1 EUR) (totaling approximately €138.5 million). However, if in any given year, such liabilities including associated legal costs totaled $250 million, and the associated insurance receipts and other specified recoveries totaled $30 million, then our payment obligation in respect of that year would be capped at approximately €149.6 million (which equals $175 million divided by the Distribution Date Currency Exchange Rate of 1.16977 USD = 1 EUR) even though 90% of the net amount is higher at $198 million (€169.3 million calculated by reference to the Distribution Date Currency Exchange Rate of 1.16977 USD = 1 EUR).

The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.

Following the Spin-Off in 2018, the Company paid Honeywell $41 million in connection with the Indemnification and Reimbursement Agreement. Prior to the Spin-Off, Honeywell’s asbestos-related Bendix liability payments for the years 2017 and 2016 including any legal fees, were $223 million and $201 million, respectively, and Honeywell’s associated insurance receipts for 2017 and 2016 were $20 million and $37 million, respectively.

In the event that Honeywell enters into a global settlement of all or substantially all of the asbestos-related Bendix claims in the United States, the Indemnification and Reimbursement Agreement provides that we are obligated to pay 90% of the amount paid or payable by Honeywell in connection with such global settlement payment, less 90% of insurance receipts relating to such liabilities, and in such event, we are required to pay an amount equal to the Distribution Date Currency Exchange Rate equivalent of $175 million per year until the amount payable by us in respect of such global settlement payment is less than an amount equal to the Distribution Date Currency Exchange Rate equivalent of $175 million. During that time, the annual payment by us to Honeywell of an amount equal to the Distribution Date Currency Exchange Rate equivalent of $175 million will be first allocated towards asbestos-related liabilities arising outside of the scope of the global settlement and environmental-related liabilities and then towards the global settlement payment. Payment amounts will be deferred to the extent that the payment thereof would cause a specified event of default under certain indebtedness, including our principal credit agreement or cause us to not be compliant with certain financial covenants in certain indebtedness, including our principal credit agreement on a pro forma basis, including the maximum total leverage ratio (ratio of debt to consolidated EBITDA as defined by the credit agreement, which excludes any amounts owed to Honeywell under the Indemnification and Reimbursement Agreement), and the minimum interest coverage ratio. In each calendar quarter, our ability to pay dividends and repurchase capital stock in such calendar quarter will be restricted until any amounts payable under the Indemnification and Reimbursement Agreement in such quarter (including any deferred payment amounts) are paid to Honeywell and we will be required to use available restricted payment capacity under our debt agreements to make payments in respect of any such deferred amounts. Payment of deferred amounts and certain other amounts (which are not expected to be material) could cause the amount we are required to pay under the Indemnification and Reimbursement Agreement in any given year to exceed an amount equal to the Distribution Date Currency Exchange Rate equivalent of $175 million per year (exclusive of any late payment fees up to 5% per annum). All amounts payable under the Indemnification and Reimbursement Agreement will be guaranteed by certain of our subsidiaries that act as guarantors under our principal credit agreement, subject to certain exceptions. Under the Indemnification and Reimbursement Agreement, we are also subject to certain of the affirmative and negative covenants to which we are subject under our principal credit agreement. Further, pursuant to the Indemnification and Reimbursement Agreement, our ability to (i) amend or replace our principal credit agreement, (ii) enter into another credit agreement and make amendments or waivers thereto, or (iii) enter into or amend or waive any provisions under other agreements, in each case, in a manner that would adversely affect the rights of Honeywell under the Indemnification and Reimbursement Agreement, will be subject to Honeywell’s prior written consent. This consent right will significantly limit our ability to engage in many types of significant transactions on favorable terms (or at all), including, but not limited to, equity and debt financings, liability management transactions, refinancing transactions, mergers, acquisitions, joint ventures and other strategic transactions.

This agreement may have material adverse effects on our liquidity and cash flows and on our results of operations, regardless of whether we experience a decline in net sales. The agreement may also require us to accrue significant long-term liabilities on our consolidated and combined balance sheet, the amounts of which will be dependent on factors outside of our control, including Honeywell’s responsibility to manage and determine the outcomes of claims underlying the liabilities. As of December 31, 2018, we have accrued $1,244 million of liability in connection with Bendix-related asbestos as well as environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, representing the estimated liability for pending claims as well as future claims expected to be asserted. The liabilities related to the Indemnification and Reimbursement Agreement may have a significant negative impact on the calculation of key financial ratios and other metrics that are important to investors, rating agencies and securities analysts in evaluating our creditworthiness and the value of our securities. Accordingly, our access to capital to fund our operations may be materially adversely affected and the value of your investment in our company may decline. Moreover, the payments that we are required to make to Honeywell pursuant to the terms of that agreement will not be deductible for U.S. federal income tax purposes.

Although we have access to certain information regarding these liabilities as we may reasonably request for certain purposes, as well as the ability to participate in periodic standing meetings with Honeywell’s special counsel responsible for management of the underlying claims, the payment obligations under this agreement relate to legal proceedings that we will not control, and we accordingly do not expect to be able to make definitive decisions regarding settlements or other outcomes that could influence our potential related exposure.

The Indemnification and Reimbursement Agreement also includes other obligations that may impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests.

Raw material price fluctuations, the ability of key suppliers to meet quality and delivery requirements, or catastrophic events can increase the cost of our products and services, impact our ability to meet commitments to customers and cause us to incur significant liabilities.

The cost and availability of raw materials (including, but not limited to, grey iron, aluminum, stainless steel and a nickel, iron and chromium-based alloy) is a key element in the cost of our products. Our inability to offset material price inflation through increased prices to customers, formula or long-term fixed price contracts with suppliers, productivity actions or through commodity hedges could adversely affect our results of operations.

We obtain components and other products and services from numerous suppliers and other vendors throughout the world. Many major components and product equipment items are procured or subcontracted on a single- or sole-source basis. Although we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. Short- or long-term capacity constraints or financial distress at any point in our supply chain could disrupt our operations and adversely affect our financial performance, particularly when the affected suppliers and vendors are the sole sources of products that we require or that have unique capabilities, or when our customers have directed us to use those specific suppliers and vendors. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial contracts, and could result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.

Failure to increase productivity through sustainable operational improvements, as well as an inability to successfully execute repositioning projects or to effectively manage our workforce, may reduce our profitability or adversely impact our business.

Our profitability and margin growth are dependent upon our ability to drive sustainable improvements. In addition, we seek productivity and cost savings benefits through repositioning actions and projects, such as consolidation of manufacturing facilities, transitions to cost-competitive regions, workforce reductions, asset impairments, product line rationalizations and other cost-saving initiatives. Risks associated with these actions include delays in execution of the planned initiatives, additional unexpected costs, realization of fewer than estimated productivity improvements and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed and these actions may potentially disrupt our operations. In addition, organizational changes, attrition, labor relations difficulties, or workforce stoppage could have a material adverse effect on our business, reputation, financial position and results of operations.

Our operations and the prior operations of predecessor companies expose us to the risk of material environmental liabilities.

We are subject to potentially material liabilities related to the investigation and cleanup of environmental hazards and to claims of personal injuries or property damages that may arise from hazardous substance releases and exposures. We are also subject to potentially material liabilities related to the compliance of our operations with the requirements of various federal, state, local and foreign governments that regulate the discharge of materials into the environment and the generation, handling, storage, treatment and disposal of and exposure to hazardous substances. If we are found to be in violation of these laws and regulations, we may be subject to substantial fines and criminal sanctions, and be required to install costly equipment or make operational changes to achieve compliance with such laws and regulations. In addition, changes in laws, regulations or government enforcement of policies concerning the environment, the discovery of previously unknown contamination or new information related to individual contaminated sites, the establishment of stricter state or federal toxicity standards with respect to certain contaminants, or the imposition of new clean-up requirements or remedial techniques, could require us to incur additional currently unanticipated costs in the future that would have a negative effect on our financial condition or results of operations.

We cannot predict with certainty the outcome of litigation matters, government proceedings and other contingencies and uncertainties.

In the ordinary course of business, we may make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third-party obligations. We are subject to a number of lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of our current and historical business, including matters relating to commercial transactions, product liability (including legacy asbestos claims involving the friction materials legacy business), prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, antitrust, import and export, and environmental, health and safety matters. Our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows and financial condition. If we were required to make payments, such payments could be significant and could exceed the amounts we have accrued with respect thereto, adversely affecting our business, financial condition and results of operations. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. The incurrence of significant liabilities for which there is no or insufficient insurance coverage could adversely affect our results of operations, cash flows, liquidity and financial condition.

We depend on the recruitment and retention of qualified personnel, and our failure to attract and retain such personnel could adversely affect our business, financial condition and results of operations.

Due to the complex nature of our business, our future performance is highly dependent upon the continued services of our key engineering personnel, scientists and executive officers, the development of additional management personnel and the hiring of new qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for qualified personnel in our industry is intense, and we may not be successful in attracting or retaining qualified personnel. The loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel, could negatively affect our business, financial condition and results of operations.

System or service failures, including as a result of cyber or other security incidents, could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Pursuant to our Transition Services Agreement with Honeywell, we continue to rely on Honeywell’s information technology and engineering systems. In addition, we deploy and maintain our own IT and engineering systems. Our and Honeywell’s systems involve sensitive information and may be conducted in hazardous environments. As a result, we are subject to systems or service failures, not only resulting from our own or Honeywell’s failures or the failures of third-party service providers, natural disasters, power shortages or terrorist attacks, but also from exposure to cyber or other security threats. Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, Honeywell, our or Honeywell’s products, our or Honeywell’s customers and/or our or Honeywell’s third-party service providers, including cloud providers. There has been an increase in the frequency and sophistication of cyber and other security threats we face, and our customers are increasingly requiring cyber and other security protections and mandating cyber and other security standards in our products.

Cyber and other security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Moreover, employee error or malfeasance, faulty password management or other intentional or inadvertent non-compliance with our security protocols may result in a breach of our information systems. Cyber and other security incidents aimed at the software embedded in our products could lead to third-party claims that our product failures have caused a similar range of damages to our customers, and this risk is enhanced by the increasingly connected nature of our products.

The potential consequences of a material cyber or other security incident include financial loss, reputational damage, litigation with third parties, theft of intellectual property, fines levied by the United States Federal Trade Commission, diminution in the value of our investment in research, development and engineering, and increased cyber and other security protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations. In addition to any costs resulting from contract performance or required corrective action, these incidents could generate increased costs or loss of revenue if our customers choose to postpone or cancel previously scheduled orders or decide not to renew any of our existing contracts.

The costs related to cyber or other security incidents may not be fully insured or indemnified by other means. The successful assertion of a large claim against us with respect to a cyber or other security incident could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management and harm our customer relationships, as well as our reputation.

Our U.S. and non-U.S. tax liabilities are dependent, in part, upon the distribution of income among various jurisdictions in which we operate.

Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures and various other governmental enforcement initiatives. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of our future earnings which could impact the valuation of our deferred tax assets. Changes in tax laws or regulations, including multi-jurisdictional changes enacted in response to the guidelines provided by the Organization for Economic Co-operation and Development to address base erosion and profit shifting, will increase tax uncertainty and may adversely impact our provision for income taxes.

U.S. federal income tax reform could adversely affect us.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act instituted fundamental changes to the taxation of multinational corporations. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax was imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates. Although the Tax Act was generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017.

In addition, pursuant to the terms of the Tax Matters Agreement, we are required to make payments to a subsidiary of Honeywell in an amount payable in Euros (calculated by reference to the Distribution Date Currency Exchange Rate) representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. Following the Spin-Off, Honeywell has determined the portion of its net tax liability attributable to us is $240 million. The amount will be payable in installments over 8 years and may be adjusted at Honeywell’s discretion in the event of an audit adjustment or otherwise. In connection with the Tax Matters Agreement, we paid Honeywell the Euro-equivalent of $19 million during the fourth quarter of 2018. Furthermore, Honeywell will control any subsequent tax audits or legal proceedings with respect to the mandatory transition tax, and accordingly we do not expect to be able to make definitive decisions regarding settlements or other outcomes that could influence our potential related exposure.

Because we have officers and directors who live outside of the United States, you may have no effective recourse against them for misconduct and may not be able to receive compensation for damages to the value of your investment caused by wrongful actions by our directors and officers.

We have officers and directors who live outside of the United States. As a result, it may be difficult for investors to enforce within the U.S. any judgments obtained against those officers and directors, or obtain judgments against them outside of the U.S. that are based on the civil liability provisions of the federal or state securities laws of the U.S. Investors may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by our directors and officers.

Our emerging opportunities in technology, products and services depend in part on intellectual property and technology licensed from third parties.

A number of our emerging opportunities in technology, products and services rely on key technologies developed or licensed from third parties. While none of our current product offerings are covered by third-party licenses, many of our emerging technology offerings that we are developing use software components or other intellectual property licensed from third parties, including both through proprietary and open source licenses. Should such emerging products become a significant part of our product offerings, our reliance on third-party licenses may present various risks to our business. These third-party software components may become obsolete, defective or incompatible with future versions of our emerging technology offerings, our relationship with these third parties may deteriorate, or our agreements with these third parties may expire or be terminated. We may face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. In order to remain in compliance with the terms of our licenses, we must carefully monitor and manage our use of third-party components, including both proprietary and open source license terms that may require the licensing or public disclosure of our intellectual property without compensation or on undesirable terms. Additionally, some of these licenses may not be available for use in the future on terms that may be acceptable or that allow our emerging product offerings to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material effect on our emerging technology offerings. Moreover, it is possible that as a consequence of a future merger or acquisition we may be involved in, third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to such transaction. Because the availability and cost from third parties depends upon the willingness of third parties to deal with us on the terms we request, there is a risk that third parties who license our competitors will either refuse to license us at all, or refuse to license us on terms equally favorable to those granted to our competitors. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to obtain these rights.

Risks Relating to the Spin-Off and our Separation from Honeywell

If the Spin-Off were determined not to qualify as tax-free for U.S. federal income tax purposes, we could have an indemnification obligation to Honeywell, which could adversely affect our business, financial condition and results of operations.

If, as a result of any of our representations being untrue or our covenants being breached, the Spin-Off were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Code, we could be required to indemnify Honeywell for the resulting taxes and related expenses. Further, if any pre-spin restructuring activities that were initiated by Honeywell were determined to be taxable and benefit the Company, we could be required to indemnify Honeywell. Those amounts could be material. Any such indemnification obligation could adversely affect our business, financial condition and results of operations.

In addition, if we or our stockholders were to engage in transactions that resulted in a 50% or greater change by vote or value in the ownership of our stock during the four-year period beginning on the date that begins two years before the date of the Distribution, the Spin-Off would generally be taxable to Honeywell, but not to stockholders, under Section 355(e), unless it were established that such transactions and the Spin-Off were not part of a plan or series of related transactions. If the Spin-Off were taxable to Honeywell due to such a 50% or greater change in ownership of our stock, Honeywell would recognize gain equal to the excess of the fair market value on the Distribution Date of our common stock distributed to Honeywell stockholders over Honeywell’s tax basis in our common stock, and we generally would be required to indemnify Honeywell for the tax on such gain and related expenses. Those amounts would be material. Any such indemnification obligation could adversely affect our business, financial condition and results of operations.

We have agreed to numerous restrictions to preserve the non-recognition treatment of the Spin-Off, which may reduce our strategic and operating flexibility.

We have agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with Section 355 of the Code and are intended to preserve the tax-free nature of the Spin-Off. These covenants include certain restrictions on our activity for a period of two years following the Spin-Off, unless Honeywell gives its consent for us to take a restricted action, which Honeywell is permitted to grant or withhold at its sole discretion. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that our stockholders may consider favorable.

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.

We believe that, as an independent, publicly traded company, we will be able to, among other things, design and implement corporate strategies and policies that are better targeted to our business’s areas of strength and differentiation, better focus our financial and operational resources on those specific strategies, create effective incentives for our management and employees that are more closely tied to our business performance, provide investors more flexibility and enable us to achieve alignment with a more natural stockholder base and implement and maintain a capital structure designed to meet our specific needs. We may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all, for a variety of reasons, including: (i) operating as a stand-alone public company following the Spin-Off will require significant amounts of our management’s time and effort, which may divert management’s attention from operating and growing our business; (ii) we may be more susceptible to market fluctuations and other adverse events than if we were still a part of Honeywell; and (iii) our businesses will be less diversified than Honeywell’s businesses prior to the separation. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition and results of operations could be adversely affected.

We may be unable to make, on a timely or cost-effective basis, the changes necessary to operate effectively as an independent, publicly traded company, and we may experience increased costs due to our separation from Honeywell.

We have historically operated as part of Honeywell’s corporate organization, and Honeywell has provided us with various corporate functions. Due to the separation, Honeywell no longer has an obligation to provide us with assistance other than certain transition and other services. The agreements providing for these services do not include every service that we have received from Honeywell in the past, and Honeywell is only obligated to provide the transition services for limited periods following completion of the Spin-Off. The agreements were entered into on arms-length terms similar to those that would be agreed with an unaffiliated third party such as a buyer in a sale transaction, but because we did not have an independent board of directors or a management team independent of Honeywell representing our interests while the agreements were being negotiated, it is possible that we might have been able to achieve more favorable terms if the circumstances differed. We will rely on Honeywell to satisfy its performance and payment obligations under our transition services agreement and other agreements related to the Spin-Off, and if Honeywell does not satisfy such obligations, we could incur operational difficulties or losses.

Following the cessation of these agreements, we will need to provide internally or obtain from unaffiliated third parties the services we will no longer receive from Honeywell. These services include legal, accounting, information technology, software development, human resources and other infrastructure support, the effective and appropriate performance of which are critical to our operations. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as those we receive from Honeywell. Because our business historically operated as part of the wider Honeywell organization, we may be unable to successfully establish the infrastructure or implement the changes necessary to operate independently, or may incur additional costs that could adversely affect our business. In particular, our ability to position and market ourselves as a provider of connected vehicle software could be adversely affected by our loss of access to Honeywell’s development platforms. If we fail to obtain the quality of services necessary to operate effectively or incur greater costs in obtaining these services, our business, financial condition and results of operations may be adversely affected.

As we build our information technology infrastructure and transition our data to our own systems, we could incur substantial additional costs and experience temporary business interruptions, and our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject.

We are in the process of installing and implementing information technology infrastructure to support certain of our business functions, including accounting and reporting, manufacturing process control, customer service, inventory control and distribution. We may incur substantially higher costs than currently anticipated as we transition from the existing transactional and operational systems and data centers we currently use as part of Honeywell. If we are unable to transition effectively, we may incur temporary interruptions in business operations. Any delay in implementing, or operational interruptions suffered while implementing, our new information technology infrastructure could disrupt our business and have a material adverse effect on our results of operations.

In addition, if we are unable to replicate or transition certain systems, our ability to comply with regulatory requirements could be impaired. As a result of the Spin-Off, we are directly subject to reporting and other obligations under the Exchange Act. Beginning with our second required Annual Report on Form 10-K, we intend to comply with Section 404 of the Sarbanes Oxley Act of 2002, as amended (the “Sarbanes Oxley Act”), which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations may place significant demands on management, administrative and operational resources, including accounting systems and resources.

The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes Oxley Act, we are required to maintain effective disclosure controls and procedures and internal control over financial reporting. To comply with these requirements, we may need to upgrade our systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. We expect to incur additional annual expenses for the purpose of addressing these, and other public company reporting, requirements. If we are unable to upgrade our financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, financial condition, results of operations and cash flow. See “—Risks Relating to Our Common Stock and the Securities Market—If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.”

We have a limited operating history as an independent, publicly traded company, and our historical consolidated and combined financial information prior to the Spin-Off is not necessarily representative of the results we would have achieved as an independent, publicly traded company and may not be a reliable indicator of our future results.

We derived much of the financial information included in this Annual Report on Form 10-K from Honeywell’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent, publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

•

Prior to the Spin-Off, we operated as part of Honeywell’s broader corporate organization, and Honeywell performed various corporate functions for us. Our historical consolidated and combined financial information prior to the Spin-Off reflects allocations of corporate expenses from Honeywell for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent publicly traded company.

•

We have entered into transactions with Honeywell that did not exist prior to the Spin-Off, such as Honeywell’s provision of transition and other services, and undertaken indemnification obligations, which will cause us to incur new costs.

•

Our historical consolidated and combined financial information prior to the Spin-Off does not reflect changes that we expect to experience in the future as a result of our separation from Honeywell, including changes in the financing, cash management, operations, cost structure and personnel needs of our business. As part of Honeywell, we enjoyed certain benefits from Honeywell’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments, and we have lost these benefits due to the Spin-Off. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets, on terms as favorable to us as those we obtained as part of Honeywell prior to the Spin-Off, and our results of operations may be adversely affected. In addition, our historical consolidated and combined financial data prior to the Spin-Off do not include an allocation of interest expense comparable to the interest expense we incurred as a result of the Spin-Off and related reorganization transactions, including interest expense in connection with our incurrence of indebtedness.

Due to our separation from Honeywell, we also face additional costs and demands on management’s time associated with being an independent, publicly traded company, including costs and demands related to corporate governance, investor and public relations and public reporting. While we have been profitable as part of Honeywell, we cannot assure you that our profits will continue at a similar level now that we are an independent, publicly traded company.

Our indebtedness could adversely affect our business, financial condition and results of operations.

In connection with the Spin-Off, we incurred substantial indebtedness in an aggregate principal amount of approximately $1,660 million, of which $1,628 million of the net proceeds were transferred to Honeywell substantially concurrently with the consummation of the Spin-Off.

We historically relied upon Honeywell to fund our working capital requirements and other cash requirements. We are now responsible for servicing our own debt and obtaining and maintaining sufficient working capital and other funds to satisfy our cash requirements. Due to our separation from Honeywell, our access to and cost of debt financing will be different from the historical access to and cost of debt financing under Honeywell. Differences in access to and cost of debt financing may result in differences in the interest rate charged to us on financings, as well as the amount of indebtedness, types of financing structures and debt markets that may be available to us.

Our ability to make payments on and to refinance our indebtedness, including the debt incurred in connection with the Spin-Off, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

The terms of the indebtedness we incurred in connection with the Spin-Off restricts our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.

The terms of the indebtedness we incurred in connection with the Spin-Off include a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests. These may restrict our and our subsidiaries’ ability to take some or all of the following actions:

•	incur or guarantee additional indebtedness or sell disqualified or preferred stock;

•	pay dividends on, make distributions in respect of, repurchase or redeem capital stock;

•	make investments or acquisitions;
•	sell, transfer or otherwise dispose of certain assets;
•	create liens;
•	enter into sale/leaseback transactions;
•	enter into agreements restricting the ability to pay dividends or make other intercompany transfers;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our or our subsidiaries’ assets;
•	enter into transactions with affiliates;
•	prepay, repurchase or redeem certain kinds of indebtedness;
•	issue or sell stock of our subsidiaries; and/or
•	significantly change the nature of our business.

Furthermore, the lenders of this indebtedness have required that we pledge our assets as security for our repayment obligations and that we abide by certain financial or operational covenants. Our ability to comply with such covenants and restrictions may be affected by events beyond our control, including prevailing economic, financial and industry conditions. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. A breach of any of these covenants, if applicable, could result in an event of default under the terms of this indebtedness. If an event of default occurred, the lenders would have the right to accelerate the repayment of such debt, and the event of default or acceleration could result in the acceleration of the repayment of any other debt to which a cross-default or cross-acceleration provision applies. We might not have, or be able to obtain, sufficient funds to make these accelerated payments, and lenders could then proceed against any collateral. Any subsequent replacement of the agreements governing such indebtedness or any new indebtedness could have similar or greater restrictions. The occurrence and ramifications of an event of default could adversely affect our business, financial condition and results of operations. Moreover, as a result of all of these restrictions, we may be limited in how we conduct our business and pursue our strategy, unable to raise additional debt financing to operate during general economic or business downturns or unable to compete effectively or to take advantage of new business opportunities.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations.

The London Inter-bank Offered Rate (“LIBOR”) and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our debt obligations under the term loan B facility of our principal credit agreement may be adversely affected.

Our customers, prospective customers, suppliers or other companies with whom we conduct business may need assurances that our financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them.

Some of our customers, prospective customers, suppliers or other companies with whom we conduct business may need assurances that our financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them. Any failure of parties to be satisfied with our financial stability could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may have potential business conflicts of interest with Honeywell with respect to our past and ongoing relationships.

Conflicts of interest may arise between Honeywell and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from Honeywell;

•	intellectual property matters;

•	employee recruiting and retention; and
•	business combinations involving our company.

We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with a party with whom we were not previously affiliated.

Certain of our directors and employees may have actual or potential conflicts of interest because of their financial interests in Honeywell.

Because of their current or former positions with Honeywell, certain of our executive officers and directors own equity interests in Honeywell. Continuing ownership of Honeywell shares could create, or appear to create, potential conflicts of interest if we and Honeywell face decisions that could have implications for both us and Honeywell.

The allocation of intellectual property rights between Honeywell and us as part of the Spin-Off, and our shared use of certain intellectual property rights, could adversely impact our reputation, our ability to enforce certain intellectual property rights that are important to us and our competitive position.

In connection with the Spin-Off, we entered into agreements with Honeywell governing the allocation of intellectual property rights related to our business. These agreements could adversely affect our position and options relating to intellectual property enforcement, licensing negotiations and monetization. We also may not have sufficient rights to grant sublicenses of intellectual property used in our business. These circumstances could adversely affect our ability to protect our competitive position in the industry.

Risks Relating to our Common Stock and the Securities Market

An active trading market for our common stock may not be sustained, and our stock price may fluctuate significantly.

Our stock has only been trading since the Spin-Off, and an active trading market for our common stock may not be sustained in the future. The lack of an active market may make it more difficult for stockholders to sell our shares and could lead to our share price being depressed or volatile.

We cannot predict the prices at which our common stock may trade or whether the combined market value of a share of our common stock and a share of Honeywell’s common stock will be less than, equal to or greater than the market value of a share of Honeywell common stock prior to the Spin-Off. The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our results of operations due to factors related to our business;

•	success or failure of our business strategies;
•	competition and industry capacity;
•	changes in interest rates and other factors that affect earnings and cash flow;
•	our level of indebtedness, our ability to make payments on or service our indebtedness and our ability to obtain financing as needed;
•	our ability to retain and recruit qualified personnel;
•	our quarterly or annual earnings, or those of other companies in our industry;
•	announcements by us or our competitors of significant acquisitions or dispositions;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	the failure of securities analysts to cover, or positively cover, our common stock after the Spin-Off;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	the operating and stock price performance of other comparable companies;
•	investor perception of our company and our industry;
•	overall market fluctuations unrelated to our operating performance;
•	results from any material litigation or government investigation;
•	changes in laws and regulations (including tax laws and regulations) affecting our business;
•	changes in capital gains taxes and taxes on dividends affecting stockholders; and
•	general economic conditions and other external factors.

Low trading volume for our stock, which may occur if an active trading market is not sustained, among other reasons, would amplify the effect of the above factors on our stock price volatility.

Should the market price of our stock drop significantly, stockholders may institute securities class action lawsuits against us. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

There is a material weakness in internal control over financial reporting related to the supporting evidence for our liability to Honeywell under the Indemnification and Reimbursement Agreement.

In accordance with the terms of the Indemnification and Reimbursement Agreement, our Consolidated and Combined Balance Sheets reflect a liability of $1,244 million in Obligations payable to Honeywell as of December 31, 2018 (the “Indemnification Liability”). The amount of the Indemnification Liability is based on information provided to us by Honeywell with respect to Honeywell’s assessment of its own asbestos-related liability payments and accounts payable as of such date and is calculated in accordance with the terms of the Indemnification and Reimbursement Agreement. Honeywell estimates its future liability for asbestos-related claims based on a number of factors.

In the course of preparing this Annual Report on Form 10-K and our Consolidated and Combined Financial Statements for the year ended December 31, 2018, our management determined that there is a material weakness in our internal control over financial reporting relating to the supporting evidence for our liability to Honeywell under the Indemnification and Reimbursement Agreement. Specifically, we were unable to independently verify the accuracy of the certain information Honeywell provided to us that we used to calculate the amount of our Indemnification Liability, including information provided in Honeywell's actuary report and the amounts of settlement values and insurance receivables. For example, Honeywell did not provide us with sufficient information to make an independent assessment of the probable outcome of the underlying asbestos proceedings and whether certain insurance receivables are recoverable.

It is possible that, in future periods, new information may become available relating to the amount of Honeywell’s underlying asbestos-related liability payments and accounts payable as of December 31, 2018 that could cause the amount of the Indemnification Liability reported on our Consolidated and Combined Balance Sheets in this Annual Report on Form 10-K to change, possibly materially, which could lead to a restatement of our Consolidated and Combined Financial Statements.

If we are unable to remediate this material weakness or if we or our independent registered public accounting firm identify future deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, or in the event of any restatement of our Consolidated and Combined Financial Statements, the market price of shares of common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which could have a material adverse effect on our results of operations and financial condition.

We plan to evaluate whether to pay cash dividends on our common stock in the future, and the terms of our indebtedness will limit our ability to pay dividends on our common stock.

We plan to evaluate whether to pay cash dividends to our stockholders. The timing, declaration, amount and payment of future dividends to stockholders, if any, will fall within the discretion of our board of directors. The Board’s decisions regarding the payment of dividends will depend on consideration of many factors, such as our financial condition, earnings, sufficiency of distributable reserves, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, obligations under the Indemnification and Reimbursement Agreement, legal requirements, regulatory constraints and other factors that the Board deems relevant. Additionally, the terms of the indebtedness we intend to incur in connection with the Spin-Off and obligations under the Indemnification and Reimbursement Agreement each will limit our ability to pay cash dividends. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence paying dividends.

Your percentage ownership in us may be diluted in the future.

Your percentage ownership in us may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including equity awards that we will be granting to our directors, officers and other employees. We expect that shares of our common stock will be issuable upon the future vesting of certain Honeywell equity awards held by our employees that converted into Garrett equity awards in connection with the Spin-Off. Our Board has adopted and Honeywell, as our sole shareholder, approved, the 2018 Stock Incentive Plan of Garrett and its Affiliates (the “Equity Plan”) for the benefit of certain of our current and future employees and other service providers. Our non-employee directors will be eligible to participate in the 2018 Stock Incentive Plan for Non-Employee Directors. Awards made under such plans will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

In addition, our Amended and Restated Certificate of Incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors may generally determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of the members of our board of directors in all events or upon the happening of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences that we could assign to holders of preferred stock could affect the residual value of our common stock.

From time-to-time, we may opportunistically evaluate and pursue acquisition opportunities, including acquisitions for which the consideration thereof may consist partially or entirely of newly-issued shares of our common stock and, therefore, such transactions, if consummated, would dilute the voting power and/or reduce the value of our common stock.

Certain provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and Delaware law may discourage takeovers.

Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-Laws and Delaware law may discourage, delay or prevent a merger or acquisition. These include, among others, provisions that:

•	provide for staggered terms for directors on our Board for a period following the Spin-Off;

•

do not permit our stockholders to act by written consent and require that stockholder action must take place at an annual or special meeting of our stockholders, in each case except as such rights may otherwise be provided to holders of preferred stock;

•	establish advance notice requirements for stockholder nominations and proposals;
•	limit the persons who may call special meetings of stockholders; and
•	limit our ability to enter into business combination transactions.

These and other provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-Laws and Delaware law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of Garrett, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price.

Our Amended and Restated Certificate of Incorporation designates the courts of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our Amended and Restated Certificate of Incorporation provides, in all cases to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of Garrett, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or stockholders to us or our stockholders, any action asserting a claim arising pursuant to the Delaware General Corporate Law (“DGCL”) or as to which the DGCL confers jurisdiction on the Court of Chancery located in the State of Delaware or any action asserting a claim governed by the internal affairs doctrine or any other action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. However, if the Court of Chancery within the State of Delaware does not have jurisdiction, the action may be brought in any other state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and to have consented to these provisions. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Amended and Restated Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

Beginning with our second required annual report on form 10-K, we will need to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. If we are not able to comply with the requirements of Section 404 in a timely manner, the market price of shares of common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully comply with Section 404 requires us to be able to prepare timely and accurate financial statements. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer, and we may be unable to conclude that our internal control over financial reporting is effective, and our independent registered public accounting firm may provide an adverse opinion on our internal control over financial reporting. Even if we were to conclude, and our auditors were to concur, that our internal control over financial reporting provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting might not prevent or detect fraud or misstatements. This, in turn, could have an adverse impact on trading prices for our shares of common stock, and could adversely affect our ability to access the capital markets. See “—Risks Relating to the Spin-Off—As we build our information technology infrastructure and transition our data to our own systems, we could incur substantial additional costs and experience temporary business interruptions, and our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject.”

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have created a geographic footprint that emphasizes locating R&D, engineering and manufacturing capabilities in close physical proximity to our customers, thereby enabling us to adopt technologies and products for the specific vehicle types sold in each geographic market. Over the past several years, we have invested heavily to be close to our Chinese, Indian and other high-growth region OEM customers to be able to offer world-leading technologies, localized engineering support and unparalleled manufacturing productivity.

As of December 31, 2018, we owned or leased 13 manufacturing sites, five R&D centers and 13 close-to- customer engineering sites. We also have many smaller sales offices, warehouses, cybersecurity and IVHM sites and other investments strategically located throughout the world. The following table shows the regional distribution of our manufacturing sites, R&D centers and customer engineering sites:

		Europe,
		Middle East &	South Asia &
	North America	Africa	Asia Pacific	South America	Total
Manufacturing Sites	2	5	5	1	13
R&D Centers	1	2	2	0	5
Close-to-Customer Engineering Sites	3	6	3	1	13

We frequently review our real estate portfolio and develop footprint strategies to support our customers’ global plans, while at the same time supporting our technical needs and optimizing operating cost base. We believe our evolving portfolio will meet current and anticipated future needs.

Item 3. Legal Proceedings

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

Additionally, in connection with our entry into the Indemnification and Reimbursement Agreement, we are required to make payments to Honeywell for a certain amount of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities.

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On October 1, 2018, we became an independent publicly-traded company through a pro rata distribution by Honeywell of 100% of the outstanding shares of us to Honeywell's stockholders (the “Spin-Off”). Each Honeywell stockholder of record received one share of our common stock for every 10 shares of Honeywell common stock held on the record date. Approximately 74 million shares of our common stock were distributed on October 1, 2018 to Honeywell stockholders. In connection with the separation, our common stock began trading "regular-way" under the ticker symbol "GTX" on the New York Stock Exchange on October 1, 2018.

Holders of Record

As of February 26, 2019, there were 39,319 stockholders of record of our common stock.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, and therefore we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. The timing, declaration, amount and payment of future dividends to stockholders, if any, will fall within the discretion of our Board. Among the items we will consider when establishing a dividend policy will be the capital needs of our business and opportunities to retain future earnings for use in the operation of our business and to fund future growth. Additionally, the terms of our Senior Credit Facilities and obligations under the Indemnification and Reimbursement Agreement each will limit our ability to pay cash dividends. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence the payment of dividends.

Stock Performance Graph

The following graph and table illustrate the total return from October 1, 2018 through December 31, 2018, for (i) our common stock, (ii) the Standard and Poor’s (“S&P”) 600 Index, and (iii) the average stock performance of a group consisting of our peer companies (“Peer Group”), consisting for the three months ended December 31, 2018 of BorgWarner Inc., Allison Transmission Holdings, Inc., and Delphi Technologies Plc. The Peer Group is used routinely by management for benchmarking purposes. The graph and the table assume that $100 was invested on October 1, 2018 in each of our common stock, the S&P 600 Index, and the common stock of our Peer Group, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our common stock and may not be indicative of our future performance.

Indexed Price Performance

Global Markets Intelligence Group

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

There were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended December 31, 2018.

Item 6. Selected Financial Data

Selected Historical Consolidated and Combined Financial Data

The following tables present certain selected historical consolidated and combined financial information as of and for each of the years in the five-year period ended December 31, 2018. Prior to the Spin-Off on October 1, 2018, our historical financial statements were prepared on a stand-alone combined basis and were derived from the consolidated financial statements and accounting records of Honeywell. Accordingly, for periods prior to October 1, 2018, our financial statements are presented on a combined basis and for the periods subsequent to October 1, 2018 are presented on a consolidated basis (collectively, the historical financial statements for all periods presented are referred to as “Consolidated and Combined Financial Statements”). The selected historical consolidated and combined financial data as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016 are derived from the historical audited Consolidated and Combined Financial Statements as included in this Form 10-K. The selected historical consolidated and combined financial data as of December 31, 2016 and for the year ended December 31, 2015 are derived from historical audited combined financial statements not included in this Annual Report on Form 10-K. The selected historical consolidated and combined financial data as of December 31, 2015 and 2014 and for the year ended December 31, 2014 are derived from our unaudited combined financial information.

The selected historical consolidated and combined financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical Consolidated and Combined Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K. For each of the periods presented prior to the Spin-Off, our business was wholly owned by Honeywell. The financial information included for these periods may not necessarily reflect our financial position, results of operations and cash flows in the future or what our financial position, results of operations and cash flows would have been had we been an independent, publicly traded company during such periods. In addition, our historical consolidated and combined financial information does not reflect changes that we have experienced or expect to continue to experience in the future as a result of our separation from Honeywell, including changes in the financing, operations, cost structure and personnel needs of our business.

Further, the historical consolidated and combined financial information includes allocations of certain Honeywell corporate expenses, as described in Note 3 Related Party Transactions with Honeywell in our Consolidated and Combined Financial Statements. We believe the assumptions and methodologies underlying the allocation of these expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that we would have incurred if we had operated as an independent, publicly traded company or of the costs expected to be incurred in the future.

	Year Ended December 31,
	2018		2017		2016	2015		2014
	(Dollars in millions except per share amounts)
Selected Statement of Operations Information:
Net sales	$3,375		$3,096		$2,997	$2,908	(1)	$3,345
Net income (loss)	$1,180	(2)	$(983)	(3)	$199	$254		$235

Earnings per common share (4)
Basic:	$15.93		$(13.27)		$2.69	$3.43		$3.17
Diluted:	$15.86		$(13.27)		$2.69	$3.43		$3.17
Weighted average common shares (4)
Basic:	74,059,240		74,070,852		74,070,852	74,070,852		74,070,852
Diluted:	74,402,148		74,070,852		74,070,852	74,070,852		74,070,852

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in millions)
Selected Balance Sheet Information:
Total assets	$2,104	$2,997	$2,661	$2,444	$3,428
Long-term debt	$1,569	$—	$—	$116	$129
Total liabilities	$4,697	$5,192	$3,882	$3,803	$4,432
Total deficit	$(2,593)	$(2,195)	$(1,221)	$(1,359)	$(1,004)

(1)	The decline in Net sales from the year ended December 31, 2014 to the year ended December 31, 2015 is largely attributable to a decrease in the EUR/USD exchange rate from 1.31 to 1.11.
(2)	2018 Net income was impacted by an internal restructuring of Garrett’s business resulting in a tax benefit of $907 million.
(3)	2017 Net income was impacted by the Tax Act resulting in a tax expense of $1,335 million; see Note 7 Income Taxes of the Notes to Consolidated and Combined Financial Statements for further details.
(4)

On October 1, 2018, the date of consummation of the Spin-Off, 74,070,852 shares of the Company’s common stock were distributed to Honeywell stockholders of record as of September 18, 2018. Basic and Diluted EPS for all periods prior to the Spin-Off reflect the number of distributed shares, or 74,070,852 shares. These shares were treated as issued and outstanding from January 1, 2014 for purposes of calculating historical earnings per share.

Non-GAAP Measures

It is management’s intent to provide non-GAAP financial information to supplement the understanding of our business operation and performance, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the most directly comparable GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be comparable to other similarly titled measures used by other companies. Additionally the non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of the Company’s operating results as reported under GAAP.

EBITDA and Adjusted EBITDA(1)

	Year Ended December 31,
	2018	2017	2016
Net income (loss) — GAAP	$1,180	$(983)	$199
Net interest (income) expense	12	(6)	(9)
Tax (benefit) expense	(784)	1,349	51
Depreciation	72	64	59
EBITDA (Non-GAAP)	$480	$424	$300
Other operating expenses, net (which consists of indemnification, asbestos and environmental expenses)(2)	120	130	183
Non-operating (income) expense(3)	(4)	1	3
Stock compensation expense(4)	21	15	12
Repositioning charges(5)	2	20	46
Foreign exchange (gain) loss on debt, net of related hedging (gain) loss	(7)	—	—
Non-recurring Spin-Off costs(6)	6	—	—
Adjusted EBITDA (Non-GAAP)(7)	$618	$590	$544

(1)

We evaluate performance on the basis of EBITDA and Adjusted EBITDA. We define “EBITDA” as our net income (loss) calculated in accordance with U.S. GAAP, plus the sum of net interest (income) expense, tax (benefit) expense and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of non-operating

(income) expense, net, other expenses, net (which primarily consists of indemnification, asbestos and environmental expenses), stock compensation expense, repositioning charges, foreign exchange gain (loss) on debt, net of related hedging (gain) loss and non-recurring Spin-Off costs. We believe that EBITDA and Adjusted EBITDA are important indicators of operating performance and provide useful information for investors because:

•

EBITDA and Adjusted EBITDA exclude the effects of income taxes, as well as the effects of financing and investing activities by eliminating the effects of interest and depreciation expenses and therefore more closely measure our operational performance; and

•

certain adjustment items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effect in a given period, which affects comparability of our results.

In addition, our management may use Adjusted EBITDA in setting performance incentive targets in order to align performance measurement with operational performance.

(2)

For periods prior to the Spin-Off, we reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities primarily related to the Bendix legacy Honeywell business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. We recognized a liability for any asbestos-related contingency that was probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos-related matters, we recorded asbestos-related insurance recoveries that are deemed probable. In periods subsequent to the Spin-Off, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement with Honeywell entered into on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. See Note 21, Commitments and Contingencies of Notes to the Consolidated and Combined Financial Statements.

(3)	Non-operating (income) expense adjustment excludes interest income, the non-service component of pension expense, equity income of affiliates, and the impact of foreign exchange.
(4)	Stock compensation expense adjustment includes only non-cash expenses.
(5)	Repositioning charges adjustment primarily includes severance costs related to restructuring projects to improve future productivity.
(6)

Non-recurring Spin-Off costs primarily include one-time costs incurred for the set-up of the IT, Legal, Finance, Communications and Human Resources functions after the Spin-Off from Honeywell on October 1, 2018.

(7)

The remaining fluctuations are largely attributable to fluctuations in the EUR/USD exchange rate resulting in hedging (gains) losses of $49 million, $(14) million, and $18 million for the years ended December 31, 2018, 2017 and 2016.

Adjusted earnings per common share — diluted (1)

	Year Ended December 31,
	2018	2017	2016
	(Dollars in millions except per share amounts)
Net income (loss) — GAAP	$1,180	$(983)	$199
Tax special items(2)	(879)	1,271	(36)
Adjusted net income (Non-GAAP)	$301	$288	$163

Weighted average common shares outstanding
Basic	74,059,240	74,070,852	74,070,852
Diluted	74,402,148	74,070,852	74,070,852

Earnings (losses) per common share — diluted (GAAP)	$15.86	$(13.27)	$2.69
Net impact of adjustments per common share — diluted	(11.81)	17.16	(0.49)
Adjusted earnings per common share — diluted (Non-GAAP)	$4.05	$3.89	$2.20

(1)

Adjusted earnings per common share — diluted is a non-GAAP financial measure of the Company’s diluted Earnings (losses) per common share adjusted for the impact of tax special items as described below. The measure provides investors with useful information to evaluate performance of our business excluding tax items not indicative of the underlying performance of the business.

(2)

For 2018, consists of (i) a tax benefit of $907 million resulting from internal restructuring and transaction taxes in connection with the Spin-Off, (ii) a tax expense of $21 million from the recognition of a valuation allowance, and (iii) a tax expense of $7 million related to local taxes on a cash distribution. For 2017, consists of (i) a tax expense of $1,335 million resulting from the recognition of the Tax Act, (ii) a tax benefit of $62 million recognized in connection with our 2010-2012 IRS audit settlement, and (iii) a tax benefit of $2 million resulting from a valuation allowance release. For 2016, consists of a tax benefit of $36 million from a valuation allowance release.

Cash flow from operations less Expenditures for property, plant and equipment(1)

	Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net cash provided by (used for) operating activities — GAAP	373	71	305
Expenditures for property, plant and equipment	(95)	(103)	(84)
Cash flow from operations less Expenditures for property, plant and equipment (Non-GAAP)	$278	$(32)	$221

(1)

Cash flow from operations less Expenditures for property, plant and equipment is a non-GAAP financial measure that reflects an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a supplemental understanding of factors and trends affecting our cash flows. Cash flow from operations less Expenditures for property, plant and equipment is calculated by subtracting Expenditures for property, plant and equipment from Net cash provided by (used for) operating activities. We believe it is a more conservative measure of cash flow because purchases of fixed assets are necessary for ongoing operations. We believe it is important to view Cash flow from operations less Expenditures for property, plant and equipment as a supplement to our Consolidated and Combined Statements of Cash Flows.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with our Consolidated and Combined Financial Statements and related notes thereto and other financial information appearing elsewhere in this Information Statement. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the years ended December 31, 2018, 2017 and 2016. Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” refer to (i) Honeywell’s Transportation Systems Business (the “Transportation Systems Business” or the “Business”) prior to our spin-off from Honeywell International Inc. (the “Spin-Off”) and (ii) Garrett Motion Inc. and its subsidiaries following the Spin-Off, as applicable.

Overview and Business Trends

Garrett designs, manufactures and sells highly engineered turbocharger and electric-boosting technologies for light and commercial vehicle OEMs and the global vehicle and independent aftermarket. These OEMs in turn ship to consumers globally. We are a global technology leader with significant expertise in delivering products across gasoline, diesel and electric (hybrid and fuel cell) powertrains. These products are key enablers for fuel economy and emission standards compliance.

Market penetration of vehicles with a turbocharger is expected to increase from approximately 49% in 2018 to approximately 57% by 2022, according to IHS and other industry sources, which we believe will allow our business to grow at a faster rate than overall automobile production. The turbocharger market volume growth was particularly strong in China and other high-growth regions.

The growth trajectory for turbochargers is expected to continue, as the technology is one of the most cost- effective solutions for OEMs to address strict constraints for vehicle fuel efficiency and emissions standards. As a result, OEMs are increasing their adoption of turbocharger technologies across gasoline and diesel engines as well as hybrid-electric and fuel cell vehicles. In recent years, we have also seen a shift in demand from diesel engines to gasoline engines.

In particular, the commercial vehicle OEM market and light vehicle gasoline markets in China and other high-growth regions have increased due to favorable economic conditions and rising income levels which have led to an increase in automotive and vehicle content demand. While the respective growth rates may potentially decline as the local markets mature, we continue to expect an increase in future vehicle production utilizing turbocharger technologies as vehicle ownership remains well below ownership levels in developed markets.

Separation from Honeywell

On October 1, 2018, the Company became an independent publicly-traded company through a pro rata distribution by Honeywell of 100% of the then-outstanding shares of Garrett to Honeywell’s stockholders. Each Honeywell stockholder of record received one share of Garrett common stock for every 10 shares of Honeywell common stock held on the record date. Approximately 74 million shares of Garrett common stock were distributed on October 1, 2018 to Honeywell stockholders. In connection with the separation, Garrett´s common stock began trading “regular-way” under the ticker symbol “GTX” on the New York Stock Exchange on October 1, 2018.

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

Basis of Presentation

Prior to the Spin-Off on October 1, 2018, our historical financial statements were prepared on a stand–alone basis and derived from the consolidated financial statements and accounting records of Honeywell. Accordingly, for periods prior to October 1, 2018, our financial statements are presented on a combined basis and for the periods subsequent to October 1, 2018 are presented on a consolidated basis (collectively, the historical financial statements for all periods presented are referred to as “Consolidated and Combined Financial Statements”). The Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The historical consolidated and combined financial information may not be indicative of our future performance and does not necessarily reflect what our consolidated and combined results of operations, financial condition and cash flows would have been had the Business operated as a separate, publicly traded company during the periods presented, particularly because of changes that we have experienced and expect to continue to experience in the future as a result of our separation from Honeywell, including changes in the financing, cash management, operations, cost structure and personnel needs of our business.

For periods prior to the Spin-Off, the Consolidated and Combined Financial Statements include certain assets and liabilities that were held at the Honeywell corporate level prior to the Spin-Off but are specifically identifiable or otherwise allocable to the Business. Additionally, Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Business. The cost of these services has been allocated to the Business on the basis of the proportion of revenues. We consider these allocations to be a reasonable reflection of the benefits received by the Business. Actual costs that would have been incurred if the Business had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefits received by the Business during the periods presented.

Subsequent to the completion of the Spin-Off, we have incurred and continue to expect to incur expenditures consisting of employee-related costs, costs to start up certain stand-alone functions and information technology systems, and other one-time transaction related costs. Recurring stand-alone costs include establishing the internal audit, treasury, investor relations, tax and corporate secretary functions as well as the annual expenses associated with running an independent publicly traded company including listing fees, compensation of non-employee directors, related board of director fees and other fees and expenses related to insurance, legal and external audit. Recurring stand- alone costs that differ from historical allocations may have an impact on profitability and operating cash flows but we believe the impact will not be significant. As a stand-alone public company, we do not expect our recurring stand-alone corporate costs to be materially higher than the expenses historically allocated to us from Honeywell.

Asbestos-Related and Environmental Liabilities

For the periods prior to the Spin-Off, our Consolidated and Combined Financial Statements reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities primarily related to the Bendix legacy Honeywell business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. However, this recognition model differs from the recognition model applied subsequent to the Spin-Off. In periods subsequent to the Spin-Off, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement (the “Indemnification and Reimbursement Agreement”) with Honeywell entered into on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the fourth quarter of 2018, we paid Honeywell the Euro-equivalent of $41 million in connection with the Indemnification and Reimbursement Agreement.

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

Results of Operations for the Years Ended December 31, 2018, 2017 and 2016

Net Sales

	2018	2017	2016
	(Dollars in millions)
Net sales	$3,375	$3,096	$2,997
% change compared with prior period	9.0%	3.3%

The change in net sales compared to the prior year period is attributable to the following:

	2018	2017
Volume	7.0%	3.7%
Price	(1.4)%	(1.3)%
Foreign Currency Translation	3.4%	0.9%
	9.0%	3.3%

2018 compared with 2017

Our net sales for 2018 were $3,375 million, an increase of $279 million, or 9.0% (5.6% excluding foreign currency translation), from $3,096 million in 2017, primarily driven by increases in sales volume partially offset by price reductions. The increase in sales volume, net of price reductions, was primarily driven by light vehicles OEM products growth of approximately $220 million, commercial vehicles OEM products growth of approximately $59 million and aftermarket products growth of approximately $8 million.

Our light vehicles OEM product growth was primarily driven by increased gasoline volumes in Europe, China, North America, and South Korea, as a result of increased turbocharger penetration in gasoline engines and new product launches. Additionally, there were increased diesel volumes in China and Japan partially offset by lower diesel volumes to our OEM customers in Europe and South Korea. The commercial vehicles OEM product growth was primarily driven by volume increases in North America and Europe. Our slight aftermarket sales increase was primarily driven by higher volumes in Europe partially offset by lower volumes in Japan.

2017 compared with 2016

Our net sales for 2017 were $3,096 million, an increase of $99 million, or 3.3% (2.4% excluding foreign currency translation), from $2,997 million in 2016, primarily driven by increases in sales volume partially offset by price reductions. The increase in sales volume, net of price reductions, was primarily driven by commercial vehicles OEM products growth of approximately $124 million(1), partially offset by declines in our light vehicles OEM products of approximately $51 million.

The commercial vehicles OEM product growth was primarily driven by volume increases in China, North America and Europe. Our light vehicles OEM product decline was primarily driven by lower diesel volumes to our OEM customers in Europe, North America and South Korea, partially offset by increased gasoline volumes in China and South Korea, as a result of increased turbocharger penetration in gasoline engines. Our aftermarket product sales were approximately flat, with volume increases in North America offset by a decrease in Europe.

(1)	The prior year amounts have been reclassified to conform to the current year presentation.

Cost of Goods Sold

	2018	2017	2016
	(Dollars in millions)
Cost of goods sold	$2,599	$2,361	$2,365
% change compared with prior period	10.1%	(0.2)%	8.5%
Gross Profit percentage	23.0%	23.7%	21.1%

2018 compared with 2017

Cost of goods sold for 2018 was $2,599 million, an increase of $238 million, or 10.1%, from $2,361 million in 2017. This increase was primarily driven by an increase in direct material costs and labor of approximately $215 million, or 12%, (principally due to an increase in volume).

Gross profit percentage decreased primarily due to unfavorable impacts from mix and price (approximately 3.1 percentage point impact) and inflation (approximately 1 percentage point impact), partially offset by higher productivity (approximately 3.0 percentage point impact) and net reductions in repositioning and other costs (approximately 0.6 percentage point impact).

2017 compared with 2016

Cost of goods sold for 2017 was $2,361 million, a decrease of $4 million, or 0.2%, from $2,365 million in 2016.

This decrease was primarily driven by a reduction in repositioning costs of approximately $26 million. Direct material and labor costs were approximately flat in 2017 compared to 2016 (principally due to a favorable impact of productivity, net of inflation, partially offset by increased volume and foreign currency translation). R&D costs increased by $11 million.

Gross profit percentage increased primarily due to higher productivity net of inflation (approximately 4.5 percentage point impact) and net reductions in repositioning and other costs (approximately 0.6 percentage point impact), partially offset by impacts from mix and price (approximately 2.1 percentage point impact) and unfavorable foreign currency translation (approximately 0.1 percentage point impact).

Selling, General and Administrative Expenses

	2018	2017	2016
	(Dollars in millions)
Selling, general and administrative expense	$249	$249	$197
% of sales	7.4%	8.0%	6.6%

2018 compared with 2017

Selling, general and administrative expenses were flat for 2018 compared with 2017 leading to a decline in expenses as a percentage of sales.

2017 compared with 2016

Selling, general and administrative expense for 2017 was $249 million, an increase of $52 million, or 26.4%, from $197 million in 2016. This increase was primarily driven by a net increase in information technology (IT) costs of approximately $35 million, primarily due to higher corporate allocations from Honeywell. Allocations of corporate expenses from Honeywell are not necessarily indicative of future expenses and do not necessarily reflect the results that the Business would have experienced as an independent company for the periods presented. Additionally, selling costs increased by approximately $6 million related to investments for our software offerings.

Other Expense, Net

	2018	2017	2016
	(Dollars in millions)
Other expense, net	$120	$130	$183
% of sales	3.6%	4.2%	6.1%

2018 compared with 2017

For the periods prior to the Spin-Off, our Consolidated and Combined Financial Statements reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities primarily related to the Bendix legacy Honeywell business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. For the nine months ended September 30, 2018 prior to the Spin-Off over the same period in 2017, Other expense, net increased by $3 million due to a $6 million increase in environmental charges, partially offset by a $3 million decrease in asbestos charges.

Following the Spin-Off in 2018, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement as described above in the Asbestos-Related and Environmental Liabilities section. During the fourth quarter of 2018, we recognized a $16 million benefit related to a reduction in Honeywell´s long-term estimate of asbestos claims experience, net of legal fees for the quarter, in connection to the Indemnification and Reimbursement Agreement, in comparison to a $1 million environmental charge in the same period of 2017.

2017 compared with 2016

Other expense, net for 2017, was $130 million, a decrease of $53 million, or 29.0%, from $183 million in 2016. This decrease was primarily driven by lower asbestos charges, net of insurance recoveries, in the year.

Interest Expense

	2018	2017	2016
	(Dollars in millions)
Interest Expense	$19	$8	$7

Following the Spin-Off, interest expense primarily relates to interest on our long-term debt. In connection with our long-term debt and revolving credit facility, we estimate that annual interest expense will be approximately $74 million for 2019. Prior to the Spin-Off, interest expense primarily related to related party notes cash pool arrangements with our Former Parent which were settled in cash prior to the Spin-Off. Interest expense for 2018, was $19 million, an increase of $11 million from $8 million in 2017. This increase was primarily driven by interest expense related to our long-term debt of $17 million partially offset by a decrease in related party notes interest expense of $5 million. Interest expense for 2017 increased by $1 million compared to 2016. See Note 3 Related Party Transactions with Honeywell and Note 14 Long-term Debt and Credit Agreements of Notes to Consolidated and Combined Financial Statements.

Non-operating (income) expense

	2018	2017	2016
	(Dollars in millions)
Non-operating (income) expense	$(8)	$(18)	$(5)

2018 compared with 2017

Non-operating (income) expense for 2018 decreased to income of ($8) million from income of ($18) million in 2017. This decrease was primarily driven by a decrease in interest income from bank accounts and marketable securities of $7 million and an increase in non-service related pension ongoing (income) expense of $3 million.

2017 compared with 2016

Non-operating (income) expense for 2017 increased to income of ($18) million from income of ($5) million in 2016 primarily driven by lower foreign exchange losses of $9 million.

Tax (Benefit) Expense

	2018	2017	2016
	(Dollars in millions)
Tax (benefit) expense	$(784)	$1,349	$51
Effective tax rate	(198.0)%	368.6%	20.4%

2018 compared with 2017

The effective tax rate decreased by 566.6 percentage points in 2018 compared to 2017. The decrease was primarily attributable to the non-recurring impacts of U.S. tax reform from 2017 (see "The Tax Act" further below) and due to tax benefits from internal restructuring of Garrett’s business in advance of its Spin-Off which resulted in a decrease to the withholding tax deferred tax liability. The Company's non-U.S. effective tax rate was (197.6)% a decrease of approximately 417 percentage points compared to 2017. The year-over-year decrease in the non-U.S. effective tax rate was primarily driven by the Company's change in assertion regarding foreign unremitted earnings in connection with the Tax Act, decreased expense for tax reserves in various jurisdictions, and higher earnings taxed at lower rates.

2017 compared with 2016

The effective tax rate increased by 348.2 percentage points in 2017 compared to 2016. The increase was primarily attributable to the provisional impact of U.S. tax reform. On December 22, 2017, the U.S. enacted H.R.1, commonly known as the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the U.S. tax system. The Tax Act included changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also permanently reduced the corporate tax rate from 35% to 21%, imposed a one-time mandatory transition tax on the historical earnings of foreign affiliates and implemented a territorial-style tax system. The impacts of these changes are reflected in the 2017 tax expense, which resulted in provisional charges of approximately $980 million due to the Company’s change in assertion regarding foreign unremitted earnings and $354 million due to the mandatory transition tax. These charges were subject to adjustment given the provisional nature of the charges. The Tax Act provisional charges were the primary driver of the increase in the effective tax rate in 2017, partially offset by increased tax benefits from the resolution of tax audits.

The majority of the $980 million provisional charge described above relates to non-U.S. withholding taxes that would have been payable at the time of the actual cash transfer and is based on the legal entity structure that existed at December 31, 2017. However, as discussed above, this deferred tax liability was significantly reduced in 2018 as a result of internal restructuring in advance of the Spin-Off.

Net Income (loss)

	2018	2017	2016
	(Dollars in millions)
Net Income (loss)	$1,180	$(983)	$199

2018 compared with 2017

As a result of the factors described above, net income was $1,180 million in 2018 as compared to net loss of $983 million in 2017.

2017 compared with 2016

As a result of the factors described above, net loss was $983 million in 2017 as compared to net income of $199 million in 2016.

Liquidity and Capital Resources

Historical Liquidity

Prior to the Spin-Off, we generated positive cash flows from operations.

Honeywell Central Treasury Function prior to the Spin-Off

As part of the Former Parent for the periods prior to the Spin-Off, we were dependent upon Honeywell for all of our working capital and financing requirements. Honeywell uses a centralized approach to cash management and financing of its operations. The majority of the Business’s cash was transferred to Honeywell daily and Honeywell funded its operating and investing activities as needed. This arrangement is not reflective of the manner in which the Business would have been able to finance its operations had it been a stand-alone business separate from Honeywell during the entirety of the periods presented. Cash transfers to and from Honeywell’s cash management accounts are reflected within Invested deficit.

For the periods prior to the Spin-Off, we operated a centralized non-interest-bearing cash pool in U.S. and regional interest-bearing cash pools outside of the U.S. As of December 31, 2017, we had non-interest-bearing cash pooling balances of $51 million, which are presented in Invested deficit within the Consolidated and Combined Balance Sheets. As part of the preparation for the Spin-Off, we delinked from U.S. and regional cash pools operated by Honeywell.

All intracompany transactions have been eliminated. As described in Note 3 Related Party Transactions with Honeywell, all significant transactions between the Business and Honeywell prior to the Spin-Off have been included in the Consolidated and Combined Financial Statements and settled for cash prior to the Spin-Off with the exception of certain related party notes which were forgiven. These transactions are reflected in the Consolidated and Combined Balance Sheets as Due from related parties or Due to related parties for the periods prior to the Spin-Off. In the Consolidated and Combined Statements of Cash Flows, the cash flows related to related party notes receivables presented in the Consolidated and Combined Balance Sheets in Due from related parties are reflected as investing activities since these balances represent amounts loaned to Former Parent. The cash flows related to related party notes payables presented in the Consolidated and Combined Balance Sheets in Due to related parties are reflected as financing activities since these balances represent amounts financed by Former Parent. Following the Spin-Off, Honeywell is no longer considered a related party.

For the periods prior to the Spin-Off, the cash and cash equivalents held by Honeywell at the corporate level were not specifically identifiable to the Business and therefore were not allocated for such periods. Honeywell third-party debt and the related interest expense have not been allocated for such periods, as Honeywell’s borrowings were not directly attributable to the Business.

For the periods prior to the Spin-Off, we received interest income for related party notes receivables of $1 million, $1 million and $ 4 million, for the years ended December 31, 2018, 2017 and 2016, respectively. Additionally, we incurred interest expense for related party notes payable of $1 million, $6 million and $6 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/ repurchases, in respect of the our and our subsidiaries’ equity interests, to engage in transactions with affiliates, amend certain material documents or to permit the International Financial Reporting Standards equity amount of Lux Borrower to decrease below a certain amount. The Credit Agreement also contains financial covenants requiring the maintenance of a consolidated total leverage ratio of not greater than 4.25 to 1.00 (with step-downs to (i) 4.00 to 1.00 in approximately 2019, (ii) 3.75 to 1.00 in approximately 2020 and (iii) 3.50 to 1.00 in approximately 2021), and a consolidated interest coverage ratio of not less than 2.75 to 1.00. We were in compliance with our financial covenants as of December 31, 2018.

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

Liquidity following the Spin-Off

Following the Spin-Off, a treasury team was appointed and cash management structures were implemented, in order to manage the Company’s liquidity centrally and concentrate excess cash.

Our capital structure and sources of liquidity have changed from our historical capital structure because we no longer participate in our Former Parent’s centralized cash management program. We expect that our primary cash requirements in 2019 will primarily be to fund operating activities, working capital, and capital expenditures, and to meet our obligations under the debt instruments and the Indemnification and Reimbursement Agreement described below, as well as the Tax Matters Agreement. In addition, we engage in repurchases of our debt and equity securities from time to time. We believe we will meet our known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances and available borrowings through our debt agreements. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future. Based upon our history of generating strong cash flows, we believe we will be able to meet our short-term liquidity needs for at least the next twelve months.

Indemnification and Reimbursement Agreement

On September 12, 2018, we entered into the Indemnification and Reimbursement Agreement, under which we are required to make certain payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of the Indemnification and Reimbursement Agreement, we are responsible for paying to Honeywell such amounts, up to a cap of an amount equal to the Distribution Date Currency Exchange Rate (1.16977 USD = 1 EUR) equivalent of $175 million (exclusive of any late payment fees) in respect of such liabilities arising in any given calendar year. This Indemnification and Reimbursement Agreement may have material adverse effects on our liquidity and cash flows and on our results of operations, regardless of whether we experience a decline in net sales. See “We are subject to risks associated with the Indemnification and Reimbursement Agreement, pursuant to which we are required to make substantial cash payments to Honeywell, measured in substantial part by reference to estimates by Honeywell of certain of its liabilities.” The payments that we are required to make to Honeywell pursuant to the terms of the Indemnification and Reimbursement Agreement will not be deductible for U.S. federal income tax purposes. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.

During the fourth quarter of 2018, we paid Honeywell the Euro-equivalent of $41 million in connection with the Indemnification and Reimbursement Agreement.

Tax Matters Agreement

On September 12, 2018, we entered into a Tax Matters Agreement with Honeywell. The Tax Matters Agreement governs the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests).

The Tax Matters Agreement generally provides that we are responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. Among other items, as a result of the mandatory transition tax imposed by the Tax Cuts and Jobs Act, one of our subsidiaries is required to make payments to a subsidiary of Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. We currently estimate that our aggregate payments to Honeywell with respect to the mandatory transition tax will be $240 million. Under the terms of the Tax Matters Agreement, we are required to pay this amount in Euros, without interest, in five annual installments, each equal to 8% of the aggregate amount, followed by three additional annual installments equal to 15%, 20% and 25% of the aggregate amount, respectively. In connection with this agreement, we paid Honeywell the Euro-equivalent of $19 million during the fourth quarter of 2018.

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

Cash Flow Summary for the Years Ended December 31, 2018, 2017 and 2016

Our cash flows from operating, investing and financing activities for the years ended December 31, 2018, 2017 and 2016, as reflected in the audited Consolidated and Combined Financial Statements included elsewhere in this Form 10-K, are summarized as follows:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$373	$71	$305
Investing activities	192	30	(182)
Financing activities	(658)	60	(149)
Effect of exchange rate changes on cash	(11)	20	(1)
Net increase (decrease) in cash and cash equivalents	$(104)	$181	$(27)

2018 compared with 2017

Cash provided by operating activities increased by $302 million for 2018 in comparison to 2017, primarily due to a decrease in cash taxes paid of $354 million and favorable impacts from working capital of $35 million partially offset by an unfavorable impact from changes in Payables to related parties of $82 million.

Cash provided by investing activities increased by $162 million for 2018 in comparison to 2017, primarily due to favorable net cash impacts from marketable securities investment activities year over year of $230 million, partially offset by a decrease in proceeds from related party notes receivables of $66 million.

Cash used for financing activities increased by $718 million for 2018 in comparison to 2017 primarily due to a decrease in proceeds from related party notes payable year over year of $671 million. Additionally, there was $1,631 million in proceeds from issuance of long-term debt in 2018 partially offset by unfavorable impacts from changes in Invested deficit period over period of $1,474 million.

2017 compared with 2016

Cash provided by operating activities decreased by $234 million, primarily due to higher income taxes settled with our Former Parent of $357 million, mainly due to the provisional mandatory transition tax impact of the Tax Act. This was partially offset by higher Income before taxes of $116 million, favorable impacts from working capital of approximately $6 million and payables to related parties of $37 million.

Cash provided by investing activities increased by $212 million, primarily due to lower issuances of related party notes receivables to the Former Parent of $63 million and favorable net cash impacts from marketable securities investment activities year over year of $145 million.

Cash provided by financing activities increased by $209 million. The change was primarily due to a $133 million increase in cash received from the Former Parent’s cash pools and lower increase in Invested deficit of $76 million.

Contractual Obligations and Probable Liability Payments

The following is a summary of our significant contractual obligations and probable liability payments at December 31, 2018:

		Payments by Period
	Total(5)	2019	2020-2021	2022-2023	Thereafter
	(Dollars in millions)
Obligations to Honeywell – Asbestos and environmental(1)	1,244	108	207	192	737
Obligations to Honeywell – Mandatory Transition Tax(2)	217	19	38	54	106
Long-term debt(3)	1,628	23	74	297	1,234
Interest payments on long-term debt(4)	337	51	100	93	93
Minimum operating lease payments	48	12	13	8	15
Purchase obligations(5)	91	91	—	—	—
	$3,565	$304	$432	$644	$2,185

_______________________

(1)	Excludes legal fees which are expensed as incurred. For additional information, refer to “—Liquidity and Capital Resources—Indemnification and Reimbursement Agreement” section.
(2)

Excludes the indemnification obligation for uncertain tax positions for which timing of payment is uncertain. For additional information, refer to “—Liquidity and Capital Resources—Tax Matters Agreement” section.

(3)	Assumes all long-term debt is outstanding until scheduled maturity. Does not include expected utilization of our revolving credit facility.
(4)

Interest payments are estimated based on the interest rates applicable as of December 31, 2018. This does not include the impact of the cross currency interest rate swap nor the expected utilization of our revolving credit facility.

(5)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.

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

Critical Accounting Policies

The preparation of our Consolidated and Combined Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed below to be critical to the understanding of our financial statements. Actual results could differ from our estimates and assumptions, and any such differences could be material to our Consolidated and Combined Financial Statements.

Contingent Liabilities—We are subject to lawsuits, investigations and claims that arise out of the conduct of our global business operations or those of previously owned entities, including matters relating to commercial transactions, government contracts, product liability (including asbestos), prior acquisitions and divestitures, employee benefit plans, intellectual property, legal and environmental, health and safety matters. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, the number and cost of pending and future asbestos claims, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation and outcomes of similar cases through the judicial system), changes in assumptions or changes in our settlement strategy. See Note 21, Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for a discussion of management’s judgment applied in the recognition and measurement of our environmental and asbestos liabilities which represent our most significant contingencies.

Asbestos-Related Contingencies and Insurance Recoveries—Honeywell is subject to certain asbestos-related and environmental-related liabilities, primarily related to its legacy Bendix business. In conjunction with the Spin-Off, certain operations that were part of the Bendix business, along with the ownership of the Bendix trademark, as well as certain operations that were part of other legacy elements of the Business, were transferred to us. For periods prior to the Spin-Off, we reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities primarily related to the Bendix legacy Honeywell business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. We recognized a liability for any asbestos-related contingency that was probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos-related matters, we recorded asbestos-related insurance recoveries that are deemed probable. Asbestos-related expenses, net of probable insurance recoveries, are presented within Other expense, net in the Consolidated and Combined Statement of Operations.

In periods subsequent to the Spin-Off, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement with Honeywell entered into on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.

Warranties and Guarantees—Expected warranty costs for products sold are recognized based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, length of the warranty and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. See Note 21, Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements included herein for additional information.

Pension Benefits—We sponsor defined benefit pension plans covering certain employees, primarily in Switzerland, the US and Ireland. For such plans, we recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (“MTM Adjustment”), and, if applicable, in any quarter in which an interim remeasurement is triggered. The remaining components of pension expense, primarily service and interest costs and assumed return on plan assets, are recognized on a quarterly basis.

On January 1, 2018, we retrospectively adopted the new accounting guidance on presentation of net periodic pension costs. That guidance requires that we disaggregate the service cost component of net benefit costs and report those costs in the same line item or items in the Consolidated Statement of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other nonservice components of net benefit costs are required to be presented separately from the service cost component.

Following the adoption of this guidance, we continue to record the service cost component of Pension ongoing (income) expense in Costs of goods sold. The remaining components of net benefit costs within Pension ongoing (income) expense, primarily interest costs and assumed return on plan assets, are now recorded in Non-operating (income) expense. We will continue to recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter of each year (MTM Adjustment). The MTM Adjustment will also be reported in Non-operating (income) expense.

The key assumptions used in developing our 2018 net periodic pension (income) expense included the following:

	2018
	U.S. Plans	Non-U.S. Plans
Discount Rate:
Projected benefit obligation	4.33%	1.50%
Service Cost	4.11%	1.50%
Interest cost	4.02%	1.50%
Assets:
Expected rate of return	6.00%	3.77%
Actual rate of return	(1.37)%	1.78%

The MTM Adjustment represents the recognition of net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor). Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the difference between expected and actual returns on plan assets. The mark-to-market accounting method results in the potential for volatile and difficult to forecast MTM Adjustments. MTM charges were $0 for our U.S. Plans and $3 million for our non-U.S. Plans for the year ended December 31, 2018.

We determine the expected long-term rate of return on plan assets utilizing historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and asset mix considerations (see Note 22 Defined Benefit Pension Plan of Notes to Consolidated and Combined Financial Statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). We plan to continue to use an expected rate of return on plan assets of 5.8% for our U.S. Plans and 3.34% for our non-U.S. Plans for 2019 as this is a long-term rate based on historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and the asset mix of the plan’s investments.

The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. We used a 4.33% discount rate to determine benefit obligations for our U.S. Plans and 1.50% for our non-U.S. Plans as of December 31, 2018.

Pension ongoing expense for all of our pension plans is expected to be approximately $2 million in 2019 compared with pension ongoing expense of $2 million in 2018. Also, if required, an MTM Adjustment will be recorded in the fourth quarter of 2019 in accordance with our pension accounting method as previously described. It is difficult to reliably forecast or predict whether there will be an MTM Adjustment in 2019, and if one is required, what the magnitude of such adjustment will be. MTM Adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.

For periods prior to the Spin-off, certain Garrett employees participated in defined benefit pension plans (the “Shared Plans”) sponsored by Honeywell which includes participants of other Honeywell subsidiaries and operations. We account for our participation in the Shared Plans as a multiemployer benefit plan. Accordingly, we do not record an asset or liability to recognize the funded status of the Shared Plans. The related pension expense is based on annual service cost of active Garrett participants and reported within Cost of goods sold in the Consolidated and Combined Statements of Operations. The pension expense specifically identified for the active Garrett participants in the Shared Plans for the years ended December 31, 2018, 2017 and 2016 was $5 million, $7 million and $6 million, respectively.

Inventories—Inventories are stated at the lower of cost, determined on a first-in, first-out basis, including direct material costs and direct and indirect manufacturing costs, or net realizable value. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues. The original equipment inventory on hand in excess of one year’s forecasted usage is fully reserved.

Goodwill—Goodwill is subject to impairment testing annually as of March 31, and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying value to fair value of our single reporting unit. The Company recognizes an impairment charge for the amount by which the carrying value of the reporting unit exceeds the reporting unit´s fair value. However, any impairment should not exceed the amount of goodwill allocated to the reporting unit. We completed our annual goodwill impairment test as of March 31, 2018, as well as an interim impairment test immediately following the Spin-Off and determined that there was no impairment as of these dates.

Income Taxes—We account for income taxes pursuant to the asset and liability method which requires us to recognize current tax liabilities or receivables for the amount of taxes we estimate are payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.

Our pre-Spin-Off activity in the U.S. will be reported in Honeywell’s U.S. consolidated income tax return and certain foreign activity will be reported in Honeywell tax paying entities in those jurisdictions. For periods prior to the Spin-Off, the income tax provision included in the Consolidated and Combined Financial Statements related to domestic and certain foreign operations was calculated on a separate return basis, as if Garrett was a separate taxpayer and the resulting current tax receivable or liability, including any liabilities related to uncertain tax positions, was settled with Honeywell through equity at the time of the Spin-Off. In other foreign taxing jurisdictions, the operations of Garrett were always conducted through discrete legal entities, each of which filed separate tax returns, and all resulting income tax assets and liabilities, including liabilities related to uncertain tax positions, are reflected in the Consolidated and Combined Balance Sheets of Garrett.

Other Matters

Litigation and Environmental Matters

See Note 21, Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Recent Accounting Pronouncements

See Note 2 Summary of Significant Accounting Policies of Notes to the Consolidated and Combined Financial Statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

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

For the periods prior to the Spin-Off, as part of Honeywell´s centralized treasury function, the primary objective was to preserve the U.S. Dollar value of foreign currency denominated cash flows and earnings. The historical treasury strategies implemented by Honeywell’s centralized treasury function may differ from our future treasury strategies as a standalone company.

We hedge currency exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency exchange forward contracts (Foreign Currency Exchange Contracts). We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Non-operating (income) expense. Open Foreign Currency Exchange Contracts (excluding the cross-currency swap described below) mature in the next four months.

We will hedge major exposures to foreign currency denominated cash flows over the next 12 to 18 months, on a rolling and layered basis, to smooth the effects of fluctuations in foreign currency exchange rates on earnings. Garrett designates the related hedging instruments as cash flow hedges, except in cases where the hedged item is recognized on our balance sheet. The gain or loss from a derivative financial instrument designated as a cash flow hedge is classified in the same line of the Consolidated and Combined Statements of Operations as the offsetting loss or gain on the hedged item.

On September 27, 2018, the Company entered into a floating-floating cross-currency swap contract to hedge the foreign currency exposure from foreign currency-denominated debt which will mature on September 27, 2025. The gain or loss on this derivative instrument is recognized in earnings and included in Non-operating (income) expense. For the year ended December 31, 2018, gains recorded in Non-operating (income) expense, under the cross-currency swap contract were $16 million.

At December 31, 2018 and 2017, we had contracts with notional amounts of $838 million and $928 million, respectively, to exchange foreign currencies, principally the U.S. Dollar, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Australian Dollar and Korean Won.

As of December 31, 2018 and 2017, the net fair value of all financial instruments with exposure to currency risk was approximately a $19 million asset and a $37 million liability, respectively. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be approximately $(38) million and $74 million at December 31, 2018 and $(121) million and $65 million at December 31, 2017. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

Interest Rate Risk

Our exposure to risk based on changes in interest rates relates primarily to our Credit Agreement. We have not used derivative financial instruments in our investment portfolio. The Credit Agreement bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant, but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement. Had our borrowings under the Credit Agreement as of December 31, 2018 been outstanding for the full year ended December 31, 2018, a 25 basis point increase (decrease) in interest rates would have increased (decreased) our interest expense by $3 million and $1 million, respectively, compared to the amount of interest that would have been incurred in such period based on the rates of interest in effect at December 31, 2018. For additional information regarding our Credit Agreement, see Note 14 Long-term Debt and Credit Agreements of the notes to the Consolidated and Combined Financial Statements.

Commodity Price Risk

While we are exposed to commodity price risk, we pass through abnormal changes in component and raw material costs to our customers based on the contractual terms of our arrangements. In limited situations, we may not be fully compensated for such changes in costs.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Garrett Motion Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Garrett Motion Inc. and subsidiaries (the "Company") as of December 31, 2018, the related consolidated and combined statement of operations, comprehensive income, equity (deficit), and cash flows, for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements").In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with the accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 1 to the financial statements, on October 1, 2018, the Company became an independent publicly-traded company through a pro rata distribution by Honeywell International Inc. of 100% of the then-outstanding shares of the Company to Honeywell’s stockholders.  For the period from January 1, 2018 to October 1, 2018, the financial statements include expense allocations for certain corporate functions historically provided by Honeywell International Inc. These allocations may not be reflective of the actual expense that would have been incurred had the Company operated as a separate entity apart from Honeywell International Inc. A summary of transactions with related parties is included in Note 3 to the financial statements.

/s/ DELOITTE SA

Geneva, Switzerland

March 1, 2019

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Garrett Motion Inc.

Opinion on the Financial Statements

We have audited the accompanying combined balance sheet of Garrett Motion Inc. (formerly the Transportation Systems Business of Honeywell International, Inc.) and subsidiaries (the “Company”) as of December 31, 2017, and the related combined statements of operations, comprehensive income, equity (deficit), and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 1 to the financial statements, the accompanying financial statements have been derived from the separate records maintained by Honeywell International Inc. The financial statements also include expense allocations for certain corporate functions historically provided by Honeywell International Inc. These allocations may not be reflective of the actual expense that would have been incurred had the Company operated as a separate entity apart from Honeywell International Inc. A summary of transactions with related parties is included in Note 3 to the financial statements.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 1, 2018 (June 8, 2018 as to the effect of adoption of ASU 2017-07; August 7, 2018 as to the effects of the restatement to the 2017 financial statements; March 1, 2019 as to the effects of the change in sales concentration presentation in Note 24)

We began serving as the Company’s auditor in 2018. In 2018 we became the predecessor auditor.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions except per share amounts)
Net sales (Note 4)	$3,375	$3,096	$2,997
Cost of goods sold	2,599	2,361	2,365
Gross profit	776	735	632
Selling, general and administrative expenses	249	249	197
Other expense, net (Note 5)	120	130	183
Interest expense	19	8	7
Non-operating (income) expense (Note 6)	(8)	(18)	(5)
Income before taxes	396	366	250
Tax (benefit) expense (Note 7)	(784)	1,349	51
Net income (loss)	$1,180	$(983)	$199

Earnings (losses) per common share
Basic	$15.93	$(13.27)	$2.69
Diluted	$15.86	$(13.27)	$2.69

Weighted average common shares outstanding
Basic	74,059,240	74,070,852	74,070,852
Diluted	74,402,148	74,070,852	74,070,852

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Net income (loss)	$1,180	$(983)	$199
Foreign exchange translation adjustment	(198)	72	29
Defined benefit pension plan adjustment, net of tax (Note 22)	(2)	—	(12)
Changes in fair value of effective cash flow hedges, net of tax (Note 16)	35	(77)	33
Total other comprehensive (loss) income, net of tax	(165)	(5)	50
Comprehensive income (loss)	$1,015	$(988)	$249

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS

	December 31,
	2018	2017
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$196	$300
Accounts, notes and other receivables—net (Note 8)	750	745
Inventories—net (Note 9)	172	188
Due from related parties, current (Note 3)	—	530
Other current assets (Note 10)	71	321
Total current assets	1,189	2,084
Due from related parties, non-current (Note 3)	—	23
Investments and long-term receivables	39	38
Property, plant and equipment—net (Note 11)	438	442
Goodwill (Note 12)	193	193
Insurance recoveries for asbestos-related liabilities (Note 21)	—	174
Deferred income taxes (Note 7)	165	41
Other assets	80	2
Total assets	$2,104	$2,997
LIABILITIES
Current liabilities:
Accounts payable	$916	$860
Due to related parties, current (Note 3)	—	1,117
Current maturities of long-term debt (Note 14)	23	—
Obligations payable to Honeywell, current (Note 21)	127	—
Accrued liabilities (Note 13)	426	571
Total current liabilities	1,492	2,548
Long-term debt (Note 14)	1,569	—
Deferred income taxes (Note 7)	27	956
Obligations payable to Honeywell (Note 21)	1,399	—
Asbestos-related liabilities (Note 21)	1	1,527
Other liabilities (Note 17)	209	161
Total liabilities	$4,697	$5,192
COMMITMENTS AND CONTINGENCIES (Note 21)
EQUITY (DEFICIT)
Common stock, par value $0.001; 400,000,000 shares authorized, 74,070,852 issued and 74,019,825 outstanding	—	—
Additional paid-in capital	5	—
Retained earnings	(2,671)	—
Invested equity (deficit)	—	(2,433)
Accumulated other comprehensive income (Note 18)	73	238
Total stockholders' deficit	(2,593)	(2,195)
Total liabilities and stockholders' deficit	$2,104	$2,997

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017	2016
	(Dollars in millions)
Cash flows from operating activities:
Net (loss) income	1,180	(983)	199
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(905)	973	(39)
Depreciation and amortization	72	64	59
Foreign exchange (gain) loss	15	(24)	(15)
Stock compensation expense	21	15	12
Pension expense	10	9	13
Other	39	(2)	(24)
Changes in assets and liabilities:
Accounts, notes and other receivables	(30)	(42)	(90)
Receivables from related parties	57	—	3
Inventories	2	(46)	2
Other assets	(46)	1	6
Accounts payable	63	88	82
Payables to related parties	(50)	32	(5)
Accrued liabilities	49	41	43
Obligations payable to Honeywell	(76)	—	—
Asbestos-related liabilities	(1)	(69)	16
Other liabilities	(27)	14	43
Net cash provided by operating activities	373	71	305
Cash flows from investing activities:
Expenditures for property, plant and equipment	(95)	(103)	(84)
Issuance of related party notes receivables	—	—	(63)
Proceeds from related party notes receivables	—	66	72
Increase in marketable securities	(21)	(651)	(659)
Decrease in marketable securities	312	712	575
Other	(4)	6	(23)
Net cash provided by (used for) investing activities	192	30	(182)
Cash flows from financing activities:
Net increase in Invested deficit	(1,493)	(19)	(95)
Proceeds from revolving credit facility	331	—	—
Payments of revolving credit facility	(331)	—	—
Proceeds from issuance of long-term debt	1,631	—	—
Payments of long-term debt	(6)	—	—
Proceeds for related party notes payable	—	671	656
Payments related to related party notes payable	(493)	(670)	(655)
Net change to cash pooling and short-term notes	(300)	78	(55)
Other	3	—	—
Net cash provided by (used for) financing activities	(658)	60	(149)
Effect of foreign exchange rate changes on cash and cash equivalents	(11)	20	(1)
Net increase (decrease) in cash and cash equivalents	(104)	181	(27)
Cash and cash equivalents at beginning of period	300	119	146
Cash and cash equivalents at end of period	$196	$300	$119
Supplemental cash flow disclosures:
Income taxes paid (net of refunds)	$76	$430	$73
Interest expense paid	$12	$5	$5
Supplemental schedule of non-cash investing and financing activities:
Expenditures for property, plant and equipment in accounts payable	$43	$42	$35

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY (DEFICIT)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Invested	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Deficit	Income/(Loss)	Deficit
	(in millions)
Balance at December 31, 2015	—	$—	$—	$—	$(1,552)	$193	$(1,359)
Net (loss) income	—	—	—	—	199	—	199
Other comprehensive income, net of tax	—	—	—	—	—	50	50
Change in Invested deficit	—	—	—	—	(111)	—	(111)
Balance at December 31, 2016	—	—	—	—	(1,464)	243	(1,221)
Net (loss) income	—	—	—	—	(983)	—	(983)
Other comprehensive income, net of tax	—	—	—	—	—	(5)	(5)
Change in Invested deficit	—	—	—	—	14	—	14
Balance at December 31, 2017	—	—	—	—	(2,433)	238	(2,195)
Net (loss) income through September 30, 2018	—	—	—	—	1,137	—	1,137
Net (loss) income from October 1, 2018	—	—	—	43	—	—	43
Other comprehensive income, net of tax	—	—	—	—	—	(165)	(165)
Change in Invested deficit	—	—	—	—	(1,168)	—	(1,168)
Spin-Off related adjustments	—	—	—	—	(250)	—	(250)
Issuance of common stock and reclassification of invested deficit	74	—	—	(2,714)	2,714	—	—
Stock-based compensation	—	—	5	—	—	—	5
Balance at December 31, 2018	74	$—	$5	$(2,671)	$—	$73	$(2,593)

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1. Organization, Operations and Basis of Presentation

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

On October 1, 2018, the Company became an independent publicly-traded company through a pro rata distribution by Honeywell International Inc. (“Former Parent” or “Honeywell”) of 100% of the then-outstanding shares of Garrett to Honeywell’s stockholders (the “Spin-Off”). Each Honeywell stockholder of record received one share of Garrett common stock for every 10 shares of Honeywell common stock held on the record date. Approximately 74 million shares of Garrett common stock were distributed on October 1, 2018 to Honeywell stockholders. In connection with the Spin-Off, Garrett´s common stock began trading “regular-way” under the ticker symbol “GTX” on the New York Stock Exchange on October 1, 2018.

The Spin-Off was completed pursuant to a Separation and Distribution Agreement and other agreements with Honeywell related to the Spin-Off, including but not limited to an indemnification and reimbursement agreement (the “Indemnification and Reimbursement Agreement”) and a tax matters agreement (the “Tax Matters Agreement”). Refer to Note 21 Commitments and Contingencies for additional details related to the Indemnification and Reimbursement Agreement and Tax Matters Agreement.

Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” refer to (i) Honeywell’s Transportation Systems Business (the “Transportation Systems Business” or the “Business”) prior to the Spin-Off and (ii) Garrett Motion Inc. and its subsidiaries following the Spin-Off, as applicable.

Basis of Presentation

Prior to the Spin-Off on October 1, 2018, our historical financial statements were prepared on a stand-alone combined basis and were derived from the consolidated financial statements and accounting records of Honeywell. Accordingly, for periods prior to October 1, 2018, our financial statements are presented on a combined basis and for the periods subsequent to October 1, 2018 are presented on a consolidated basis (collectively, the historical financial statements for all periods presented are referred to as “Consolidated and Combined Financial Statements”). The Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Asbestos-related expenses, net of probable insurance recoveries, are presented within Other expense, net in the Consolidated and Combined Statement of Operations. Honeywell is subject to certain asbestos-related and environmental-related liabilities, primarily related to its legacy Bendix business. In conjunction with the Spin-Off, certain operations that were part of the Bendix business, along with the ownership of the Bendix trademark, as well as certain operations that were part of other legacy elements of the Business, were transferred to us. For the periods prior to the Spin-Off, these Consolidated and Combined Financial Statements reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities primarily related to the Bendix legacy Honeywell business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. However, this recognition model differs from the recognition model applied subsequent to the Spin-Off, with the difference recognized through equity as of the Spin-Off date. In periods subsequent to the Spin-Off, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement with Honeywell entered into on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.

We evaluated segment reporting in accordance with Accounting Standards Codification (“ASC”) 280–Segment Reporting. We concluded that Garrett operates in a single operating segment and a single reportable segment based on the operating results available and evaluated regularly by the chief operating decision maker (“CODM”) to make decisions about resource allocation and performance assessment. The CODM makes operational performance assessments and resource allocation decisions on a consolidated basis, inclusive of all of the Business’s products.

All intracompany transactions have been eliminated. As described in Note 3 Related Party Transactions with Honeywell, all significant transactions between the Business and Honeywell prior to the Spin-Off have been included in the Consolidated and Combined Financial Statements and settled for cash prior to the Spin-Off with the exception of certain related party notes which were forgiven. These transactions which were settled for cash prior to the Spin-Off are reflected in the Consolidated and Combined Balance Sheets as Due from related parties or Due to related parties for the periods prior to the Spin-Off. In the Consolidated and Combined Statements of Cash Flows, the cash flows related to related party notes receivables presented in the Consolidated and Combined Balance Sheets in Due from related parties are reflected as investing activities since these balances represent amounts loaned to Former Parent. The cash flows related to related party notes payables presented in the Consolidated and Combined Balance Sheets in Due to related parties are reflected as financing activities since these balances represent amounts financed by Former Parent. Following the Spin-Off, Honeywell is no longer considered a related party.

Honeywell used a centralized approach to cash management and financing of its operations. For the periods prior to the Spin-Off, the majority of the Business’s cash was transferred to Honeywell daily and Honeywell funded its operating and investing activities as needed. This arrangement is not reflective of the manner in which the Business would have been able to finance its operations had it been a stand-alone business separate from Honeywell during the periods presented prior to the Spin-Off. Cash transfers to and from Honeywell’s cash management accounts are reflected in the Consolidated and Combined Balance Sheet as Due to and Due from related parties, current and in the Consolidated and Combined Statements of Cash Flows as net financing activities.

For the periods prior to the Spin-Off, the Consolidated and Combined Financial Statements include certain assets and liabilities that have historically been held at the Honeywell corporate level but are specifically identifiable or otherwise attributable to Garrett. The cash and cash equivalents held by Honeywell at the corporate level are not specifically identifiable to Garrett and therefore were not attributed for any of the periods presented. Honeywell third-party debt and the related interest expense have not been allocated for any of the periods presented as Honeywell’s borrowings were not directly attributable to Garrett.

For the periods prior to the Spin-Off, Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Business. The cost of these services has been allocated to the Business on the basis of the proportion of revenues. We consider these allocations to be a reasonable reflection of the benefits received by the Business. However, the financial information presented in the Consolidated and Combined Financial Statements may not reflect the consolidated and combined financial position, operating results and cash flows of the Business had the Business been a separate stand-alone entity during the periods presented. Actual costs that would have been incurred if the Business had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefits received by the Business during the periods presented.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Combination— For the periods subsequent to the Spin-Off, the Consolidated and Combined Financial Statements include the accounts of Garrett Motion Inc. and all of its subsidiaries in which a controlling financial interest is maintained. We consolidate entities that we control due to ownership of a majority voting interest, and we consolidate variable interest entities (“VIEs”) when we have variable interests and are the primary beneficiary. Our consolidation policy requires equity investments that we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities to be accounted for using the equity method. Investments through which we are not able to exercise significant influence over the investee and which we do not have readily determinable fair values are accounted for under the cost method. All intercompany transactions and balances are eliminated in consolidation.

For the periods prior to the Spin-Off, the Consolidated and Combined Financial Statements were prepared on a stand-alone basis and include our business units and wholly owned direct and indirect subsidiaries and entities in which we had a controlling financial interest.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand and highly liquid investments having an original maturity of three months or less.

Trade Receivables and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount as a result of transactions with customers. Garrett maintains allowances for doubtful accounts for estimated losses as a result of customer’s inability to make required payments. Garrett estimates anticipated losses from doubtful accounts based on days past due as measured from the contractual due date and historical collection history. Garrett also takes into consideration changes in economic conditions that may not be reflected in historical trends (for example, customers in bankruptcy, liquidation or reorganization). Receivables are written-off against the allowance for doubtful accounts when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account, including time intervals since last collection, customer performance against agreed upon payment plans, solvency of customer and any bankruptcy proceedings.

Inventories—Inventories are stated at the lower of cost, determined on a first-in, first-out basis, including direct material costs and direct and indirect manufacturing costs, or net realizable value. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues. The original equipment inventory on hand in excess of one year’s forecasted usage is fully reserved.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 10 to 50 years for buildings and improvements, 2 to 16 years for machinery and equipment, 3 to 10 years for tooling equipment and 5 to 7 years for software.

Goodwill—Goodwill is subject to impairment testing annually as of March 31, and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying value to fair value of our single reporting unit. The Company recognizes an impairment charge for the amount by which the carrying value of the reporting unit exceeds the reporting unit´s fair value. However, any impairment should not exceed the amount of goodwill allocated to the reporting unit. We completed our annual goodwill impairment test as of March 31, 2018, as well as an interim impairment test immediately following the Spin-Off and determined that there was no impairment as of these dates.

Warranties and Guarantees—Expected warranty costs for products sold are recognized based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, length of the warranty and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. For additional information, see Note 21, Commitments and Contingencies.

Sales Recognition—On January 1, 2018, we adopted the FASB´s updated guidance on revenue from contracts with customers, ASC 606 Revenue from Contracts With Customers (“ASC 606”), using the modified retrospective method applied to contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting.

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

Prior to January 1, 2018, sales were recognized when there was evidence of a sales agreement, the delivery of goods had occurred, the sales price was fixed or determinable and the collectability of revenue was reasonably assured. Sales were generally recorded upon shipment of product to customers and transfer of title under standard commercial terms. Sales incentives and allowances were recognized as a reduction to revenue at the time of the related sale. In addition, payments made to customers were generally recognized as a reduction to revenue at the time these payments are made or committed to the customers.

Research and Development—Garrett conducts research and development (“R&D”) activities, which consist primarily of the development of new products and product applications. R&D costs are charged to expense as incurred. Such costs are included in Cost of goods sold of $128 million, $119 million, and $112 million for the years ended December 31, 2018, 2017, and 2016, respectively. Additionally, the Company incurs engineering-related expenses which are also included in Cost of goods sold of $10 million, $19 million, and $21 million for the years ended December 31, 2018, 2017, and 2016. The prior year amounts have been reclassified to conform to the current year presentation.

Asbestos-Related Contingencies and Insurance Recoveries—Honeywell is subject to certain asbestos-related and environmental-related liabilities, primarily related to its legacy Bendix business. In conjunction with the Spin-Off, certain operations that were part of the Bendix business, along with the ownership of the Bendix trademark, as well as certain operations that were part of other legacy elements of the Business, were transferred to us. For periods prior to the Spin-Off, we reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities primarily related to the Bendix legacy Honeywell business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. We recognized a liability for any asbestos-related contingency that was probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos-related matters, we recorded asbestos-related insurance recoveries that are deemed probable. Asbestos-related expenses, net of probable insurance recoveries, are presented within Other expense, net in the Consolidated and Combined Statement of Operations. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.

In periods subsequent to the Spin-Off, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement with Honeywell entered into on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Net charges for asbestos-related and environmental-related matters in connection with the Indemnification and Reimbursement Agreement are presented within Other expense, net in the Consolidated and Combined Statement of Operations.

Stock-Based Compensation Plans—The principal awards issued under our stock-based compensation plans, which are described in Note 19 Stock-Based Compensation Plans, are restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in Selling, general and administrative expenses in the Consolidated and Combined Statements of Operations. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates under our Former Parent´s plans.

For periods prior to the Spin-Off, certain employees within the Business participated in stock-based compensation plans sponsored by the Former Parent. The Former Parent’s stock-based compensation plans primarily include incentive compensation plans. Awards granted under the plans consist of stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) and are based on the Former Parent’s common shares and, as such, are reflected in Invested deficit within the Consolidated and Combined Statements of Equity (Deficit).

Pension Benefits—Following the Spin-Off, we sponsor defined benefit pension plans covering certain employees, primarily in Switzerland, the US and Ireland. For such plans, we recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (MTM Adjustment), and, if applicable, in any quarter in which an interim remeasurement is triggered. The remaining components of pension expense, primarily service and interest costs and assumed return on plan assets, are recognized on a quarterly basis.

On January 1, 2018, we retrospectively adopted the new accounting guidance on presentation of net periodic pension costs. That guidance requires that we disaggregate the service cost component of net benefit costs and report those costs in the same line item or items in the Consolidated Statement of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other nonservice components of net benefit costs are required to be presented separately from the service cost component.

Following the adoption of this guidance, we continue to record the service cost component of Pension ongoing (income) expense in Costs of goods sold or Selling, general and administrative expenses. The remaining components of net benefit costs within Pension ongoing (income) expense, primarily interest costs and assumed return on plan assets, are now recorded in Non-operating (income) expense. We will continue to recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (MTM Adjustment). The MTM Adjustment will also be reported in Non-operating (income) expense.

For periods prior to the Spin-Off, we sponsored a defined benefit pension plan covering certain employees in Ireland. Additionally, certain Garrett employees participated in defined benefit pension plans (the “Shared Plans”) sponsored by Honeywell which includes participants of other Honeywell subsidiaries and operations. We accounted for our participation in the Shared Plans as a multiemployer benefit plan. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans. The related pension expense was based on annual service cost of active Garrett participants and reported within Cost of goods sold in the Consolidated and Combined Statements of Operations. The pension expense specifically identified for the active Garrett participants in the Shared Plans for the years ended December 31, 2018, 2017 and 2016 was $5 million, $7 million and $6 million, respectively.

Foreign Currency Translation—Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. Dollars are translated into U.S. Dollars using year-end exchange rates. Sales, costs and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income (loss).

Derivative Financial Instruments—We minimize our risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. Derivative financial instruments that qualify for hedge accounting must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.

All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item.

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

Income Taxes—We account for income taxes pursuant to the asset and liability method which requires us to recognize current tax liabilities or receivables for the amount of taxes we estimate are payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.

Prior to the Spin-Off, the tax provision was presented on a separate company basis as if we were a separate filer. The effects of tax adjustments and settlements from taxing authorities are presented in our Consolidated and Combined Financial Statements in the period to which they relate as if we were a separate filer. Our current obligations for taxes are settled with our Former Parent on an estimated basis and adjusted in later periods as appropriate. All income taxes due to or due from our Former Parent that have not been settled or recovered by the end of the period are reflected in Invested deficit within the Consolidated and Combined Financial Statements. We are subject to income tax in the United States (federal, state and local) as well as other jurisdictions in which we operate. The tax provision has been calculated as if the carve-out entity was operating on a stand-alone basis and filed separate tax returns in the jurisdiction in which it operates. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the actual tax balances prior to or subsequent to the carve-out.

Earnings per share—Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. On October 1, 2018, the date of consummation of the Spin-Off, 74,070,852 shares of the Company’s Common Stock were distributed to Honeywell stockholders of record as of September 18, 2018 who held their shares through the Distribution Date. Basic and diluted EPS for all periods prior to the Spin-Off reflect the number of distributed shares, or 74,070,852 shares. For 2018, the distributed shares were treated as issued and outstanding from January 1, 2018 for purposes of calculating historical basic earnings per share.

Use of Estimates—The preparation of the Consolidated and Combined Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the Consolidated and Combined Financial Statements and related disclosures in the accompanying notes. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of changes are reflected in the Consolidated and Combined Financial Statements in the period they are determined to be necessary.

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, at the time the entity transfer occurs rather than when the asset is ultimately transferred to a third party, as required under current U.S. GAAP. The guidance is intended to reduce diversity in practice, particularly for transfers involving intellectual property. Subsequent to 2017 fiscal year, we adopted the accounting standard update as of January 1, 2018. The guidance requires application on a modified retrospective basis. The adoption of this guidance increased our deferred tax assets by $191 million with a cumulative-effect adjustment to retained earnings of the same amount.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The ASU eliminates Step 2 of the goodwill impairment test, which requires determining the fair value of assets acquired or liabilities assumed in a business combination. Under the amendments in this update, a goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We have early adopted this guidance during the fourth quarter of 2018. The adoption did not have an impact on our Consolidated and Combined Balance Sheets, Statements of Operations and related Notes to Consolidated and Combined Financial Statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. These amendments are intended to better align a company’s risk management strategies and financial reporting for hedging relationships. As further noted in our Derivative financial instruments accounting policy above, we early adopted during the third quarter of 2018 the new accounting guidance contained in ASU 2017-12 on a modified retrospective approach. In relation to the Company’s foreign currency exchange forward and option contracts (foreign currency exchange contracts), the adoption did not have an impact on our Consolidated and Combined Balance Sheets and Statements of Operations.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued guidance on accounting for leases which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases that will be effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We expect to adopt the requirements of the new standard effective January 1, 2019, and we will elect to not recast comparative periods in the transition. We estimate the adoption will result in the addition of $33 million to $43 million of right-of-use assets and liabilities to our consolidated balance sheet, with no significant change to our consolidated statements of operations or cash flows. In adopting the new leases standard as per January 1, 2019, the Company has applied the practical expedients as per ASC 842-10-65-1(f) and (g).

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for us in our first quarter of fiscal 2020, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. We are currently evaluating the impact of the guidance on our Consolidated and Combined Balance Sheets, Statements of Operations and related Notes to Consolidated and Combined Financial Statements.

In February 2018, the FASB issued guidance that allows for an entity to elect to reclassify the income tax effects on items within Accumulated other comprehensive income resulting from U.S. tax reform to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 with early adoption permitted, including interim periods within those years. The guidance allows for adoption (i) at the beginning of the period of adoption or (ii) retrospective to each period in which the income tax effects of the U.S. tax reform related to items recognized in Accumulated other comprehensive income are recognized. We are currently evaluating the impact of this standard on our Consolidated and Combined Financial Statements and whether we will elect to reclassify the income tax effects on items within Accumulated other comprehensive income resulting from U.S. tax reform to retained earnings.

Note 3. Related Party Transactions with Honeywell

Subsequent to Spin-Off

Following the Spin-Off, Honeywell is no longer considered a related party.

We have Obligations payable to Honeywell related to the Indemnification and Reimbursement Agreement and Tax Matters Agreement. See Note 21 Commitments and Contingencies for further details.

Prior to Spin-Off

The Consolidated and Combined Financial Statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Honeywell.

Prior to the Spin-Off, Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Business. The cost of these services has been allocated to the Business on the basis of the proportion of revenues. We consider the allocations to be a reasonable reflection of the benefits received by the Business. During the years ended December 31, 2018, 2017 and 2016, Garrett was allocated $87 million, $127 million and $75 million, respectively, of general corporate expenses incurred by Honeywell, and such amounts are included within Selling, general and administrative expenses in the Consolidated and Combined Statements of Operations. As certain expenses reflected in the Consolidated and Combined Financial Statements include allocations of corporate expenses from Honeywell, these statements could differ from those that would have been prepared had Garrett operated on a stand-alone basis.

Honeywell used a centralized approach for the purpose of cash management and financing of its operations. Prior to the Spin-Off, the Business’ cash was historically transferred to Honeywell daily, and Honeywell funded its operating and investing activities as needed. Honeywell had operated a centralized non-interest-bearing cash pool in U.S. and regional interest-bearing cash pools outside of U.S. As of December 31, 2017, the Company had non-interest-bearing cash pooling balances of $51 million which are presented in Invested deficit within the Consolidated and Combined Balance Sheets.

The Company received interest income for related party notes receivables of $1 million, $1 million and $4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Additionally, the Company incurred interest expense for related party notes payable of $1 million, $6 million and $6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Honeywell centrally hedged its exposure to changes in foreign exchange rates principally with forward contracts. Certain contracts were specifically designated to and entered on behalf of the Business with the Former Parent as a counterparty and were used to hedge known or probable anticipated foreign currency sales and purchases. The Business designated these hedges as cash flow hedges. These hedges were marked-to-market with the effective portion of the changes in fair value of the derivatives recorded in Accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact earnings. See Note 6 Non-Operating (Income) Expense, and Note 18 Accumulated Other Comprehensive Income (Loss), for the net impact of these economic foreign currency hedges in Non-Operating (Income) Expense and Accumulated Other Comprehensive Income, respectively, and Note 16 Financial Instruments and Fair Value Measures, for further details of these financial instruments.

Due from related parties, current consists of the following:

	December 31, 2018	December 31, 2017
Cash pooling and short-term notes receivables	$—	$495
Other tax receivables from Former Parent	—	26
Receivables from related parties	—	8
Related party notes receivables, current	—	1
Foreign currency exchange contracts	—	—
	$—	$530

Due from related parties, non-current consists of the following:

	December 31, 2018	December 31, 2017
Other tax receivables from Former Parent	$—	$23
	$—	$23

Due to related parties, current consists of the following:

	December 31, 2018	December 31, 2017
Cash pooling and short-term notes payables	$—	$545
Related party notes payables, current	—	484
Payables to related parties	—	51
Foreign currency exchange contracts	—	37
	$—	$1,117

Net transfers to and from Honeywell are included within Invested deficit on the Consolidated and Combined Balance Sheet. The components of the net transfers to and from Honeywell for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
	2018	2017	2016
General financing activities	$1,774	$(363)	$(151)
Distribution to Former Parent	(2,994)	(97)	(117)
Unbilled corporate allocations	41	70	37
Stock compensation expense and other compensation awards	17	19	16
Pension expense	7	9	13
Mandatory Transition Tax	(13)	354	—
Other Income Tax	—	22	91
Spin-Off related adjustments	(250)	—	—
Issuance of common stock and reclassification of invested deficit	2,714	—	—
Total net decrease (increase) in Invested deficit	$1,296	$14	$(111)

Note 4. Revenue Recognition and Contracts with Customers

The Company generates revenue through the sale of products to customers in the OEM and aftermarket channels. OEM and aftermarket contracts generally include scheduling agreements that stipulate the pricing and delivery terms that identify the quantity and timing of the product to be transferred.

Revenue recognition will be generally consistent with the previous standard, with the exception of how we account for payments made to customers in conjunction with future business. Historically these payments were recognized as a reduction of revenue at the time the payments were made. Under ASC 606, these payments result in deferred reductions to revenue that are subsequently recognized when the products are delivered to the customer. The Company evaluates the amounts capitalized each period end for recoverability and expenses any amounts that are no longer expected to be recovered over the term of the business arrangement. These payments are recorded in Other current assets and Other assets in our Consolidated and Combined Balance Sheet. Upon adoption the cumulative impact of this change is as follows:

	December 31, 2017
	As reported	Adjustments	As adjusted
Consolidated and Combined Balance Sheet
Assets
Current assets:
Other current assets	$321	$7	$328
Other assets	2	53	55

Liabilities
Non-current liabilities:
Deferred income taxes	956	6	962

Equity (Deficit)
Invested deficit	(2,433)	54	(2,379)

Under the modified retrospective method of adoption, we are required to disclose the impact to revenues had we continued to follow our accounting policies under the previous revenue recognition guidance. We estimate the impact to revenues for the year ended December 31, 2018 would have been a decrease of $6 million. As of December 31, 2018, deferred payments to customers recorded in Other current assets and Other assets in our Consolidated and Combined Balance Sheet were $9 million and $56 million. Refer to Note 2, Summary of Significant Accounting Policies for a summary of our significant policies for revenue recognition.

Disaggregated Revenue

For Net sales by region (determined based on country of shipment) and channel, refer to Note 24, Concentrations.

We recognize virtually all of our revenues arising from performance obligations at a point in time. Less than 1% of our revenue is satisfied over time.

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled receivables (contract assets) and billed accounts receivable, reported in Accounts, notes and other receivables – net, and customer advances and deposits (contract liabilities), reported in Accrued Liabilities, on the Consolidated and Combined Balance Sheet. Contract assets arise when the timing of cash collected from customers differs from the timing of revenue recognition. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized once invoiced in accordance with the terms of the contract. Contract liabilities are recorded in scenarios where we enter into arrangements where customers are contractually obligated to remit cash payments in advance of us satisfying performance obligations and recognizing revenue. Contract liabilities are generally derecognized when revenue is recognized.

These assets and liabilities are reported on the Consolidated and Combined Balance Sheet on a contract-by-contract basis at the end of each reporting period.

The following table summarizes our contract assets and liabilities balances:

2018
Contract assets—January 1	$5
Contract assets—December 31	5
Change in contract assets—Increase/(Decrease)	—
Contract liabilities—January 1	$(7)
Contract liabilities—December 31	(2)
Change in contract liabilities—(Increase)/Decrease	$5

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

Note 5. Other Expense, Net

	Years Ended December 31,
	2018	2017	2016
Indemnification related — post Spin-Off	$(16)	$—	$—
Asbestos related, net of probable insurance recoveries	131	132	181
Environmental remediation, non-active sites	5	(2)	2
	$120	$130	$183

Note 6. Non-Operating (Income) Expense

	Years Ended December 31,
	2018	2017	2016
Equity income of affiliated companies	$(5)	$(4)	$(6)
Interest income	(7)	(14)	(16)
Pension ongoing (income) expense—non service	2	(1)	5
Foreign exchange	6	—	9
Others, net	(4)	1	3
	$(8)	$(18)	$(5)

Note 7. Income Taxes

The sources of income (loss) from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the U.S., are as follows:

	Years Ended December 31,
Income before taxes	2018	2017	2016
Domestic entities	$(99)	$(105)	$(181)
Entities outside the U.S.	495	471	431
	$396	$366	$250

Tax expense (benefit)

Tax expense (benefit) consists of:

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$7	$311	$13
State	1	(2)	2
Foreign	113	67	75
	$121	$376	$90
Deferred:
Federal	(3)	3	—
State	—	6	—
Foreign	(902)	964	(39)
	$(905)	$973	$(39)
	$(784)	$1,349	$51

The U.S. federal statutory income tax rate is reconciled to our effective income tax rate as follows:

	Years Ended December 31,
	2018	2017	2016
U.S. federal statutory income tax rate	21.0%	35.0%	35.0%
Taxes on non-U.S. earnings different from U.S. tax rate, net of changes in valuation allowance	1.1%	(28.0)%	(46.1)%
Reserves for tax contingencies	1.0%	(14.3)%	7.0%
Enactment of the Tax Act	1.0%	364.7%	—
Non-deductible expenses	6.0%	11.6%	25.3%
Restructuring/Foreign Unremitted Earnings	(227.7)%	—	—
All other items	(0.4)%	(0.4)%	(0.8)%
	(198.0)%	368.6%	20.4%

The effective tax rate decreased by 566.6 percentage points in 2018 compared to 2017. The decrease was primarily attributable to the impacts of U.S. tax reform from 2017 (see "The Tax Act" further below) and due to tax benefits from the mitigation of certain potential tax liabilities as part of the internal restructuring of Garrett’s business in advance of the Spin-Off. The Company's non-U.S. effective tax rate was (197.6)%, a decrease of approximately 417 percentage points compared to 2017. The year-over-year decrease in the non-U.S. effective tax rate was primarily driven by the Company's change in assertion regarding foreign unremitted earnings in connection with the Tax Act, decreased expense for tax reserves in various jurisdictions, and higher earnings taxed at lower rates.

The effective tax rate increased by 348.2 percentage points in 2017 compared to 2016. The increase was primarily attributable to the provisional impact of U.S. tax reform (see "The Tax Act" further below), partially offset by increased tax benefits from the resolution of tax audits. The Company's non-U.S. effective tax rate was 218.9%, an increase of approximately 210.5 percentage points compared to 2016. The year-over-year increase in the non-U.S. effective tax rate was primarily driven by the Company's change in assertion regarding foreign unremitted earnings in connection with the Tax Act, partially offset by decreased expense for tax reserves in various jurisdictions and higher earnings taxed at lower rates.

Deferred tax assets (liabilities)

The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Pension	$—	$7
Other accruals and reserves	38	22
Net operating and capital losses	27	77
Depreciation and amortization	158	(8)
Other	10	15
Total Deferred tax assets	233	113
Valuation allowance	(24)	(48)
Net deferred tax assets	$209	$65
Deferred tax liabilities:
Investment basis differences	$(56)	$(980)
Other liabilities	(15)	—
Total deferred tax liabilities	(71)	(980)
Net deferred tax asset/(liability)	$138	$(915)

As discussed further below, under “The Tax Act”, the Company no longer intends to reinvest the historical earnings of its foreign subsidiaries as of December 31, 2018 and has recorded a deferred tax liability, mainly comprised of non-US withholding taxes of approximately $56 million.

Our deferred tax assets of $209 million relate primarily to non-U.S. operations comprised principally of deductible temporary differences and net operating loss carryforwards (mainly in Brazil, France, Germany and Portugal). We maintain a valuation allowance of $24 million against a portion of the non-U.S. gross deferred tax assets. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through an increase to Tax expense in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a reduction to Tax expense in the period that such determination is made. Our balance sheets present a deferred tax asset of $165 million and a deferred tax liability of $27 million after taking into account jurisdictional netting.

As of December 31, 2018, our net operating loss carryforwards were as follows:

	Expiration	Net Operating
	Period	Loss
	Jurisdiction	Carryforwards
Non-U.S.	2027	$3
Non-U.S.	Indefinite	85
		$88

Many jurisdictions impose limitations on the timing and utilization of net operating loss carryforwards. In those instances whereby there is an expected permanent limitation on the utilization of the net operating loss or tax credit carryforward, the deferred tax asset and amount of the carryforward have been reduced.

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	2018	2017	2016
Change in unrecognized tax benefits:
Balance at beginning of year	$100	$152	$136
Gross increases related to current period tax positions	7	11	21
Gross increases related to prior periods tax positions	5	1	1
Gross decreases related to prior periods tax positions	(8)	(64)	(5)
Decrease related to resolutions of audits with tax authorities	—	(2)	—
Expiration of the statute of limitations for the assessment of taxes	—	—	—
Potential Indemnifications to Honeywell for US and foreign taxes as contractually obligated in connection with Tax Matters Agreement	(71)	—	—
Foreign currency translation	(1)	2	(1)
Balance at end of year	$32	$100	$152

As of December 31, 2018, 2017, and 2016 there were $32 million, $100 million, and $152 million, respectively, of unrecognized tax benefits that if recognized would be recorded as a component of Tax expense.

The following table summarizes tax years that remain subject to examination by major tax jurisdictions as of December 31, 2018:

Open Tax Years Based on Originally Filed Returns
	Examination	Examination
	in Progress	Not Yet
	Jurisdiction	Initiated
U.S. Federal	2015-2016	2017-2018
U.S. State	2015-2017	2018
Germany	2008-2015	2016-2018
India	1999-2016	2017-2018
United Kingdom	2013-2015	2016-2018

* Includes provincial or similar local jurisdictions, as applicable

Based on the outcome of these examinations, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. In addition, the outcome of these examinations may impact the valuation of certain deferred tax assets (such as net operating losses) in future periods.

Estimated interest and penalties related to the underpayment of income taxes are classified as a component of Tax expense in the Consolidated and Combined Statement of Operations and totaled $2 million of income attributed to recognition of previously unrecognized tax benefits, $6 million of income, and $5 million of expense for the years ended December 31, 2018, 2017, and 2016, respectively. Accrued interest and penalties were $29 million, $35 million, and $43 million, as of December 31, 2018, 2017, and 2016, respectively.

The Tax Act

On December 22, 2017, the U.S. enacted H.R. 1, commonly known as the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the taxation of multinational corporations. The Tax Act changed the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also included a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment and limitation of the deduction for interest expense.

Furthermore, as part of the transition to the new tax system, a one-time transition tax was imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates. Although the Tax Act was generally effective January 1, 2018, GAAP required recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017.

As a result of the impacts of the Tax Act, the SEC provided guidance that allowed the Company to record provisional amounts for those impacts, with the requirement that the accounting be completed in a period not to exceed one year from the date of enactment. As of December 31, 2018, the Company has completed the accounting for the tax effects of the Tax Act. The primary impacts of the Tax Act relate to the re-measurement of deferred tax assets and liabilities resulting from the change in the corporate tax rate (“Corporate Tax Rate Change”); the one-time mandatory transition tax on undistributed earnings of foreign affiliates (“MTT”); and deferred taxes in connection with a change in the Company’s intent to permanently reinvest the historical undistributed earnings of its foreign affiliates (“Undistributed Foreign Earnings”).

Corporate Tax Rate Change—For the year ended December 31, 2017 when the Business was still part of Honeywell and its consolidated tax return filings, we recorded a tax expense of less than $1 million due to the decrease in the corporate tax rate from 35% to 21% with respect to the remeasurement of the deferred tax assets and liabilities.

At the date of enactment, the Company had a deferred tax asset for the excess of its tax basis over net book value of its U.S. assets and liabilities that will generate future tax deductions in excess of book value. Due to the Tax Act, these additional tax deductions will be subject to tax at a lower corporate tax rate, consequently reducing the Company’s deferred tax asset as of the date of enactment.

Mandatory Transition Tax—For the year ended December 31, 2017, we recorded a provisional tax charge of approximately $354 million determined as if the Company was a stand-alone business due to the imposition of the MTT on the deemed repatriation of undistributed foreign earnings.

The Tax Act imposes a one-time tax on undistributed and previously untaxed post-1986 foreign earnings and profits (“E&P”) as determined in accordance with U.S. tax principles of certain foreign corporations owned by U.S. shareholders. In general, we estimated $1.7 billion of E&P related to our foreign affiliates that is subject to the MTT. The MTT is imposed at a rate of 15.5% to the extent of the cash and cash equivalents that are held by the foreign affiliates at certain testing dates; the remaining E&P is taxed at a rate of 8.0%. As a result of Honeywell finalizing its computation of the MTT, Garrett was allocated an indemnity obligation of $240 million. The Company has completed its analysis of the impact of the Tax Act and fully recorded this impact.

In addition, pursuant to the Tax Matters Agreement, we will be required to make payments to a subsidiary of Honeywell in an amount payable in Euros (calculated by reference to the Distribution Date Currency Exchange Rate) representing the net tax liability of Honeywell under the mandatory transition tax attributable to the Business, as determined by Honeywell. Following the Spin-Off which occurred in October 2018, Honeywell has determined the portion of its net tax liability attributable to the Business is $240 million. The amount will be payable in installments over 8 years and may be adjusted at Honeywell’s discretion in the event of an audit adjustment or otherwise. Furthermore, Honeywell will control any subsequent tax audits or legal proceedings with respect to the mandatory transition tax, and accordingly we do not expect to be able to make definitive decisions regarding settlements or other outcomes that could influence our potential related exposure.

Undistributed Foreign Earnings—For the year ended December 31, 2017, we recorded a tax charge of $980 million due to the Company’s intent to not permanently reinvest the historical undistributed earnings of its foreign affiliates. The amount was calculated as if the Company was operating on a stand-alone basis for the full year and filed separate tax returns in the jurisdictions in which it operates. The Company has completed its analysis of the impact of the Tax Act and fully recorded this impact.

We previously considered substantially all of the earnings in our non-U.S. subsidiaries to be permanently reinvested and, accordingly, recorded no deferred income taxes on such earnings. As a result of the fundamental changes to the taxation of multinational corporations created by the Tax Act, the Company no longer intends to permanently reinvest the historical undistributed earnings of its foreign affiliates which amount to approximately $1.7 billion as of December 31, 2018 (including current year earnings). GAAP requires recognition of a deferred tax liability in the reporting period in which its intent to no longer permanently reinvest its historical undistributed foreign earnings is made. Although no U.S. federal taxes will be imposed on such future distributions of foreign earnings, in many cases the cash transfer will be subject to foreign withholding and other local taxes. Accordingly, at December 31, 2018, the Company has included a deferred tax liability of $56 million, mostly related to non-U.S. withholding taxes. Further, the Company previously recorded its provisional estimate based on E&P as distributable reserves was not available at that time. We have finalized our analysis using distributable reserves to compute the deferred tax liability.

Global Intangible Low-Taxed Income—In addition to the changes described above, the Tax Act imposes a U.S. tax on global intangible low-taxed income (“GILTI”) that is earned by certain foreign affiliates owned by a U.S. shareholder. The computation of GILTI is still subject to interpretation and additional clarifying guidance is expected, but is generally intended to impose tax on earnings of a foreign corporation that are deemed to exceed a certain threshold return relative to the underlying business investment. For purposes of the Consolidated and Combined Financial Statements, future taxes related to GILTI have not been included as they are being recorded as a current period expense in the reporting period in which the tax is incurred.

Supplemental Cash Flow Information— Included in Income taxes paid, net of refunds for 2017 on the Consolidated and Combined Statements of Cash Flows is the provisional tax charge settled with the Former Parent of $354 million due to the imposition of the mandatory transition tax on the deemed repatriation of certain undistributed foreign earnings. As noted above within the Mandatory Transition Tax section, this liability was ultimately reduced to $240 million in 2018 as an adjustment to equity in connection with the opening balance sheet (and will be paid to Honeywell over an 8 year period). Additionally, included within the change in 2017 deferred income taxes is the provisional tax charge of $980 million related to a reduction of estimated foreign and state taxes on undistributed earnings of its foreign affiliates. As noted above under “Tax expense (benefit)”, the Company recorded a tax benefit due to the mitigation of certain potential tax liabilities as part of the internal restructuring of Garrett’s business in advance of the Spin-Off.  The balance as of December 31, 2018 is $56 million.

Note 8. Accounts, Notes and Other Receivables—Net

	December 31, 2018	December 31, 2017
Trade receivables	$593	$592
Notes receivables	93	83
Other receivables	67	73
	$753	$748
Less—Allowance for doubtful accounts	(3)	(3)
	$750	$745

Trade Receivables include $5 million and $6 million of unbilled balances as of December 31, 2018 and 2017, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. See Note 4 Revenue Recognition and Contracts with Customers.

Note 9. Inventories—Net

	December 31, 2018	December 31, 2017
Raw materials	$112	$118
Work in process	19	20
Finished products	64	73
	$195	$211
Less—Reserves	(23)	(23)
	$172	$188

Note 10. Other Current Assets

	December 31,
	2018	2017
Marketable securities(a)	$—	$298
Insurance recoveries for asbestos-related liabilities	—	17
Prepaid expenses	14	3
Taxes receivable	35	—
Advanced discounts to customers, current	9	—
Customer reimbursable engineering	10	3
Other	3	—
	$71	$321

(a)	Represents time deposits greater than 90 days, but less than a year.

Note 11. Property, Plant and Equipment—Net

	December 31,
	2018	2017
Machinery and equipment	$623	$720
Tooling	306	291
Buildings and improvements	136	145
Construction in progress	57	65
Software	54	54
Land and improvements	16	14
Others	24	25
	1,216	1,314
Less—Accumulated depreciation and amortization	(778)	(872)
	$438	$442

Depreciation and amortization expense was $72 million, $64 million and $59 million in 2018, 2017 and 2016, respectively.

Note 12. Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 is as follows:

	December 31, 2017	Currency Translation Adjustment	December 31, 2018
Goodwill	$193	—	$193

Note 13. Accrued Liabilities

	December 31, 2018	December 31, 2017
Asbestos-related liabilities(a)	$—	$185
Customer pricing reserve	107	114
Compensation, benefit and other employee related	71	65
Repositioning	15	60
Product warranties and performance guarantees	32	28
Other taxes	113	22
Advanced discounts from suppliers, current	17	12
Customer advances and deferred income(b)	14	21
Accrued interest	6	—
Other (primarily operating expenses)	51	64
	$426	$571

(a)

For periods prior to the Spin-Off, we reflect an estimated liability for resolution of pending and future asbestos-related liabilities primarily related to the Bendix legacy Honeywell business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. In periods subsequent to the Spin-Off, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement with Honeywell. Such liabilities are recorded in Obligations payable to Honeywell. Refer to Note 21 Commitments and Contingencies.

(b)

Customer advances and deferred income include $2 million and $7 million of contract liabilities as of December 31, 2018 and 2017, respectively. See Note 4 Revenue Recognition and Contracts with Customers.

The Company accrued repositioning costs related to projects to optimize our product costs and to right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold in our Consolidated and Combined Statement of Operations.

	Severance Costs	Exit Costs	Total
Balance at December 31, 2016	$35	$8	$43
Charges	20	—	20
Usage—cash	(6)	(2)	(8)
Foreign currency translation	4	1	5
Balance at December 31, 2017	53	7	60
Charges	2	—	2
Usage—cash	(42)	(5)	(47)
Foreign currency translation	—	—	—
Balance at December 31, 2018	$13	$2	$15

Note 14. Long-term Debt and Credit Agreements

The principal amounts outstanding on long-term debt and the revolving credit facility are as follows:

December 31, 2018
Term Loan A	$374
Term Loan B	853
Senior Notes	401
1,628
Less: current portion	(23)
$1,605

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

The schedule of principal payments on long-term debt and the revolving credit facility is as follows:

December 31, 2018
2019	$23
2020	28
2021	47
2022	65
2023	231
Thereafter	1,234
$1,628
Less: current portion	(23)
$1,605

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/ repurchases, in respect of the our and our subsidiaries’ equity interests, to engage in transactions with affiliates, amend certain material documents or to permit the International Financial Reporting Standards equity amount of Lux Borrower to decrease below a certain amount. The Credit Agreement also contains financial covenants requiring the maintenance of a consolidated total leverage ratio of not greater than 4.25 to 1.00 (with step-downs to (i) 4.00 to 1.00 in approximately 2019, (ii) 3.75 to 1.00 in approximately 2020 and (iii) 3.50 to 1.00 in approximately 2021), and a consolidated interest coverage ratio of not less than 2.75 to 1.00. We are in compliance with our financial covenants as of December 31, 2018.

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

Note 15. Lease Commitments

Future minimum lease payments under operating leases having initial non-cancellable lease terms in excess of one year are as follows:

December 31, 2018
2019	$12
2020	8
2021	5
2022	4
2023	4
Thereafter	15
$48

Rent expense was $14 million, $10 million and $11 million in 2018, 2017 and 2016, respectively.

Note 16. Financial Instruments and Fair Value Measures

Credit and Market Risk—We continually monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. The terms and conditions of our credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer.

Foreign Currency Risk Management—We are exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and transactions arising from international trade.

For the periods prior to the Spin-Off, as part of Honeywell´s centralized treasury function, the primary objective was to preserve the U.S. Dollar value of foreign currency denominated cash flows and earnings. We hedged major exposures to foreign currency denominated cash flows to smoothen the effects of fluctuations in foreign currency exchange rates on earnings. We designated the related hedging instruments as cash flow hedges, except in cases where the hedged item was recognized on balance sheet. The gain or loss from a derivative financial instrument designated as a cash flow hedge was classified in the same line of the Consolidated and Combined Statements of Operations as the offsetting loss or gain on the hedged item.

The historical treasury strategies implemented by Honeywell’s centralized treasury function differ from our treasury strategy as a standalone company, which is described below.

We hedge currency exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency exchange forward contracts (foreign currency exchange contracts). We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Non-operating (income) expense. Open foreign currency exchange contracts (excluding the below cross-currency swap) mature in the next four months.

At December 31, 2018 and December 31, 2017, we had contracts with aggregate gross notional amounts of $838 million and $928 million, respectively, to exchange foreign currencies, principally the U.S. Dollar, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Australian Dollar and Korean Won.

Fair Value of Financial Instruments—The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and December 31, 2017:

			Fair Value
	Notional Amounts		Assets			Liabilities
	December 31, 2018	December 31, 2017	December 31, 2018		December 31, 2017	December 31, 2018		December 31, 2017
Designated forward currency exchange contracts	$—	$556	$—		$—	$—		$35	(d)
Undesignated instruments:
Undesignated cross-currency swap	425	—	16	(a)	—	—		—
Undesignated forward currency exchange contracts	413	372	4	(b)	—	1	(c)	2	(d)
	838	372	20		—	1		2
	$838	$928	$20		$—	$1		$37

(a)	Recorded within Other assets in the Company’s Consolidated and Combined Balance Sheets
(b)	Recorded within Other current assets in the Company’s Consolidated and Combined Balance Sheets

(c)	Recorded within Accrued liabilities in the Company’s Consolidated and Combined Balance Sheets
(d)	Recorded within Due to related parties in the Company’s Consolidated and Combined Balance Sheet

On September 27, 2018, the Company entered into a floating-floating cross-currency swap contract to hedge the foreign currency exposure from foreign currency-denominated debt which will mature on September 27, 2025. The gain or loss on this derivative instrument is recognized in earnings and included in Non-operating (income) expense. For the year ended December 31, 2018, gains recorded in Non-operating (income) expense, under the cross-currency swap contract were $16 million.

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

The carrying value of Cash and cash equivalents, Marketable securities (Level 2), Account receivables, notes and other receivables, Due from related parties, Account payables, and Due to related parties contained in the Consolidated and Combined Balance Sheets approximates fair value.

The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2018
	Carrying Value	Fair Value
Long-term debt and related current maturities	$1,592	$1,548

The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered level 2.

Note 17. Other Liabilities

	Years Ended December 31,
	2018	2017
Pension and other employee related	$71	$54
Advanced discounts from suppliers	63	53
Income taxes	59	42
Other	16	12
	$209	$161

Note 18. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) are provided in the tables below:

	Pre-Tax	Tax	After-Tax
Year Ended December 31, 2016
Foreign exchange translation adjustment	$29	$—	$29
Pension adjustments	(12)	—	(12)
Changes in fair value of effective cash flow hedges	38	(5)	33
	$55	$(5)	$50
Year Ended December 31, 2017
Foreign exchange translation adjustment	$72	$—	$72
Pension adjustments	—	—	—
Changes in fair value of effective cash flow hedges	(84)	7	(77)
	$(12)	$7	$(5)
Year Ended December 31, 2018
Foreign exchange translation adjustment	$(198)	$—	$(198)
Pension adjustments	(2)	—	(2)
Changes in fair value of effective cash flow hedges	37	(2)	35
	$(163)	$(2)	$(165)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

				Total
	Foreign	Changes in Fair		Accumulated
	Exchange	Value of		Other
	Translation	Effective Cash	Pension	Comprehensive
	Adjustment	Flow Hedges	Adjustments	Income (Loss)
Balance at December 31, 2016	$212	$42	$(11)	$243
Other comprehensive income (loss) before reclassifications	72	(66)	—	6
Amounts reclassified from accumulated other comprehensive income (loss)	—	(11)	—	(11)
Net current period other comprehensive income (loss)	72	(77)	—	(5)
Balance at December 31, 2017	$284	$(35)	$(11)	$238
Other comprehensive income (loss) before reclassifications	(198)	12	(5)	(191)
Amounts reclassified from accumulated other comprehensive income	—	23	3	26
Net current period other comprehensive income (loss)	(198)	35	(2)	(165)
Balance at December 31, 2018	$86	$—	$(13)	$73

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Year ended December 31, 2018
Affected Line in the Consolidated and Combined Statement of Operations
			Selling,
		Cost of	General and
	Net	Goods	Administrative	Non-Operating (Income)
	Sales	Sold	Expenses	Expense	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$—	$—	$3	$3
Losses (gains) on cash flow hedges	(1)	26	—	—	25
Tax expense (benefit)					(2)
Total reclassifications for the period, net of tax					$26

Year ended December 31, 2017
Affected Line in the Consolidated and Combined Statement of Operations
			Selling,
		Cost of	General and
	Net	Goods	Administrative	Non-Operating (Income)
	Sales	Sold	Expenses	Expense	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$—	$—	$—	$—
Losses (gains) on cash flow hedges	—	(14)	—	—	(14)
Tax expense (benefit)					3
Total reclassifications for the period, net of tax					$(11)

Note 19. Stock-Based Compensation

On September 14, 2018, our Board adopted, and Honeywell, as our sole stockholder, approved, the 2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates (the “Stock Incentive Plan”) and the 2018 Stock Plan for Non-Employee Directors (the “Director Equity Plan”). The Stock Incentive Plan provides for the grant of stock options, stock appreciation rights, performance awards, restricted stock units, restricted stock, other stock-based awards, and cash-based awards to employees of Garrett or its affiliates, and independent contractors or consultants of Garrett. The maximum aggregate number of shares of our common stock that may be issued under the Stock Incentive Plan is 10,000,000 shares and, for the Director Equity Plan, 400,000 shares. Up to 5,000,000 shares may be granted as incentive stock options under the Stock Incentive Plan.

As of December 31, 2018, 6,620,619 shares of our common stock were available for future issuance under the Stock Incentive Plan.

As of December 31, 2018, no awards have been granted to members of our Board under the Director Equity Plan and 400,000 shares of our common stock remain available for future issuance under such plan.

Restricted Stock Units —Restricted stock unit (“RSU”) awards are issued to certain key employees and directors at fair market value at the date of grant. RSUs typically vest over a period of three or four years, and when vested, each unit entitles the holder to one share of our common stock.

•	In 2018, 496,240 RSUs were granted to officers of Garrett with three- and four-year vesting periods pursuant to the Stock Incentive Plan.
•

In connection with the Spin-Off, any Honeywell equity awards held by our employees that were outstanding and unvested as of the date of the Spin-Off were terminated and canceled in accordance with their terms and we issued replacement RSU awards in the amount of 2,848,541 RSUs under our Stock Incentive Plan. The vesting schedule for each replacement award is substantially the same as that of the forfeited award. These replacement awards were intended to preserve the intrinsic value of the forfeited awards as of the Spin-Off. As a result, there was no incremental stock-based compensation expense recorded. Compensation expense for these awards will continue to be recognized ratably over the remaining term of the unvested awards, which ranges from 0 to 5.4 years as of the date of the Spin-Off, and shall be based on management's estimate of the number of shares expected to vest.

The following table summarizes information about RSU activity related to our Stock Incentive Plan for the year ended December 31, 2018:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at October 1, 2018	2,848,541	$8.70
Granted	530,840	17.76
Vested	(4,452)	6.67
Forfeited	(5,307)	14.16
Non-vested at December 31, 2018	3,369,622	$10.12

As of December 31, 2018, there was approximately $25 million of total unrecognized compensation cost related to unvested RSUs granted under our Stock Incentive Plan, which is expected to be recognized over a weighted-average period of 2.8 years.

The following table summarizes information about the income statement impact from RSUs for the year ended December 31, 2018:

Compensation expense	$5
Future income tax benefit recognized	1

Stock Based Awards Granted by Honeywell—For periods prior to the Spin-Off, Honeywell maintained stock-based compensation plans for the benefit of its officers, directors and employees. Under the Former Parent´s stock-based compensation plans, Honeywell awarded RSUs, stock options and PSUs to certain employees. Stock-based compensation expense related to awards granted by Honeywell recognized in the Consolidated and Combined Statements of Operations amounted to $16 million, $15 million and $12 million for the years ended December 31, 2018, 2017 and 2016, respectively, of which approximately $10 million, $8 million and $5 million are specifically identified for employees within the Business, respectively and $6 million, $7 million and $7 million is related to shared employees not specifically identifiable to the Business, respectively. These amounts represent stock-based compensation expenses attributable to the Business based on the awards and terms previously granted under the incentive compensation plans to employees within the Business and an allocation of Former Parent’s corporate and shared functional employee stock based compensation expenses. Accordingly, the amounts presented are not necessarily indicative of current and future awards and do not necessarily reflect the results that the Business would have experienced as an independent company for the periods presented.

The activity related to stock based awards granted by Honeywell to employees of the Business for the year ended December 31, 2017 consisted of the following:

	RSUs			Options
			Wtd Avg
	Number of		Grant Date	Number of		Wtd Avg
	RSUs		Fair Value	Options		Exercise Price
Outstanding as of December 31, 2016	163,110		$96	475,476		$87
Granted(a)	45,503		131	162,600		125
Vested/exercised	(41,137)		83	(121,231)		79
Outstanding as of December 31, 2017	167,476	(b)(c)	$108	516,845	(d)	$101

(a)	Primarily represents awards granted by Honeywell in February and July 2017.
(b)	Aggregate unrecognized compensation expense related to RSUs was $9.4 million as of December 31, 2017, which is expected to be recognized over a weighted average period of 3.6 years.

(c)	Substantially all RSUs outstanding as of December 31, 2017 are expected to vest over time.
(d)	Aggregate unrecognized compensation expense related to stock options was $4.2 million as of December 31, 2017, which is expected to be recognized over a weighted average period of 2.5 years.

Note 20. Earnings Per Share

On October 1, 2018, the date of consummation of the Spin-Off, 74,070,852 shares of the Company’s common stock were distributed to Honeywell stockholders of record as of September 18, 2018 who held their shares through the Distribution Date. Basic and Diluted EPS for all historical periods prior to the Spin-Off reflect the number of distributed shares, or 74,070,852 shares. For 2018, these shares are treated as issued and outstanding from January 1, 2018 to the Spin-Off for purposes of calculating basic earnings per share.

The details of the earnings per share calculations for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Years Ended December 31,
	2018	2017	2016
Basic
Net Income	$1,180	$(983)	$199
Weighted average common shares outstanding	74,059,240	74,070,852	74,070,852
EPS – Basic	$15.93	$(13.27)	$2.69

	Years Ended December 31,
	2018	2017	2016
Diluted
Net Income	$1,180	$(983)	$199
Weighted average common shares outstanding – Basic	74,059,240	74,070,852	74,070,852
Dilutive effect of unvested RSUs	342,908	—	—
Weighted average common shares outstanding – Diluted	74,402,148	74,070,852	74,070,852
EPS – Diluted	$15.86	$(13.27)	$2.69

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. There were no anti-dilutive shares excluded from the computation of Diluted EPS for any of the periods presented.

Note 21. Commitments and Contingencies

Obligations payable to Honeywell

Honeywell is a defendant in asbestos-related personal injury actions mainly related to its legacy Bendix friction materials (“Bendix”) business. The Bendix business manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. Certain operations that were part of the Bendix business were transferred to Garrett.

In connection with the Spin-Off, we entered into an Indemnification and Reimbursement Agreement with Honeywell on September 12, 2018. As of the Spin-Off date of October 1, 2018, we are obligated to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of this Indemnification and Reimbursement Agreement, we are responsible for paying to Honeywell such amounts, up to a cap of an amount equal to the Euro-to-U.S. dollar exchange rate determined by Honeywell as of a date within two business days prior to the date of the Distribution (1.16977 USD = 1 EUR)

equivalent of $175 million in respect of such liabilities arising in any given calendar year. The payments that we are required to make to Honeywell pursuant to the terms of this agreement will not be deductible for U.S. federal income tax purposes. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the fourth quarter of 2018, we paid Honeywell the Euro-equivalent of $41 million in connection with the Indemnification and Reimbursement Agreement.

On September 12, 2018, we also entered into a Tax Matters Agreement with Honeywell (the “Tax Matters Agreement”), which governs the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests). The Tax Matters Agreement generally provides that, following the Spin-Off date of October 1, 2018, we are responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. Among other items, as a result of the mandatory transition tax imposed by the Tax Cuts and Jobs Act, one of our subsidiaries is required to make payments to a subsidiary of Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. We currently estimate that our aggregate payments to Honeywell with respect to the mandatory transition tax will be $240 million. Under the terms of the Tax Matters Agreement, we are required to pay this amount in Euros, without interest, in five annual installments, each equal to 8% of the aggregate amount, followed by three additional annual installments equal to 15%, 20% and 25% of the aggregate amount, respectively. In connection with this agreement, we paid Honeywell the Euro-equivalent of $19 million during the fourth quarter of 2018.

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

The following table summarizes our Obligation payable to Honeywell related to these agreements following the Spin-Off:

	2018
	Asbestos and environmental	Tax Matters	Total
Beginning of year	$—	$—	$—
Spin-Off related adjustments	1,328	308	1,636
Accrual for update to estimated liability	(30)	—	(30)
Legal fees expensed	14	—	14
Payments to Honeywell	(41)	(19)	(60)
Currency translation adjustment	(27)	(7)	(34)
End of year	$1,244	$282	$1,526

Current	108	19	127
Non-current	1,136	263	1,399
Total	$1,244	$282	$1,526

Asbestos Matters

For the periods prior to the Spin-Off, these Consolidated and Combined Financial Statements reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities primarily related to the Bendix legacy Honeywell business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. However, this recognition model differs from the recognition model applied subsequent to the Spin-Off as outlined above. In periods subsequent to the Spin-Off, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement with Honeywell entered into on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.

The following table summarizes information concerning both Bendix and other asbestos-related balances. Other represents asbestos liabilities related to claimants outside the United States.

Asbestos-Related Liabilities

	Year ended December 31, 2018			Year ended December 31, 2017			Year ended December 31, 2016
	Bendix	Other	Total	Bendix	Other	Total	Bendix	Other	Total
Beginning of year	$1,703	$9	$1,712	$1,789	$6	$1,795	$1,793	$6	$1,799
Accrual for update to estimated liabilities	141	—	141	199	4	203	203	—	203
Change in estimated cost of future claims	—	—	—	(65)	—	(65)	(10)	—	(10)
Update of expected resolution values for pending claims	—	—	—	3	—	3	4	—	4
Asbestos-related liability payments	(151)	(4)	(155)	(223)	(1)	(224)	(201)	—	(201)
Spin-Off related adjustments	(1,693)	(4)	(1,697)	—	—	—	—	—	—
End of year	$—	$1	$1	$1,703	$9	$1,712	$1,789	$6	$1,795

Insurance Recoveries for Asbestos-Related Liabilities

	2018	2017	2016
	Bendix	Bendix	Bendix
Beginning of year	$191	$201	$222
Probable insurance recoveries related to estimated liability	10	10	8
Insurance receipts for asbestos-related liabilities	(24)	(20)	(37)
Insurance receivables settlements and write-offs	1	—	7
Other	—	—	1
Spin-Off related adjustments	(178)	—	—
	$—	$191	$201

Asbestos balances are included in the following balance sheet accounts:

	December 31,
	2018	2017
Other current assets	$—	$17
Insurance recoveries for asbestos-related liabilities	—	174
	$—	$191
Accrued liabilities	$—	$185
Asbestos-related liabilities	1	1,527
	$1	$1,712

The following tables present information regarding Bendix-related asbestos claims activity:

	Years Ended December 31,
Claims Activity	2018	2017
Claims Unresolved at the beginning of year	6,280	7,724
Claims Filed	2,430	2,645
Claims Resolved	(2,501)	(4,089)
Claims Unresolved at the end of the year	6,209	6,280

	December 31,
Disease Distribution of Unresolved Claims	2018	2017
Mesothelioma and Other Cancer Claims	2,949	3,062
Nonmalignant Claims	3,260	3,218
Total Claims	6,209	6,280

Honeywell has experienced average resolutions per Bendix-related asbestos claim, excluding legal costs, as follows:

	Years Ended December 31,
	2018	2017	2016	2015	2014
			(in whole dollars)
Malignant claims	$55,300	$56,000	$44,000	$44,000	$53,500
Nonmalignant claims	$4,700	$2,800	$4,485	$100	$120

It is not possible to predict whether resolution values for Bendix-related asbestos claims will increase, decrease or stabilize in the future.

Other Matters

We are subject to other lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. To date, no such matters are material to the Consolidated and Combined Statements of Operations.

Warranties and Guarantees

In the normal course of business we issue product warranties and product performance guarantees. We accrue for the estimated cost of product warranties and performance guarantees based on contract terms and historical experience at the time of sale to the customer. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. Product warranties and product performance guarantees are included in Accrued liabilities. The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees.

	Years Ended December 31,
	2018	2017	2016
Beginning of year	$28	$22	$19
Accruals for warranties/guarantees issued during the year	33	14	14
Settlement of warranty/guarantee claims	(29)	(8)	(11)
	$32	$28	$22

Note 22. Defined Benefit Pension Plans

We sponsor several funded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of our U.S. employees are provided through a non-contributory, qualified defined benefit plan. All non-union hourly and salaried employees joining the Business for the first time after December 31, 2012, are not eligible to participate in our U.S. defined benefit pension plans. We also sponsor defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in Switzerland and Ireland. Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.

For periods prior to the Spin-Off, we only accounted for our pension plan in Ireland as a defined benefit pension plan. Our other pension plans were accounted for as multiemployer plans.

On October 1, 2018, in connection with the Spin-Off, we performed an interim remeasurement of our defined benefit pension plan in Ireland to update the discount rate as of the date immediately prior to the Spin-Off as mandated by the Employee Matters Agreement.

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with our significant pension plans.

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
	2018	2018(1)	2017(1)
Change in benefit obligation:
Benefit obligation at beginning of the year	$—	$107	$89
Transfer of plan obligations from Former Parent	181	65	—
Spin-Off remeasurement adjustment	—	2	—
Service cost	—	4	2
Interest cost	2	2	2
Plan amendments	—	1	—
Actuarial (gains) losses	(3)	(5)	3
Benefits paid	(2)	(3)	(1)
Foreign currency translation	—	(5)	12
Other	—	4	—
Benefit obligation at end of the year	178	172	107
Change in plan assets:
Fair value of plan assets at beginning of the year	—	64	50
Transfer of plan assets from Former Parent	181	54	—
Spin-Off remeasurement adjustment	—	(10)	—
Actual return on plan assets	(2)	2	4
Employer contributions	—	16	3
Benefits paid	(2)	(3)	—
Foreign currency translation	—	(4)	7
Other	—	4	—
Fair value of plan assets at end of year	177	123	64
Funded status of plans	$(1)	$(49)	$(43)
Amounts recognized in Consolidated Balance Sheet consist of:
Accrued pension liabilities - current	—	—	(3)
Accrued pension liabilities - noncurrent(2)	(1)	(49)	(40)
Net amount recognized	$(1)	$(49)	$(43)

(1)

For the periods prior to the Spin-Off, only the pension plan in Ireland is reflected as a non-U.S. defined benefit pension plan as all other pension plans were accounted for as multiemployer plans. Following the Spin-Off, the defined benefit pension plan in Switzerland is also reflected.

(2)	Included in Other liabilities in the Consolidated and Combined Balance Sheet

Amounts recognized in Accumulated other comprehensive (income) loss associated with our significant pension and other postretirement benefit plans at December 31, 2018 are as follows:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
	2018	2018(1)	2017(1)
Prior service (credit)	$(2)	$—	$—
Net actuarial loss	4	7	11
Net amount recognized	$2	$7	$11

(1)

For the periods prior to the Spin-Off, only the pension plan in Ireland is reflected as a non-U.S. defined benefit pension plan as all other pension plans were accounted for as multiemployer plans. Following the Spin-Off, the defined benefit pension plan in Switzerland is also reflected.

The components of net periodic benefit (income) cost and other amounts recognized in Other comprehensive (income) loss for our significant pension and other postretirement benefit plans include the following components:

	Pension Benefits
	U.S. Plans	Non-U.S. Plans
Net Periodic Benefit Cost	2018	2018(1)	2017(1)
Service cost	$—	$4	$2
Interest cost	2	2	2
Expected return on plan assets	(3)	(3)	(2)
Recognition of actuarial losses	—	3	—
Net periodic benefit (income) cost	$(1)	$6	$2

(1)

For the periods prior to the Spin-Off, only the pension plan in Ireland is reflected as a non-U.S. defined benefit pension plan as all other pension plans were accounted for as multiemployer plans. Following the Spin-Off, the defined benefit pension plan in Switzerland is also reflected.

Other Changes in Plan Assets and Benefits Obligations Recognized in	U.S. Plans	Non-U.S. Plans
Other Comprehensive (Income) Loss	2018	2018(1)	2017(1)
Actuarial (gains) losses	$2	$(4)	$—
Prior service (credit)	—	1	—
Actuarial losses recognized during year	—	(3)	—
Total recognized in other comprehensive (income) loss	$2	$(6)	$—
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$1	$—	$2

(1)

For the periods prior to the Spin-Off, only the pension plan in Ireland is reflected as a non-U.S. defined benefit pension plan as all other pension plans were accounted for as multiemployer plans. Following the Spin-Off, the defined benefit pension plan in Switzerland is also reflected.

The estimated prior service (credit) for pension benefits that will be amortized from Accumulated other comprehensive (income) loss into net periodic benefit (income) cost in 2019 are expected to be less than $1 million for both the U.S. and non-U.S. pension plans.

Major actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for our significant benefit plans are presented in the following table as weighted averages.

	Pension Benefits
	U.S. Plans	Non-U.S. Plans
	2018	2018(1)	2017(1)
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	4.33%	1.50%	1.80%
Expected annual rate of compensation increase	3.74%	1.77%	2.00%
Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31:
Discount rate—benefit obligation	4.33%	1.50%	1.80%
Discount rate—service cost	4.11%	1.50%	1.80%
Discount rate—interest cost	4.02%	1.50%	1.80%
Expected rate of return on plan assets	6.00%	3.77%	4.00%
Expected annual rate of compensation increase	3.74%	1.77%	2.00%

(1)

For the periods prior to the Spin-Off, only the pension plan in Ireland is reflected as a non-U.S. defined benefit pension plan as all other pension plans were accounted for as multiemployer plans. Following the Spin-Off, the defined benefit pension plan in Switzerland is also reflected.

The discount rate for our significant pension plans reflects the current rate at which the associated liabilities could be settled at the measurement date of December 31, 2018 and 2017, respectively. To determine the discount rates, we use a modeling process that involves matching the expected cash outflows of our benefit plans to a yield curve constructed from a portfolio of high quality, fixed-income debt instruments. We use the single weighted-average yield of this hypothetical portfolio as a discount rate benchmark.

For our U.S. defined benefit pension plan, we estimate the service and interest cost components of net period benefit (income) cost by utilizing a full yield curve approach in the estimation of these cost components by applying the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows. This approach provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. For our Switzerland and Ireland defined benefit pension plans, we estimated such cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the pension benefit obligation. In 2019, we expect to update the approach for estimating the service and interest cost components of net period benefit (income) cost for the Switzerland and Ireland plans to the full yield curve approach.

For non-U.S. benefit plans, actuarial assumptions reflect economic and market factors relevant to each country.

The following amounts relate to our significant pension plans with accumulated benefit obligations exceeding the fair value of plan assets.

	December 31,
	U.S. Plans	Non-U.S. Plans
	2018	2018(1)	2017(1)
Projected benefit obligation	$178	$172	$107
Accumulated benefit obligation	177	164	104
Fair value of plan assets	177	123	64

(1)

For the periods prior to the Spin-Off, only the pension plan in Ireland is reflected as a non-U.S. defined benefit pension plan as all other pension plans were accounted for as multiemployer plans. Following the Spin-Off, the defined benefit pension plan in Switzerland is also reflected.

Our asset investment strategy for our U.S. pension plan focuses on maintaining a diversified portfolio using various asset classes in order to achieve market exposure and diversification on an interim basis as we complete an asset liability study and develop our long-term investment objectives on a risk adjusted basis. Once finalized, we will implement our long-term strategy. Our interim target allocations are as follows: 35% equity securities, 50% fixed income securities and cash, 10% real estate investments, and 5% high yield bonds. Equity securities include mutual funds that invest in companies located both inside and outside the United States. Fixed income securities include exposure to medium and high quality investment grade corporate bonds, pooled consumer loans and U.S. government bonds with an average maturity of 5 – 25 years. The real estate fund invests in real estate investment trusts – companies that purchase office buildings, hotels and other real estate property. The high yield bond fund invests in a diversified portfolio of intermediate term below investment-grade debt securities. Our assets are reviewed on a daily basis to ensure that we are within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations.

Our non-U.S. pension assets are typically managed by decentralized fiduciary committees. Our non-U.S. investment policies are different for each country as local regulations, funding requirements, and financial and tax considerations are part of the funding and investment allocation process in each country.

The fair values of both our U.S. and non-U.S. pension plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2018
	Total	Level 1	Level 2	Level 3
Equity funds	$60	$—	$60	$—
Short-term investments	8	—	8	—
Corporate bond funds	92	—	92	—
Real estate funds	17	—	17	—
Total assets at fair value	$177	$—	$177	$—

	Non-U.S. Plans
	December 31, 2018
	Total	Level 1	Level 2	Level 3
Equity funds	$48	$—	$48	$—
Short-term investments	12	—	12	—
Government bond funds	28	—	28	—
Corporate bond funds	16	—	16	—
Real estate funds	11	—	11	—
Other	8	—	8	—
Total assets at fair value	$123	$—	$123	$—

	Non-U.S. Plans
	December 31, 2017
	Total	Level 1	Level 2	Level 3
Equity funds	$33	$—	$33	$—
Government bond funds	19	—	19	—
Corporate bond funds	6	—	6	—
Other	6	—	6	—
Total assets at fair value	$64	$—	$64	$—
Equity funds, corporate bond funds, government bond funds, real estate funds and short-term investments are valued either by bids provided by brokers or dealers or quoted prices of securities with similar characteristics. Other includes diversified mutual funds. These investments are valued at estimated fair value based on quarterly financial information received from the investment advisor and/or general partner.

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2019. In 2018, contributions of $16 million were made to our non-U.S. pension plans to satisfy regulatory funding requirements. In 2019, we expect to make contributions of cash and/or marketable securities of approximately $6 million to our non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both our U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2019	$9	$3
2020	10	3
2021	10	3
2022	10	3
2023	11	3
2024-2028	56	18

Note 23. China Variable Interest Entity

On September 20, 2018 in preparation of the Spin-Off, we entered into an agreement by and between Honeywell International Inc. and Garrett Motion Inc. (the “China Purchase Agreement”) in which Honeywell agreed to sell to Garrett 100% of the equity interests of Honeywell Transportation Investment (China) Co., Ltd. (“Garrett China”) consisting of our primary operations in China, in exchange for upfront consideration of 8,444,077 shares of our common stock. No further consideration from Garrett is due. The transfer of the equity interests in Garrett China from Honeywell to Garrett will occur following the current share lock-up period, one year from the date of the agreement.

Garrett China is considered a variable interest entity for which Garrett is the primary beneficiary because the China Purchase Agreement provides Garrett, prior to the transfer of the equity interests, control to direct the management and operation of Garrett China as well as all economic benefits and losses. The intent of the agreement is to place Garrett in the same position as if it already owned 100% of the equity interests of Garrett China. As the agreement was effective prior to the Spin-Off date while the Company and Garrett China were under common control of Honeywell, the assets and liabilities of Garrett China are recognized at their carrying amounts. Additionally, the assets and liabilities and related operations of Garrett China were included in our Consolidated and Combined Balance Sheets and Consolidated and Consolidated and Combined Statements of Operations as of and for the years ended December 31, 2017 and 2016 which were prepared on a carve-out basis.

The following table summarizes the consolidated assets and liabilities of Garrett China:

	December 31,
	2018	2017
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$70	$78
Accounts, notes and other receivables—net	224	240
Inventories—net	19	21
Due from related parties, current	—	73
Total current assets	313	412
Property, plant and equipment—net	67	66
Deferred income taxes	20	8
Other assets	1	—
Total assets	$401	$486
LIABILITIES
Current liabilities:
Accounts payable	$261	$245
Due to related parties, current	—	37
Accrued liabilities	77	84
Total current liabilities	338	366
Other liabilities	13	16
Total liabilities	$351	$382

Net sales from Garrett China were $470 million, $393 million, and $279 million for the years ended December 31, 2018, 2017, and 2016, respectively. Related expenses primarily consisted of Costs of Goods Sold of $340 million, $310 million, and $199 million, Selling, general and administrative expenses of $19 million, $20 million, and $17 million and Tax expense of $24 million, $28 million and $14 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Note 24. Concentrations

Sales concentration—Net sales by region (determined based on country of shipment(1)) and channel are as follows:

	Year ended December 31, 2018
	OEM	Aftermarket	Other	Total
United States	$338	$175	$5	$518
Europe	1,686	151	54	1,891
Asia	847	50	26	923
Other International	22	21	—	43
	$2,893	$397	$85	$3,375

	Year ended December 31, 2017(1)
	OEM	Aftermarket	Other	Total
United States	$277	$178	$6	$461
Europe	1,568	140	54	1,762
Asia	750	49	33	832
Other International	19	22	—	41
	$2,614	$389	$93	$3,096

	Year ended December 31, 2016(1)
	OEM	Aftermarket	Other	Total
United States	$296	$164	$6	$466
Europe	1,622	149	35	1,806
Asia	611	53	28	692
Other International	12	21	—	33
	$2,541	$387	$69	$2,997

(1)

The sales concentration information was previously presented based on the customer’s origin and is now presented based on country of shipment. As a result, the prior periods presented were recast to conform to the current year presentation.

Customer concentration—Net sales to Garrett’s largest customers and the corresponding percentage of total net sales are as follows:

	Net sales
	Years ended December 31,
	2018	%	2017	%	2016	%
Customer A	$455	13	$423	14	$436	15
Customer B	254	8	246	8	303	10
Others	2,666	79	2,427	78	2,258	75
	$3,375	100	$3,096	100	$2,997	100

Long-lived assets concentration—Long-lived assets by region are as follows:

	Long-lived Assets(1)
	December 31,
	2018	2017	2016
United States	$26	$23	$21
Europe	273	273	219
Asia	123	124	109
Other International	16	22	22
	$438	$442	$371

(1)	Long-lived assets are comprised of property, plant and equipment–net.

Supplier concentration—The Company’s largest supplier accounted for 14%, 16% and 17% of direct materials purchases for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 25. Unaudited Quarterly Financial Information

The following tables show selected unaudited quarterly results of operations for 2018 and 2017. The quarterly data have been prepared on the same basis as the audited annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our results of operations for these periods.

	2018
	March 31	June 30	September 30(b)	December 31	Year Ended December 31,
Net Sales	$915	$877	$784	$799	$3,375
Gross Profit	211	215	178	172	776
Net Income (Loss)	58	150	929	43	1,180
Earnings (loss) per share - basic(a)	0.78	2.03	12.54	0.58	15.93
Earnings (loss) per share - diluted(a)	0.78	2.03	12.54	0.57	15.86

	2017
	March 31	June 30	September 30	December 31(c)	Year Ended December 31,
Net Sales	$772	$775	$745	$804	$3,096
Gross Profit	188	197	177	173	735
Net Income (Loss)	75	105	57	(1,220)	(983)
Earnings (Loss) per share - basic(a)	1.01	1.42	0.77	(16.47)	(13.27)
Earnings per share - diluted(a)	1.01	1.42	0.77	(16.47)	(13.27)

(a)

On October 1, 2018, the date of consummation of the Spin-Off, 74,070,852 shares of the Company’s common stock were distributed to Honeywell stockholders of record as of September 18, 2018 who held their shares through the Distribution Date. Basic and Diluted EPS for all periods prior to the Spin-Off reflect the number of distributed shares, or 74,070,852 shares.

(b)

Net income for three months ended September 30, 2018 was impacted by an $870 million reduction in tax expense primarily due to tax benefits from an internal restructuring of Garrett’s business in advance of the Spin-Off and tax benefits related to the currency impacts on withholding taxes on undistributed foreign earnings, partially offset by adjustments to the provisional tax amount related to U.S. tax reform and non-deductible expenses.

(c)	Net Loss for the quarter ended December 31, 2017 was impacted by the Tax Act in the amount of $1,335 million. Refer to Note 7 Income Taxes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this Item 9 was previously reported in the Company’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on November 6, 2018.

Item 9A. Controls and Procedures

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

Our Chief Executive Officer and Chief Financial Officer previously concluded that the Company’s disclosure controls and procedures were not effective as of the quarter ended September 30, 2018 as a result of the material weakness in internal control over financial reporting that was identified by Honeywell in August 2018 prior to the Spin-Off related to the estimation in the liability for unasserted Bendix-related asbestos claims. Our financial statements in periods prior to the Spin-Off were derived from the consolidated financial statements and accounting records of Honeywell and reflected an estimated liability for resolution of pending and future asbestos-related and environmental liabilities. Following the Spin-Off, our financial statements are no longer derived from the consolidated financial statements and accounting records of Honeywell and no longer reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities. Because the material weakness disclosed in our Form 10 and our Form 10-Q for the quarter ended September 30, 2018 was solely related to Honeywell’s reassessment of its accounting for these liabilities, and because these liabilities are no longer reflected on our balance sheet, management has concluded that the material weakness identified as of September 30, 2018 no longer exists.

Our Consolidated and Combined Financial Statements for periods beginning on and after October 1, 2018 reflect the impact of the Indemnification and Reimbursement Agreement with Honeywell, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. See Note 21 Commitments and Contingencies.

In accordance with the terms of the Indemnification and Reimbursement Agreement, our Consolidated and Combined Balance Sheets reflect a liability of $1,244 million in Obligations payable to Honeywell as of December 31, 2018 (the “Indemnification Liability”). The amount of the Indemnification Liability is based on information provided to us by Honeywell with respect to Honeywell’s assessment of its own asbestos-related liability payments and accounts payable as of such date and is calculated in accordance with the terms of the Indemnification and Reimbursement Agreement as described above. Honeywell is responsible for litigating the underlying proceedings, and estimates its future liability for asbestos-related claims based on a number of factors.

In the course of preparing this Annual Report on Form 10-K and our Consolidated and Combined Financial Statements for the year ended December 31, 2018, our management determined that there is a material weakness in our internal control over financial reporting relating to the supporting evidence for our liability to Honeywell under the Indemnification and Reimbursement Agreement. Specifically, we were unable to independently verify the accuracy of certain information Honeywell provided to us that we used to calculate the amount of our Indemnification Liability, including information provided in Honeywell's actuary report and the amounts of settlement values and insurance receivables. For example, Honeywell did not provide us with sufficient information to make an independent assessment of the probable outcome of the underlying asbestos proceedings and whether certain insurance receivables are recoverable.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting relating to the supporting evidence for our liability under the Indemnification and Reimbursement Agreement described above.

Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness, our management, with the oversight of the Audit Committee of the Board of Directors, has taken steps to remediate the material weakness by working to obtain additional information about the Indemnification Liability through a dialogue and iterative process with Honeywell.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the SEC for newly public companies.

In periods prior to the Spin-Off, we relied on financial information and resources provided by Honeywell to manage certain aspects of our business. Following the Spin-Off, several areas of our internal control over financial reporting have changed. New corporate and oversight functions have been implemented in the areas of investor relations, communications, payroll and benefits, stock administration, financial reporting, tax, legal, human resources, and treasury, including insurance and risk management, to address corporate-level activities previously performed by Honeywell and to meet all regulatory requirements for a stand-alone company. Apart from the foregoing changes and the material weakness relating to the supporting evidence for our liability to Honeywell under the Indemnification and Reimbursement Agreement described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT

The following table presents information concerning our executive officers and directors.

Name	Age	Position
Olivier Rabiller	48	Director, President & Chief Executive Officer
Carlos Cardoso	61	Chairman of the Board
Maura J. Clark	60	Director
Courtney Enghauser	46	Director
Susan L. Main	60	Director
Carsten J. Reinhardt	51	Director
Scott Tozier	53	Director
Craig Balis	54	Senior Vice President & Chief Technology Officer
Daniel Deiro	46	Senior Vice President, Global Customer Management & General Manager Japan/Korea
Alessandro Gili	47	Senior Vice President & Chief Financial Officer
Thierry Mabru	51	Senior Vice President, Integrated Supply Chain
Jerome Maironi	53	Senior Vice President, General Counsel & Corporate Secretary
Fabrice Spenninck	50	Senior Vice President & Chief Human Resources Officer

The following are brief biographies describing the backgrounds of our executive officers and directors.

Olivier Rabiller

Mr. Rabiller has served as our President & Chief Executive Officer as well as a member of our Board of Directors since the Company was spun off from Honeywell International, Inc. (“Honeywell”) on October 1, 2018 (the “Spin Off”). Prior to the Spin Off, Mr. Rabiller served as President and Chief Executive Officer of the Transportation Systems division at Honeywell since July 2016. From July 2014 to July 2016, he served as Vice President and General Manager of Transportation Systems for High Growth Regions, Business Development, and Aftermarket. From January 2012 to July 2014, he served as Vice President and General Manager of Transportation Systems Aftermarket. Earlier positions within Honeywell included roles as the Vice President, Chief Procurement Officer of Transportation Systems for three years, and prior to that Mr. Rabiller served in various roles at Honeywell Turbo Technology, including Vice President of Customer Management for Passenger Vehicles; Vice President of European and Indian Sales, Marketing and Customer Management; and Director of Marketing and Business Development for the European region. He joined Honeywell in 2002 as Senior Program Manager and Business Development Manager for Turbo Technologies EMEA. Mr. Rabiller is a director of the Swiss-American Chamber of Commerce, a non-profit organization which facilitates business relations between Switzerland and the United States. From 2016 to 2018, Mr. Rabiller was a director at Honeywell and from 2012 to 2016, he was a director of Friction Material Pacifica, Australia. He holds a Master’s degree in engineering from École Centrale Nantes and an MBA from INSEAD. We believe Mr. Rabiller is qualified to serve as a member of our Board of Directors because of his extensive experience at the Transportation Systems division at Honeywell, his background within the automotive industry and his strong leadership abilities.

Carlos Cardoso

Mr. Cardoso has served as a member of our Board of Directors since the Spin Off. Mr. Cardoso has served as the Principal of CMPC Advisors LLC, an investment advisory firm, since January 2015. Mr. Cardoso previously served as a Senior Advisor of Irving Place Capital focusing on investments in industrial manufacturing and distribution companies from July 2015 to August 2018. From 2007 to 2015, Mr. Cardoso was President and Chief Executive Officer of Kennametal, a global leader in metalworking solutions and engineered components serving a diverse set of industrial and infrastructure markets, where he also served as Chairman from 2006 to 2014. Before serving as CEO, Mr. Cardoso served as Kennametal’s Vice President and Chief Operating Officer. Prior to Kennametal, he held executive roles at Flowserve and Honeywell (Allied Signal). Mr. Cardoso currently serves on the boards of public companies Stanley

Black & Decker, Inc. and Hubbell Incorporated. He previously served on the board of the Ohio Transmission Corporation. He has been named one of America’s “Best Chief Executive Officers” by Institutional Investor Magazine. Mr. Cardoso earned a Bachelor of Science degree in business administration from Fairfield University and a Master’s degree in management from the Rensselaer Polytechnic Institute. We believe Mr. Cardoso is qualified to serve as a member and Chairman of our Board of Directors because of his background as a director for public companies and his expertise in companies with extensive manufacturing and distribution operations.

Maura J. Clark

Ms. Clark has served as a member of our Board of Directors since the Spin Off. From 2005 to 2014, Ms. Clark served as President of Direct Energy Business, LLC, where she was responsible for all aspects of the North American commercial and industrial energy business, and Senior Vice President North American Strategy and Mergers and Acquisitions of Direct Energy. Her prior experience includes serving as a Managing Director of Investment Banking Services at Goldman Sachs & Co. and as Executive Vice President of Corporate Development and Chief Financial Officer of Clark USA, an independent oil refining and marketing company. She also served as Vice President of Finance of North American Life Assurance Company, a financial services company. Ms. Clark is a member of the boards of directors of Nutrien Ltd (formerly Potash Corp. of Saskatchewan and Agrium Inc., which merged to form Nutrien Ltd), Fortis Inc. and Sanctuary for Families, a New York-based not-for-profit organization. She previously served on the boards of Elizabeth Arden, Inc. and Primary Care Development Corp. She graduated from Queens University with a Bachelor of Arts in Economics. She is a Charted Professional Accountant. We believe Ms. Clark is qualified to serve as a member of our Board due to her extensive experience managing the operations of an international commercial and industrial business as well as her significant experience serving on other public company boards.

Courtney M. Enghauser

Ms. Enghauser has served as a member of the Board of Directors since the Spin Off. Ms. Enghauser currently advises private equity firms on acquisitions and transactions in a variety of industries.  Ms. Enghauser was previously the Chief Financial Officer of Sensus, now a part of Xylem, a leading global water technology company from April 2013 to June 2017. Prior to that, Ms. Enghauser was the Chief Financial Officer of Kinetek, Inc., where she was responsible for the financial management and reporting of a global portfolio company consisting of eleven operating subsidiaries and sixteen holding companies in the electric motors and controls industries located throughout the world. Ms. Enghauser also served as Director of Finance, Mergers and Acquisitions of Kinetek, Inc. and Chief Financial Officer of Finishing Services & Technologies, Inc. after starting her career as an auditor at PricewaterhouseCoopers. Ms. Enghauser graduated with a Bachelor of Science in Accounting from Indiana University and is a Certified Public Accountant. We believe Ms. Enghauser is qualified to serve on our Board due to her significant experience in the technology sector and her expertise in global financial strategy.

Susan L. Main

Ms. Main has served as a member of our Board of Directors since the Spin Off. Ms. Main has served as the Senior Vice President and Chief Financial Officer of Teledyne Technologies Incorporated, a leading provider of sophisticated instrumentation, digital imaging products and software, aerospace and defense electronics, and engineered systems since November 2012. Prior to her current role, Ms. Main was the Vice President and Controller since March 2004. From 1999 to 2004, Ms. Main served as Vice President and Controller for Water Pik Technologies, Inc. Ms. Main also held numerous financial roles at the former Allegheny Teledyne Incorporated in its government, industrial and commercial segments. Earlier in her career, Ms. Main held financial and auditing roles at the former Hughes Aircraft Company. Ms. Main is a member of the board of directors of Ashland Global Holdings, Inc., where she serves as the Chairperson of the Audit Committee and as a member of the Governance and Nominating Committee. Ms. Main is a member of the National Association of Corporate Directors and Women Corporate Directors. Ms. Main graduated from California State University, Fullerton with a Bachelor of Arts in business administration. We believe Ms. Main is qualified to serve on our Board based on her experience in financial management.

Carsten J. Reinhardt

Mr. Reinhardt has served as a member of our Board of Directors since the Spin Off. Mr. Reinhardt has served as an independent senior advisor since October 2016. From October 2016 to February 2019, Mr. Reinhardt served as Senior Advisor for RLE International, a development and service provider to the international engineering industries. From July 2012 to October 2016, Mr. Reinhardt was President and CEO of Voith Turbo GmbH & Co. KG, a supplier of advanced powertrain technologies to the rail, commercial vehicle, marine, power generation, oil & gas and mining industries. Prior to that, Mr. Reinhardt served as COO of Meritor Inc., a manufacturer of automobile components, from 2008 through 2011 and as President of Meritor’s Commercial Vehicle Division from 2006 until 2008. Before joining Meritor, Mr. Reinhardt served as President and CEO of Detroit Diesel Corporation, a diesel engine manufacturer, from 2003 through 2006, following 10 years in a variety of management positions at Daimler Trucks North America, a manufacturer of commercial vehicles. Mr. Reinhardt started his career as Management Trainee at Daimler AG, a multinational automotive corporation, in Stuttgart, Germany. Mr. Reinhardt currently sits on the Board of SAF-Holland S.A., where he serves as a member of the Audit Committee. He also sits on the Boards of several private companies, including GRUNDFOS Holding A/S, Rosti Group AB, Rosti Automotive AB, Tegimus Holding, GmbH, and Beinbauer GmbH. Mr. Reinhardt holds a Bachelor’s degree in Mechanical Engineering from Esslingen Technical University in Germany and a Master of Science degree in automobile engineering from the University of Hertfordshire, UK. We believe Mr. Reinhardt is qualified to serve on our Board due to his extensive experience and operational expertise in the automotive industry across global markets.

Scott Tozier

Mr. Tozier has served as a member of our Board of Directors since the Spin Off. Mr. Tozier has been the Chief Financial Officer and Executive Vice President of Albemarle Corporation, a specialty chemicals company, since January 2011. Prior to joining Albemarle, he served as Vice President of Finance, Transformation and Operations of Honeywell, where he was responsible for Honeywell’s global financial shared services and best practices management. His 16-year career with Honeywell spanned senior financial positions in the United States, Asia Pacific and Europe. Mr. Tozier currently serves as a director on the boards of directors for FCCSA and Volta Energy Technologies. He is also a trustee for Blumenthal Performing Arts and on the Board of Advisors for Junior Achievement of the Carolinas. He holds a Bachelor of Business Administration in Accounting from the University of Wisconsin-Madison and an MBA from the University of Michigan, where he graduated with honors. He is a Certified Public Accountant. We believe Mr. Tozier is qualified to serve on our Board due to his experience as a former executive within Honeywell, a global public company, as well as his financial management skills given his background as a CFO and a Certified Public Accountant.

Craig Balis

Mr. Balis has served as our Senior Vice President and Chief Technology Officer since the Spin Off. From June 2014 until the Spin-Off, Mr. Balis was the Vice President and Chief Technology Officer of Honeywell Transportation Systems. From December 2008 to June 2014, Mr. Balis was the Vice President of Engineering of Honeywell Transportation Systems. Mr. Balis has a Bachelor of Science and Master’s Degree in engineering from the University of Illinois.

Daniel Deiro

Mr. Deiro has served as our Senior Vice President, Global Customer Management, and General Manager Japan/Korea since the Spin Off. From August 2014 until the Spin-Off, Mr. Deiro was the Vice President of Customer Management and General Manager for Honeywell Transportation Systems for Japan and Korea. From April 2012 until August 2014, Mr. Deiro was a Senior Customer Management Director at Honeywell Transportation Systems. Mr. Deiro has a degree in Automotive Engineering from Haute école spécialisée bernoise, Technique et Informatique (BFH-TI), Biel, Switzerland.

Alessandro Gili

Mr. Gili has served as our Senior Vice President and Chief Financial Officer since the Spin Off. From June 2018 until the Spin-Off, Mr. Gili was the Chief Financial Officer of Honeywell Transportation Systems. From February 2015 until May 2018, Mr. Gili was the Chief Financial Officer of Ferrari N.V. In April 2015 he was also appointed as President of Ferrari Financial Services S.p.A. From June 2013 to February 2015, he was a Vice President and Chief

Accounting Officer of Fiat Chrysler Automobiles N.V. From June 2011 to June 2013, Mr. Gili was Vice President, Corporate Controller and Chief Accounting Officer of Chrysler Group LLC. Prior to joining the Fiat Group, Mr. Gili was a project manager for Innovative Redesign Managements Consultants. Mr. Gili spent the first years of his career in Audit at Coopers & Lybrand. Mr. Gili holds a Bachelor’s degree in finance from Turin University and is a Certified Public Accountant and Certified Public Auditor in Italy.

Thierry Mabru

Thierry Mabru has served as our Senior Vice President, Integrated Supply Chain since the Spin Off. From March 2013 until the Spin-Off, Mr. Mabru was the Vice President of Global Integrated Supply Chain for Honeywell Transportation Systems. From April 2011 until February 2013, Mr. Mabru was Senior Director of Global Advanced Manufacturing Engineering for Honeywell Transportation Systems. From September 2006 to February 2011, Mr. Mabru was Director of the Program Management Office of Honeywell Aerospace EMEAI. Mr. Mabru currently serves as director of both the Board of Friction Material Pacific (FMP) Group Australia PTY Limited and Board of Friction Material Pacific (FMP) Group PTY Limited. Mr. Mabru holds a Master of Science degree from the École Nationale de Me´canique et d’Ae´rotechniques (ISAE/ENSMA), Poitier, France.

Jerome Maironi

Jerome Maironi has served as our Senior Vice President, General Counsel and Corporate Secretary since the Spin Off. For the five years prior to the Spin-Off, Mr. Maironi was the Vice President of Global Legal Affairs for Honeywell Performance Materials and Technologies. Mr. Maironi graduated with an Executive MBA from INSEAD, Fontainebleau, France. Mr. Maironi received a post-graduate degree in Law & Practice of International Trade and a Master of Law from the University Rene Descartes, Paris, France. Mr. Maironi is a member of the Association Francaise des Juristes d’Entreprise and has also passed the French Bar Exam.

Fabrice Spenninck

Mr. Spenninck has served as our Senior Vice President and Chief Human Resources Officer since the Spin Off. From August 2015 until the Spin-Off, Mr. Spenninck was Vice President of Human Resources of Honeywell Transportation Systems. From 2013 to 2015, Mr. Spenninck was Vice President of Labor and Employee Relations and, from 2011 to 2013, he was Senior Director of Human Resources (One Country Leader) in France and North Africa at Honeywell. Mr. Spenninck holds a Master’s degree in Human Resources and Labor Relations from the University of Montpellier, France.

Code of Business Conduct

The Board has adopted a written code of business conduct (the “Code of Conduct”), which applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. Our Code of Conduct is available on our website www.garrettmotion.com in the “Investors” section under “Governance.” In addition, we intend to post on our website all disclosures that are required by law or New York Stock Exchange listing rules concerning any amendments to, or waivers from, any provision of our Code of Conduct.

Other

The remaining information required to be disclosed by this item will be included under the headings “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2018)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column)
Equity compensation plans approved by security holders	3,369,622	n/a	6,620,619
Equity compensation plans not approved by security holders	—	n/a	—
Total	3,369,622	n/a	6,620,619

(1)	As of December 31, 2018, our outstanding stock-based compensation awards solely consist of restricted stock units without an exercise price.

Other

The remaining information required to be disclosed by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. The following financial statements are included in Item 8 “Financial Statements and Supplementary Data” herein.

Report of Independent Registered Accounting Firm	60
Consolidated and Combined Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016.	62
Consolidated and Combined Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016.	63
Consolidated and Combined Balance Sheets as of December 31, 2018 and 2017.	64
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.	65
Consolidated And Combined Statements Of Equity (Deficit) for the years ended December 2018, 2017 and 2016.	66
Notes to Consolidated And Combined Financial Statements	67

2. All schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3. The exhibits to this report are listed below

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1+	Indemnification and Reimbursement Agreement, dated September 12, 2018, by and among Honeywell ASASCO Inc., Honeywell ASASCO 2 Inc., and Honeywell International Inc.	8-K	001-38636	2.1	9/14/2018
2.2+	Tax Matters Agreement, dated September 12, 2018, by and between Honeywell International Inc., Garrett Motion Inc., and, solely for purposes of Section 3.02(g), 5.05 and 6.13(b), Honeywell ASASCO Inc. and Honeywell ASASCO 2 Inc.	8-K	001-38636	2.2	9/14/2018
2.3+	Separation and Distribution Agreement, dated September 27, 2018, between Honeywell and Garrett	8-K	001-38636	2.1	10/1/2018
2.4+	Transition Services Agreement, dated September 27, 2018, between Honeywell and Garrett Transportation I Inc.	8-K	001-28636	2.2	10/1/2018
2.5+	Employee Matters Agreement, dated September 27, 2018, between Honeywell and Garrett	8-K	001-28636	2.3	10/1/2018
2.6+	Intellectual Property Agreement, dated September 27, 2018, between Honeywell and Garrett	8-K	001-28636	2.4	10/1/2018
2.7+	Trademark License Agreement, dated September 27, 2018, between Honeywell and Garrett	8-K	001-28636	2.5	10/1/2018
3.1	Amended and Restated Certificate of Incorporation of Garrett Motion Inc.	S-8	333-227619	4.1	10/1/2018
3.2	Amended and Restated By-laws of Garrett Motion Inc.	8-K	333-227619	4.2	10/1/2018
4.1	Indenture, dated as of September 27, 2018, between Garrett LX I S.à r.l, Garrett Borrowing LLC, the Company, the guarantors named therein, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Security Agent and Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent	8-K	001-38636	4.1	10/1/2018

10.1	Credit Agreement, dated as of September 27, 2018, by and among the Company, Garrett LX I S.à r.l., Garrett LX II S.à r.l., Garrett LX III S.à r.l., Garrett Borrowing LLC, and Honeywell Technologies Sàrl, the Lenders and Issuing Banks party hereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-38636	10.1	10/1/2018
10.2	Intercreditor Agreement, dated as of September 27, 2018, among Garrett Motion Inc., Garrett LX I S.à r.l, Garrett LX II S.à r.l, Garrett LX III S.à r.l, Honeywell Technologies Sàrl, Garrett Borrowing LLC, other debtors and grantors party thereto, JPMorgan Chase Bank, N.A., Deutsche Trust Company Limited, Deutsche Bank AG, London Branch, other lenders party thereto from time to time, Honeywell ASASCO 2 Inc., and each additional representative from time to time party thereto	8-K	001-38636	10.2	10/1/2018
10.3†	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates	S-8	333-227619	4.3	10/1/2018
10.4†	2018 Stock Plan for Non-Employee Directors of Garrett Motion Inc.	S-8	333-227619	4.4	10/1/2018
10.5†	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Stock Option Award Agreement	S-8	333-227619	4.5	10/1/2018
10.6†	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Restricted Stock Unit Agreement	S-8	333-227619	4.6	10/1/2018
10.7†	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Restricted Stock Unit Agreement (for replacement awards)	S-8	333-227619	4.7	10/1/2018
10.8†	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Performance Stock Unit Agreement	S-8	333-227619	4.8	10/1/2018
10.9†	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Performance Unit Agreement	S-8	333-227619	4.9	10/1/2018
10.10†	2018 Stock Plan for Non-Employee Directors of Garrett Motion Inc. Form of Stock Option Award Agreement	S-8	333-227619	4.10	10/1/2018
10.11†	2018 Stock Plan for Non-Employee Directors of Garrett Motion Inc. Form of Restricted Stock Unit Agreement	S-8	333-227619	4.11	10/1/2018
10.12†	Offer Letter for Olivier Rabiller, dated May 2, 2018	10-12B	001-38636	10.1	8/23/2018
10.13†	Employment Contract for Alessandro Gili, dated May 2, 2018	10-12B	001-38636	10.2	8/23/2018
10.14†	Offer Letter for Daniel Deiro, dated June 1, 2018	10-12B	001-38636	10.3	8/23/2018
10.15†	Offer Letter for Thierry Mabru, dated June 1, 2018	10-12B	001-38636	10.4	8/23/2018
10.16†	Offer Letter for Craig Balis, dated June 1, 2018	10-12B	001-38636	10.5	8/23/2018
21.1	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
23.2	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith
**	Furnished herewith
+

Certain schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and similar attachments upon request by the U.S. Securities and Exchange Commission.

†	Management contract or compensation plan or arrangement

Item 16. Form 10- K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Garrett Motion Inc.
Date: March 1, 2019	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Olivier Rabiller	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019
Olivier Rabiller

/s/ Alessandro Gili	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2019
Alessandro Gili

/s/ Russell James	Vice President and Corporate Controller (Principal Accounting Officer)	March 1, 2019
Russell James

/s/ Carlos M. Cardoso	Chairman of the Board and Director	March 1, 2019
Carlos M. Cardoso

/s/ Maura J. Clark	Director	March 1, 2019
Maura J. Clark

/s/ Courtney M. Enghauser	Director	March 1, 2019
Courtney M. Enghauser

/s/ Susan L. Main	Director	March 1, 2019
Susan L. Main

/s/ Carsten J. Reinhardt	Director	March 1, 2019
Carsten J. Reinhardt

/s/ Scott A. Tozier	Director	March 1, 2019
Scott A. Tozier