Form 10-Q
period 2019-03-31
Garrett Motion Inc.
filed 2019-05-08
CIK 1735707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

N/A

(Former Name, Former Address and Former Fiscal Year,

if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GTX	New York Stock Exchange

As of May 2, 2019, the registrant had 74,578,460 shares of common stock, $0.001 par value per share, outstanding.

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

This Quarterly Report on Form 10-Q contains financial information that was derived partially from the consolidated financial statements and accounting records of Honeywell. The accompanying consolidated and combined interim financial statements of Garrett (“Consolidated and Combined Interim Financial Statements”) reflect the consolidated and combined historical results of operations, financial position and cash flows of Garrett, for the period following the Spin-Off, and the Transportation Systems Business, for all periods prior to the Spin-Off, as it was historically managed in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Therefore, the historical consolidated and combined financial information may not be indicative of our future performance and does not necessarily reflect what our consolidated and combined results of operations, financial condition and cash flows would have been had the Business operated as a separate, publicly traded company during the entirety of the periods presented, particularly because of changes that we have experienced, and expect to continue to experience in the future, as a result of our separation from Honeywell, including changes in the financing, cash management, operations, cost structure and personnel needs of our business.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, expectations regarding the growth of the turbocharger and electric vehicle markets, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, anticipated investments in our business, our business strategy, anticipated payments under our agreements with Honeywell, anticipated interest expense, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including:

1.	changes in the automotive industry and economic or competitive conditions;
2.	our ability to develop new technologies and products, and the development of either effective alternative turbochargers or new replacement technologies;
3.	failure to protect our intellectual property or allegations that we have infringed the intellectual property of others, and our ability to license necessary intellectual property from third parties;
4.	potential material losses and costs as a result of any warranty claims and product liability actions brought against us;
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
23.	inability to recruit and retain qualified personnel; and
24.

the other factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our other filings with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions, except per share amounts)
Net sales (Note 4)	$835	$915
Cost of goods sold	639	704
Gross profit	$196	$211
Selling, general and administrative expenses	60	63
Other expense, net (Note 6)	19	42
Interest expense	16	2
Non-operating expense (income)	4	(9)
Income before taxes	$97	$113
Tax expense (Note 7)	24	55
Net income	$73	$58

Earnings per common share
Basic	$0.98	$0.78
Diluted	$0.97	$0.78

Weighted average common shares outstanding
Basic	74,229,627	74,070,852
Diluted	75,379,228	74,070,852

The Notes to the Consolidated and Combined Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Net income	$73	$58
Foreign exchange translation adjustment	59	(177)
Defined benefit pension plan adjustment, net of tax (Note 15)	1	—
Changes in fair value of effective cash flow hedges, net of tax (Note 14)	3	(7)
Total other comprehensive (loss) income, net of tax	$63	$(184)
Comprehensive income (loss)	$136	$(126)

The Notes to the Consolidated and Combined Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED INTERIM BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$207	$196
Accounts, notes and other receivables – net (Note 8)	790	750
Inventories – net (Note 9)	181	172
Other current assets	61	71
Total current assets	1,239	1,189
Investments and long-term receivables	35	39
Property, plant and equipment – net	424	438
Goodwill	193	193
Deferred income taxes	159	165
Other assets (Note 10)	122	80
Total assets	$2,172	$2,104
LIABILITIES
Current liabilities:
Accounts payable	$881	$916
Current maturities of long-term debt	23	23
Obligations payable to Honeywell, current (Note 17)	124	127
Accrued liabilities (Note 11)	433	426
Total current liabilities	1,461	1,492
Long-term debt	1,542	1,569
Deferred income taxes	29	27
Obligations payable to Honeywell (Note 17)	1,350	1,399
Other liabilities (Note 12)	242	210
Total liabilities	$4,624	$4,697
COMMITMENTS AND CONTINGENCIES (Note 17)
EQUITY (DEFICIT)
Common stock, par value $0.001; 400,000,000 shares authorized, 74,634,286 and 74,070,852 issued and 74,583,259 and 74,019,825 outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	10	5
Retained earnings	(2,598)	(2,671)
Accumulated other comprehensive income (Note 15)	136	73
Total stockholders' deficit	(2,452)	(2,593)
Total liabilities and stockholders' deficit	$2,172	$2,104

The Notes to the Consolidated and Combined Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Cash flows from operating activities:
Net income	$73	$58
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	3	28
Depreciation	19	18
Amortization of deferred issuance costs	2	—
Foreign exchange (gain) loss	7	(8)
Stock compensation expense	5	7
Pension expense	1	2
Other	4	1
Changes in assets and liabilities:
Accounts, notes and other receivables	(43)	(113)
Receivables from related parties	—	2
Inventories	(14)	4
Other assets	13	(29)
Accounts payable	(24)	27
Payables to related parties	—	(19)
Accrued liabilities	12	27
Obligations payable to Honeywell	(21)	—
Asbestos related liabilities	—	2
Other liabilities	(1)	5
Net cash provided by (used for) operating activities	$36	$12
Cash flows from investing activities:
Expenditures for property, plant and equipment	(21)	(28)
Increase in marketable securities	—	(21)
Decrease in marketable securities	—	202
Other	1	2
Net cash provided by (used for) investing activities	$(20)	$155
Cash flows from financing activities:
Net increase (decrease) in Invested deficit	—	812
Proceeds from revolving credit facility	140	—
Payments of revolving credit facility	(140)	—
Payments of long-term debt	(6)	—
Payments related to related party notes payable	—	(493)
Net change related to cash pooling and short-term notes	—	(482)
Other	1	—
Net cash provided by (used for) financing activities	(5)	(163)
Effect of foreign exchange rate changes on cash and cash equivalents	—	7
Net increase (decrease) in cash and cash equivalents	11	11
Cash and cash equivalents at beginning of period	196	300
Cash and cash equivalents at end of period	$207	$311

The Notes to the Consolidated and Combined Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED INTERIM STATEMENTS OF EQUITY (DEFICIT)

(Unaudited)

(in millions)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Invested	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Deficit	Income/(Loss)	Deficit
	(in millions)
Balance at December 31, 2017	—	—	—	—	(2,433)	238	(2,195)
Net income	—	—	—	—	58	—	58
Other comprehensive income, net of tax	—	—	—	—	—	(184)	(184)
Change in Invested deficit	—	—	—	—	1,080	—	1,080
Balance at March 31, 2018	—	—	—	—	(1,295)	54	(1,241)
Balance at December 31, 2018	74	—	5	(2,671)	—	73	(2,593)
Net income	—	—	—	73	—	—	73
Other comprehensive income, net of tax	—	—	—	—	—	63	63
Stock-based compensation	1	—	5	—	—	—	5
Balance at March 31, 2019	75	—	10	(2,598)	—	136	(2,452)

The Notes to the Consolidated and Combined Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

NOTES TO CONSOLIDATED AND COMBINED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1A. Background and Revision of Previously Issued Consolidated and Combined Interim Financial Statements for the Three Months Ended March 31, 2018

Background

Garrett Motion Inc. (the “Company” or “Garrett”) designs, manufactures and sells highly engineered turbocharger and electric-boosting technologies for light and commercial vehicle original equipment manufacturers (“OEMs”) and the global vehicle independent aftermarket, as well as automotive software solutions. We are a global technology leader with significant expertise in delivering products across gasoline and diesel propulsion systems and hybrid and fuel cell powertrains.

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

The Spin-Off was completed pursuant to a Separation and Distribution Agreement and other agreements with Honeywell related to the Spin-Off, including but not limited to an indemnification and reimbursement agreement (the “Indemnification and Reimbursement Agreement”) and a tax matters agreement (the “Tax Matters Agreement”). Refer to Note 17, Commitments and Contingencies for additional details related to the Indemnification and Reimbursement Agreement and Tax Matters Agreement.

Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” refer to (i) Honeywell’s Transportation Systems Business (the “Transportation Systems Business” or the “Business”) prior to the Spin-Off and (ii) Garrett Motion Inc. and its subsidiaries following the Spin-Off, as applicable.

Revision of Previously Issued Consolidated and Combined Interim Financial Statements for the Three Months Ended March 31, 2018

In August 2018, the Business, as part of Honeywell, determined that it had not appropriately applied the provisions of ASC 450, Contingencies, in measuring its asbestos liabilities related to unasserted Bendix claims. For the three months ended March 31, 2018, the Company now reflects the epidemiological projections through 2059 rather than a five-year time horizon when estimating the liability for unasserted Bendix-related asbestos claims.

In light of the foregoing, the Company has revised our combined interim financial statements for the three months ended March 31, 2018 included in our Amendment No. 1 to Form 10, as confidentially filed with the Securities and Exchange Commission (“SEC”) on June 8, 2018 to reflect the effects of the revised method for estimating the total liability for unasserted Bendix-related asbestos claims.

The Consolidated and Combined Interim Statements of Operations, Consolidated and Combined Interim Statements of Comprehensive Income and Consolidated and Combined Interim Statements of Cash Flows for the three months ended March 31, 2018 included in this Form 10-Q were updated to reflect the revision.

The following tables identify each financial statement line item affected by the revision.

	Three Months Ended, March 31, 2018
Unaudited Consolidated and Combined Interim Statement of Operations (Millions)	Previously Reported	Adjustment	As Revised
	Unaudited	Unaudited	Unaudited
Other expense, net	$44	$(2)	$42
Income before taxes	$111	$2	$113
Tax expense	$55	$—	$55
Net income	$56	$2	$58

	Three Months Ended, March 31, 2018
Unaudited Consolidated and Combined Interim Statement of Comprehensive Income (Millions)	Previously Reported	Adjustment	As Revised
	Unaudited	Unaudited	Unaudited
Net Income	$56	$2	$58
Comprehensive (loss) income	$(128)	$2	$(126)

	Three Months Ended, March 31, 2018
	Unaudited	Unaudited	Unaudited
Unaudited Consolidated and Combined Interim Statement of Cash Flows (Millions)	Previously Reported	Adjustment	As Revised
Net Income	$56	$2	$58
Changes in assets and liabilities: Asbestos-related liabilities	$4	$(2)	$2
Net cash provided by operating activities	$12	$—	$12
Net increase in Invested deficit	$812	$—	$812
Net cash (used for) provided by financing activities	$(163)	$—	$(163)

Note 1B. Basis of Presentation

Basis of Presentation

Prior to the Spin-Off on October 1, 2018, our historical financial statements were prepared on a stand-alone combined basis and were derived from the consolidated financial statements and accounting records of Honeywell. Accordingly, for periods prior to October 1, 2018, our financial statements are presented on a combined basis and for the periods subsequent to October 1, 2018 are presented on a consolidated basis (collectively, the historical financial statements for all periods presented are referred to as “Consolidated and Combined Interim Financial Statements”). The Consolidated and Combined Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Asbestos-related expenses, net of probable insurance recoveries, are presented within Other expense, net in the Consolidated and Combined Interim Statement of Operations. Honeywell is subject to certain asbestos-related and environmental-related liabilities, primarily related to its legacy Bendix business. In conjunction with the Spin-Off, certain operations that were part of the Bendix business, along with the ownership of the Bendix trademark, as well as certain operations that were part of other legacy elements of the Business, were transferred to us. For the periods prior to the Spin-Off, these Consolidated and Combined Interim Financial Statements reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities primarily related to the legacy Bendix business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. However, this recognition model differs from the recognition model applied subsequent to the Spin-Off, with the difference recognized through equity as of the Spin-Off date. In periods subsequent to the Spin-Off, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement with Honeywell entered into on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.

The Consolidated and Combined Interim Financial Statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The Consolidated and Combined Interim Financial Statements should be read in conjunction with the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K, as filed with the SEC on March 1, 2019 (our “2018 Form 10-K”). The results of operations and cash flows for the three months ended March 31, 2019 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention: the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. In the event that differences in actual closing dates are material to year-over-year comparisons of quarterly or year-to-date results, we will provide appropriate disclosures. Our actual closing dates for the three months ended March 31, 2019 and 2018 were March 30, 2019 and March 31, 2018, respectively.

Note 2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2 to the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2018 included in our 2018 Form 10-K. We include herein certain updates to those policies.

Leases - Lessee accounting policy

For the periods beginning January 1, 2019, right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of a lease (the “commencement date”) based on the present value of lease payments over the lease term. We determine if an arrangement is a lease at inception. Operating leases are included in Other assets, Accrued liabilities, and Other liabilities in our Consolidated and Combined Balance Sheets. No finance leases have been recognized.

As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are expensed in the period in which they occur.

We have lease agreements with lease and non-lease components, which are generally accounted for separately. For machinery and equipment, we account for the lease and non-lease components as a single lease component.

We account for short-term leases by recognizing lease payments in net income on a straight-line basis over the lease term and will not recognize any ROU assets and lease liabilities on the Consolidated and Combined Balance Sheet.

For the periods prior to January 1, 2019, we accounted for leases in accordance with ASC 840.

Recently Adopted Accounting Pronouncements

Effective January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date while electing not to recast comparative periods in the transition. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. In adopting the new leases standard, the Company has applied the practical expedients as per ASC 842-10-65-1(f) and (g). Adoption of the new standard resulted in the recording of additional lease assets and lease liabilities of $34 million as of January 1, 2019. The adoption of this standard did not have a material impact related to existing leases and as a result, a cumulative-effect adjustment was not recorded.

In February 2018, the FASB issued guidance that allows for an entity to elect to reclassify the income tax effects on items within Accumulated other comprehensive income resulting from The Tax Cuts and Jobs Act (“Tax Act”) to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018. Upon adoption, the Company did not elect to reclassify the stranded income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 will be effective for us in our first quarter of fiscal 2020, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. We are currently evaluating the impact of the guidance on our Consolidated and Combined Financial Statements.

Note 3. Related Party Transactions with Honeywell

Subsequent to Spin-Off

Following the Spin-Off, Honeywell is no longer considered a related party.

Prior to Spin-Off

Prior to the Spin-Off, the Consolidated and Combined Interim Financial Statements were prepared on a stand-alone basis and are derived from the Consolidated Interim Financial Statements and accounting records of Honeywell.

Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Business. The cost of these services has been allocated to the Business on the basis of the proportion of revenues. The Business and Honeywell consider the allocations to be a reasonable reflection of the benefits received by the Business. During the three months ended March 31, 2018, the Business was allocated $29 million of general corporate expenses incurred by Honeywell, and such amounts are included within Selling, general and administrative expenses in the Consolidated and Combined Interim Statements of Operations. As certain expenses reflected in the Consolidated and Combined Interim Financial Statements for the three months ended March 31, 2018 include allocations of corporate expenses from Honeywell, these statements could differ from those that would have been prepared had the Business operated on a stand-alone basis.

The Company received interest income for related party notes receivables of less than $1 million for the three months ended March 31, 2018. Additionally, the Company incurred interest expense for related party notes payable of $1 million for the three months ended March 31, 2018.

Net transfers to and from Honeywell are included within Invested deficit on the Consolidated and Combined Interim Statements of Equity. The components of the net transfers to and from Honeywell for the three months ended March 31, 2018 are as follows:

Three Months Ended March 31,
2018
General financing activities	$1,841
Distribution to Former Parent	(799)
Unbilled corporate allocations	29
Stock compensation expense and other compensation awards	7
Pension expense	2
Total net decrease in Invested deficit	$1,080

Note 4. Revenue Recognition and Contracts with Customers

Disaggregated Revenue

Sales by region (determined based on country of shipment) and channel are as follows:

	Three months ended March 31, 2019
	OEM	Aftermarket	Other	Total
United States	$83	$45	$1	$129
Europe	429	37	12	478
Asia	199	13	7	219
Other International	4	5	—	9
	$715	$100	$20	$835

	Three months ended March 31, 2018(1)
	OEM	Aftermarket	Other	Total
United States	$89	$43	$1	$133
Europe	463	41	17	521
Asia	230	12	8	250
Other International	5	6	—	11
	$787	$102	$26	$915

(1)

The revenue information was previously disaggregated between OEM and Aftermarket and is now disaggregated between OEM, Aftermarket, and Other. As a result, the prior period presented was recast to conform to the current year presentation.

Contract Balances

The following table summarizes our contract assets and liabilities balances:

2019
Contract assets—January 1	$5
Contract assets—March 31	6
Change in contract assets—Increase/(Decrease)	$1
Contract liabilities—January 1	$(2)
Contract liabilities—March 31	(2)
Change in contract liabilities—(Increase)/Decrease	$—

Note 5. Research and Development

Garrett conducts research and development activities, which consist primarily of the development of new products and product applications. R&D costs are charged to expense as incurred. Such costs are included in Cost of goods sold as follows:

	Three Months Ended March 31,
	2019	2018
Research and development costs	$32	$31
Engineering-related expenses	3	2
	$35	$33

Note 6. Other Expense, Net

	Three Months Ended March 31,
	2019	2018
Indemnification related — post Spin-Off	$19	$—
Asbestos related, net of probable insurance recoveries	—	41
Environmental remediation, non-active sites	—	1
	$19	$42

Note 7. Income Taxes

The effective tax rate decreased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to a $25 million tax expense attributable to currency impacts for withholding taxes on undistributed foreign earnings which was recorded during the three months ended March 31, 2018.

The effective tax rate for the three months ended March 31, 2019 was higher than the U.S. federal statutory rate of 21% due primarily to non-deductible indemnity expenses partially offset by non-U.S. earnings taxed at lower rates.

The effective tax rate for the three months ended March 31, 2018 was higher than the U.S. federal statutory rate of 21% due primarily to non-deductible asbestos expenses and tax expense attributable to currency impacts for withholding taxes on undistributed foreign earnings, partially offset by non-U.S. earnings taxed at lower rates.

On December 22, 2017, the U.S. enacted the Tax Act which instituted fundamental changes to the taxation of multinational corporations. The Tax Act changed the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also included a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment and limitation of the deduction for interest expense.

The effective tax rate can vary from quarter to quarter due to the tax impacts from the resolution of income tax audits, changes in tax laws, employee share-based payments, internal restructurings, pension mark-to-market adjustments, and the current uncertainty regarding state taxes including potential responses of state taxing authorities to legislative changes within the Tax Act.

Note 8. Accounts, Notes and Other Receivables—Net

	March 31, 2019	December 31, 2018
Trade receivables	$641	$593
Notes receivables	77	93
Other receivables	77	67
	$795	$753
Less—Allowance for doubtful accounts	(5)	(3)
	$790	$750

Trade Receivables include $20 million and $5 million of unbilled balances as of March 31, 2019 and December 31, 2018, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. Unbilled receivables include $6 million and $5 million of contract assets as of March 31, 2019 and December 31, 2018, respectively. See Note 4, Revenue Recognition and Contracts with Customers.

Note 9. Inventories—Net

	March 31, 2019	December 31, 2018
Raw materials	$112	$112
Work in process	20	19
Finished products	72	64
	$204	$195
Less—Reserves	(23)	(23)
	$181	$172

Note 10. Other Assets

	March 31,	December 31,
	2019	2018
Advanced discounts to customers, non-current	$53	$56
Operating right-of-use assets (Note 13)	37	—
Undesignated cross-currency swap at fair value	25	16
Other	7	8
	$122	$80

Note 11. Accrued Liabilities

	March 31, 2019	December 31, 2018
Customer pricing reserve	$115	$107
Compensation, benefit and other employee related	60	71
Repositioning	7	15
Product warranties and performance guarantees	35	32
Taxes	106	113
Advanced discounts from suppliers, current	18	17
Customer advances and deferred income(a)	23	14
Accrued interest	11	6
Short-term lease liability (Note 13)	9	—
Other (primarily operating expenses)	49	51
	$433	$426

(a)	Customer advances and deferred income include $2 million of contract liabilities as of March 31, 2019 and December 31, 2018. See Note 4 Revenue Recognition and Contracts with Customers.

The Company accrued repositioning costs related to projects to optimize our product costs and to right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold in our Consolidated and Combined Interim Statements of Operations.

	Severance Costs	Exit Costs	Total
Balance at December 31, 2017	$53	$7	$60
Charges	2	—	2
Usage—cash	(3)	—	(3)
Foreign currency translation	2	—	2
Balance at March 31, 2018	$54	$7	$61

	Severance Costs	Exit Costs	Total
Balance at December 31, 2018	$13	$2	$15
Charges	1	—	1
Usage—cash	(2)	(2)	(4)
Adjustments and reclassifications	(6)	1	(5)
Foreign currency translation	—	—	—
Balance at March 31, 2019	$6	$1	$7

Note 12. Other Liabilities

	March 31,	December 31,
	2019	2018
Pension and other employee related	$69	$71
Advanced discounts from suppliers	61	63
Uncertain tax positions	63	59
Long-term lease liability (Note 13)	27	—
Other	22	17
	$242	$210

Note 13. Leases

We have operating leases for real estate and machinery and equipment. Our leases have remaining lease terms of up to 12 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.

The components of lease expense are as follows:

Three Months Ended March 31, 2019
Operating lease cost	$3
$3

Supplemental cash flow information related to operating leases is follows:

	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:	$
Operating cash outflows from operating leases		3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases		5

Supplemental balance sheet information related to operating leases is follows:

March 31, 2019
Other assets	$37
Accrued liabilities	9
Other liabilities	27

March 31, 2019
Weighted-average lease term	6.45
Weighted-average discount rate	6.34

Maturities of operating lease liabilities were as follows:

March 31, 2019
2019	$9
2020	8
2021	5
2022	5
2023	4
Thereafter	13
Total lease payments	44
Less imputed interest	(8)
$36

As of December 31, 2018, in accordance with the previous lease standard, ASC 840, future minimum lease payments under operating leases having initial non-cancellable lease terms in excess of one year were as follows:

December 31, 2018
2019	$12
2020	8
2021	5
2022	4
2023	4
Thereafter	15
$48

Note 14. Financial Instruments and Fair Value Measures

Our credit, market and foreign currency risk management policies are described in Note 16, Financial Instruments and Fair Value Measures, of the notes to the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2018 included in our 2018 Form 10-K. At March 31, 2019 and December 31, 2018, we had contracts with aggregate gross notional amounts of $967 million and $838 million, respectively, to exchange foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Crown, Australian Dollar and Korean Won.

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

			Fair Value
	Notional Amounts		Assets			Liabilities
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018		March 31, 2019	December 31, 2018
Designated forward currency exchange contracts	$257	$—	$3	$—	(b)	$—	$—
Undesignated instruments:
Undesignated cross-currency swap	423	425	25	16	(a)	—	—
Undesignated forward currency exchange contracts	287	413	2	4	(b)	1	1	(c)
	710	838	27	20		1	1
	$967	$838	$30	$20		$1	$1

(a)	Recorded within Other assets in the Company’s Consolidated and Combined Balance Sheets
(b)	Recorded within Other current assets in the Company’s Consolidated and Combined Balance Sheets
(c)	Recorded within Accrued liabilities in the Company’s Consolidated and Combined Balance Sheets

During the first quarter of 2019, the Company entered into forward currency exchange contracts to mitigate exposure to foreign currency exchange rate volatility and the associated impact on earnings related to forecasted foreign currency commitments. These forward currency exchange contracts are assessed as highly effective and are designated as cash flow hedges. Gains and losses on derivatives qualifying as cash flow hedges are recorded in Accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings.

On September 27, 2018, the Company entered into a floating-floating cross-currency swap contract to hedge the foreign currency exposure from foreign currency-denominated debt which will mature on September 27, 2025. The gain or loss on this derivative instrument is recognized in earnings and included in Non-operating expense (income). For the three months ended March 31, 2019, gains recorded in Non-operating expense (income) under the cross-currency swap contract were $8 million.

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

The carrying value of Cash and cash equivalents, Account receivables, notes and other receivables, and Account payables contained in the Consolidated and Combined Balance Sheets approximates fair value.

The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2019
	Carrying Value	Fair Value
Long-term debt and related current maturities	$1,565	$1,564

The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered level 2.

Note 15. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$284	$(35)	$(11)	$238
Other comprehensive income (loss) before reclassifications	(177)	(19)	—	(196)
Amounts reclassified from accumulated other comprehensive income (loss)	—	12	—	12
Net current period other comprehensive income (loss)	(177)	(7)	—	(184)
Balance at March 31, 2018	$107	$(42)	$(11)	$54

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$86	$—	$(13)	$73
Other comprehensive income (loss) before reclassifications	59	3	—	62
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	1
Net current period other comprehensive income (loss)	59	3	1	63
Balance at March 31, 2019	$145	$3	$(12)	$136

Note 16. Earnings Per Share

On October 1, 2018, the date of consummation of the Spin-Off, 74,070,852 shares of the Company’s common stock were distributed to Honeywell stockholders of record as of September 18, 2018 who held their shares through the Distribution Date. Basic and Diluted EPS for all historical periods prior to the Spin-Off reflect the number of distributed shares, or 74,070,852 shares.

The details of the earnings per share calculations for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Basic
Net Income	$73	$58
Weighted average common shares outstanding	74,229,627	74,070,852
EPS – Basic	$0.98	$0.78

	Three Months Ended March 31,
	2019	2018
Diluted
Net Income	$73	$58
Weighted average common shares outstanding – Basic	74,229,627	74,070,852
Dilutive effect of unvested RSUs and other contingently issuable shares	1,149,601	—
Weighted average common shares outstanding – Diluted	75,379,228	74,070,852
EPS – Diluted	$0.97	$0.78

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended March 31, 2019, the weighted number of stock options excluded from the computations was 146,652. These stock options were outstanding at March 31, 2019.

Note 17. Commitments and Contingencies

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

In connection with the Spin-Off, we entered into an Indemnification and Reimbursement Agreement with Honeywell on September 12, 2018. As of the Spin-Off date of October 1, 2018, we are obligated to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of this Indemnification and Reimbursement Agreement, we are responsible for paying to Honeywell such amounts, up to a cap of an amount equal to the Euro-to-U.S. dollar exchange rate determined by Honeywell as of a date within two business days prior to the date of the Distribution (1.16977 USD = 1 EUR) equivalent of $175 million in respect of such liabilities arising in any given calendar year. The payments that we are required to make to Honeywell pursuant to the terms of this agreement will not be deductible for U.S. federal income tax purposes. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the first quarter of 2019, we paid Honeywell the Euro-equivalent of $38 million in connection with the Indemnification and Reimbursement Agreement.

On September 12, 2018, we also entered into a Tax Matters Agreement with Honeywell (the “Tax Matters Agreement”), which governs the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests). The Tax Matters Agreement generally provides that, following the Spin-Off date of October 1, 2018, we are responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. Among other items, as a result of the mandatory transition tax imposed by the Tax Cuts and Jobs Act, one of our subsidiaries is required to make payments to a subsidiary of Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. We currently estimate that our aggregate payments to Honeywell with respect to the mandatory transition tax will be $240 million. Under the terms of the Tax Matters Agreement, we are required to pay this amount in Euros, without interest, in five annual installments, each equal to 8% of the aggregate amount, followed by three additional annual installments equal to 15%, 20% and 25% of the aggregate amount, respectively. Following the Spin-Off in October of 2018, we paid our first annual installment in that month. Subsequently, our annual installments will be paid in April of each year. On April 1, 2019, we paid our second annual installment of the Euro-equivalent of $18 million.

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

The following table summarizes our Obligation payable to Honeywell related to these agreements:

	2019
	Asbestos and environmental	Tax Matters	Total
Beginning of year	$1,244	$282	$1,526
Accrual for update to estimated liability	—	2	2
Legal fees expensed	15	—	15
Payments to Honeywell	(38)	—	(38)
Currency translation adjustment	(25)	(6)	(31)
End of period	$1,196	$278	$1,474

Current	106	18	124
Non-current	1,090	260	1,350
Total	$1,196	$278	$1,474

Asbestos Matters

For the periods prior to the Spin-Off, these Consolidated and Combined Interim Financial Statements reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities primarily related to the Bendix legacy Honeywell business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. However, this recognition model differs from the recognition model applied subsequent to the Spin-Off as outlined above. In periods subsequent to the Spin-Off, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement with Honeywell entered into on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.

The following tables present information regarding Bendix related asbestos claims activity:

	Three Months Ended March 31,	Year Ended December 31,
Claims Activity	2019	2018
Claims Unresolved at the beginning of the period	6,209	6,280
Claims Filed	631	2,430
Claims Resolved	(626)	(2,501)
Claims Unresolved at the end of the period	6,214	6,209

	Three Months Ended March 31,	Years Ended December 31,
Disease Distribution of Unresolved Claims	2019	2018
Mesothelioma and Other Cancer Claims	3,028	2,949
Nonmalignant Claims	3,186	3,260
Total Claims	6,214	6,209

Honeywell has experienced average resolutions per claim excluding legal costs as follows:

	Years Ended December 31,
	2018	2017	2016	2015	2014
		(in whole dollars)
Malignant claims	$55,300	$56,000	$44,000	$44,000	$53,500
Nonmalignant claims	$4,700	$2,800	$4,485	$100	$120

It is not possible to predict whether resolution values for Bendix-related asbestos claims will increase, decrease or stabilize in the future.

Other Matters

We are subject to other lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. To date, no such matters are material to the Consolidated and Combined Interim Statements of Operations.

Note 18. Pension Benefits

Following the Spin-Off, we sponsor several funded U.S. and non-U.S. defined benefit pension plans. Significant plans outside of the U.S. are in Switzerland and Ireland. Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2019. We expect to make contributions of cash and/or marketable securities of approximately $6 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2019, of which $1 million has been contributed through the first three months of the year.

For periods prior to the Spin-Off, we only accounted for our pension plan in Ireland as a defined benefit pension plan. Our other pension plans were accounted for as multiemployer plans as further described below.

Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended
	U.S. Plans March 31,	Non-U.S. Plans(1) March 31,
	2019	2019	2018
Service cost	—	1	$1
Interest cost	1	1	—
Expected return on plan assets	(1)	(1)	(1)
Amortization of prior service (credit)	—	—	—
	—	1	$—

(1)

For the periods prior to the Spin-Off, only the pension plan in Ireland is reflected as a non-U.S. defined benefit pension plan as all other pension plans were accounted for as multiemployer plans. Following the Spin-Off, the defined benefit pension plan in Switzerland is also reflected.

For our U.S. defined benefit pension plan from the date of the Spin-Off, we estimate the service and interest cost components of net period benefit (income) cost by utilizing a full yield curve approach in the estimation of these cost components by applying the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows. This approach provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates. For our Switzerland and Ireland defined benefit pension plans until 2019, we estimated such cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the pension benefit obligation. In 2019, we updated the approach for estimating the service and interest cost components of net period benefit (income) cost for the Switzerland and Ireland plans to the full yield curve approach.

Prior to the completion of the Spin-Off, certain Garrett employees participated in defined benefit pension plans (the “Shared Plans”) sponsored by Honeywell which includes participants of other Honeywell subsidiaries and operations. We accounted for our participation in the Shared Plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans. The related pension expense was based on annual service cost of active Garrett participants and reported within Cost of goods sold in the Combined Statements of Operations. The pension expense specifically identified for the active Garrett participants in the Shared Plans for the three months ended March 31, 2018 was $2 million.

Note 19. China Variable Interest Entity

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

Garrett China is considered a variable interest entity for which Garrett is the primary beneficiary because the China Purchase Agreement provides Garrett, prior to the transfer of the equity interests, control to direct the management and operation of Garrett China as well as all economic benefits and losses. The intent of the agreement is to place Garrett in the same position as if it already owned 100% of the equity interests of Garrett China. As the agreement was effective prior to the Spin-Off date while the Company and Garrett China were under common control of Honeywell, the assets and liabilities of Garrett China are recognized at their carrying amounts. Additionally, the related operations of Garrett China were included in our Consolidated and Combined Statements of Operations for the three months ended March 31, 2018 which were prepared on a carve-out basis.

The following table summarizes the consolidated assets and liabilities of Garrett China:

	March 31,	December 31,
	2019	2018
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$114	$70
Accounts, notes and other receivables—net	211	224
Inventories—net	21	19
Total current assets	346	313
Property, plant and equipment—net	68	67
Deferred income taxes	21	20
Other assets	1	1
Total assets	$436	$401
LIABILITIES
Current liabilities:
Accounts payable	$261	$261
Accrued liabilities	83	77
Total current liabilities	344	338
Other liabilities	12	13
Total liabilities	$356	$351

Net sales from Garrett China were $116 million and $130 million for the three months ended March 31, 2019 and 2018, respectively. Related expenses primarily consisted of Costs of Goods Sold of $79 million and $88 million, Selling, general and administrative expenses of $3 million and $2 million and Tax expense of $7 million and $10 million for the three months ended March 31, 2019 and 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with our Consolidated and Combined Interim Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2018, included in our Form 10-K, as filed with the Securities and Exchange Commission on March 1, 2019 (our “2018 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our 2018 Form 10-K, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

The following, Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the three months ended March 31, 2019. Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” refer to (i) Honeywell’s Transportation Systems Business (the “Transportation Systems Business” or the “Business”) prior to our spin-off from Honeywell International Inc. (the “Spin-Off”) and (ii) Garrett Motion Inc. and its subsidiaries following the Spin-Off, as applicable.

Overview and Business Trends

Garrett designs, manufactures and sells highly engineered turbocharger and electric-boosting technologies for light and commercial vehicle original equipment manufacturers (“OEMs”) and the global vehicle independent aftermarket as well as automotive software solutions. These OEMs in turn ship to consumers globally. We are a global technology leader with significant expertise in delivering products across gasoline, diesel and electric (hybrid and fuel cell) powertrains. These products are key enablers for fuel economy and emission standards compliance.

Market penetration of vehicles with a turbocharger is expected to increase from approximately 49% in 2018 to approximately 57% by 2022, according to IHS Markit (“IHS”) and other industry sources, which we believe will allow our business to grow at a faster rate than overall automobile production. The turbocharger market volume growth was particularly strong in China and other high-growth regions.

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

The following charts show our percentage of revenues by geographic region and product line for the three months ended March 31, 2019 and the percentage change from the prior year comparable period.

By Geography

Q1 2019 by Product Line

•	We are a global business that generated revenues of approximately $0.8 billion for the three months ended March 31, 2019.
•

Light vehicle products (which includes Diesel and Gas products, including products for passenger cars, SUVs, light trucks, and other products) accounted for approximately 65% of our revenues for the three months ended March 31, 2019. Commercial vehicle products (products for on-highway trucks and off-highway trucks, construction, agriculture and power-generation machines) accounted for 21% of our revenues for the three months ended March 31, 2019.

•	Our OEM sales contributed to approximately 86% of our revenues while our aftermarket and other products contributed 14% of our revenues for the three months ended March 31, 2019.
•

Approximately 57% of our revenues came from sales to customers located in Europe, 26% from sales to customers located in Asia, 16% from sales to customers in North America, and 1% from sales to customers in other international markets for the three months ended March 31, 2019.

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

In connection with the Spin-Off, we entered into several agreements with Honeywell that govern the future relationship between us and Honeywell and impose certain obligations on us following the Spin-Off and which may cause us to incur new costs, including the following:

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

Basis of Presentation

Prior to the Spin-Off on October 1, 2018, our historical financial statements were prepared on a stand–alone basis and derived from the consolidated financial statements and accounting records of Honeywell. Accordingly, for periods prior to October 1, 2018, our financial statements are presented on a combined basis and for the periods subsequent to October 1, 2018 are presented on a consolidated basis (collectively, the historical financial statements for all periods presented are referred to as “Consolidated and Combined Interim Financial Statements”). The Consolidated and Combined Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The historical consolidated and combined interim financial information may not be indicative of our future performance and does not necessarily reflect what our consolidated and combined results of operations, financial condition and cash flows would have been had the Business operated as a separate, publicly traded company during the periods presented, particularly because of changes that we have experienced and expect to continue to experience in the future as a result of our separation from Honeywell, including changes in the financing, cash management, operations, cost structure and personnel needs of our business.

For periods prior to the Spin-Off, Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Business. The cost of these services has been allocated to the Business on the basis of the proportion of revenues. We consider these allocations to be a reasonable reflection of the benefits received by the Business. Actual costs that would have been incurred if the Business had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefits received by the Business during the periods presented.

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

Asbestos-Related and Environmental Liabilities

For the periods prior to the Spin-Off, our Consolidated and Combined Interim Financial Statements reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities primarily related to Honeywell´s legacy Bendix business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. However, this recognition model differs from the recognition model applied subsequent to the Spin-Off. In periods subsequent to the Spin-Off, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement (the “Indemnification and Reimbursement Agreement”) with Honeywell entered into on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the first quarter of 2019, we paid Honeywell the Euro-equivalent of $38 million in connection with the Indemnification and Reimbursement Agreement.

Results of Operations for the three months ended March 31, 2019 compared with the three months ended March 31, 2018

Net Sales

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Net sales	$835	$915
% change compared with prior period	(8.7)%

The change in net sales compared to prior year period is attributable to the following:

For the Three Months Ended March 31, 2019
Volume	(2.3)%
Price	(0.9)%
Foreign Currency Translation	(5.5)%
(8.7)%

Our net sales decreased for the three months ended March 31, 2019 compared to the prior year period by $80 million or 8.7% (including a negative impact of 5.5% due to foreign currency translation). The decrease was primarily driven by a decrease in net sales for light vehicles OEM products of $68 million ($39 million of which was due to foreign currency translation). Commercial vehicles OEM products decreased slightly by $4 million and aftermarket products net sales decreased by $2 million.

Our light vehicles OEM product decline was primarily driven by lower diesel volumes in Europe, partially offset by higher gasoline volumes as a result of increased turbocharger penetration in gasoline engines and new product launches. The slight decrease in net sales for commercial vehicles is mainly driven by lower volumes in North America, partially offset by higher volumes in China. The slight decrease in aftermarket product sales was primarily driven by a volume decrease in Europe.

Cost of Goods Sold

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Cost of goods sold	$639	$704
% change compared with prior period	(9.2)%
Gross profit percentage	23.5%	23.1%

Costs of goods sold decreased in the three months ended March 31, 2019 compared to the prior year period by $65 million or approximately 9.2 percentage points primarily driven by a decrease in direct material costs and labor of approximately $50 million (primarily due to a decrease in volume).

Gross profit percentage increased primarily due to the favorable impact of productivity (approximately 2.5 percentage points) and the favorable impact of foreign exchange (approximately 0.7 percentage points) mainly due to the prior year period´s increased hedge losses, partially offset by unfavorable impacts from mix and price (approximately 2.3 percentage points) and the unfavorable impacts from inflation (approximately 0.5 percentage points).

Selling, General and Administrative Expenses

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Selling, general and administrative expense	$60	$63
% of sales	7.2%	6.9%

Selling, general and administrative expenses decreased by $3 million in the three months ended March 31, 2019 compared to the prior year period. The increase in expenses as a percentage of sales was primarily due to the decrease in net sales described above.

Other Expense, Net

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Other expense, net	$19	$42
% of sales	2.3%	4.6%

Other expense, net decreased in the three months ended March 31, 2019 by $23 million compared to the prior year period.

Following the Spin-Off in 2018, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement as described above in the Asbestos-Related and Environmental Liabilities section. For the three months ended March 31, 2019, Other expense, net of $19 million was primarily driven by a $15 million expense related to legal fees incurred in connection with the Indemnification and Reimbursement Agreement.

For the periods prior to the Spin-Off, our Consolidated and Combined Interim Financial Statements reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities primarily related to the Bendix legacy Honeywell business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. For the three months ended March 31, 2018, Other expense, net of $42 million was primarily driven by asbestos-related charges, net of probable insurance recoveries of $41 million.

Interest Expense

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Interest expense	$16	$2

Following the Spin-Off, interest expense primarily relates to interest on our long-term debt. Prior to the Spin-Off, interest expense was primarily related to related party notes cash pool arrangements with our Former Parent which were settled in cash prior to the Spin-Off. Interest expense for the three months ended March 31, 2019, was $16 million, an increase of $14 million from $2 million in the prior year period. This increase was primarily driven by interest expense related to our long-term debt of $16 million partially offset by a decrease in related party notes interest expense of $1 million.

Non-operating expense (income)

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Non-operating expense (income)	$4	$(9)

Non-operating expense (income) for the three months ended March 31, 2019 increased to an expense of $4 million from income of ($9) million in the prior year period, primarily due to impacts from changes in foreign exchange, net of hedging.

Tax Expense

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Tax expense (benefit)	$24	$55
Effective tax rate	25.0%	49.5%

The effective tax rate decreased for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, primarily due to a $25 million tax expense attributable to currency impacts for withholding taxes on undistributed foreign earnings recorded during the three months ended March 31, 2018.

The effective tax rate for the three months ended March 31, 2019 was higher than the U.S. federal statutory rate of 21% due primarily to non-deductible indemnity expenses partially offset by non-U.S. earnings taxed at lower rates.

The effective tax rate for the three months ended March 31, 2018 was higher than the U.S. federal statutory rate of 21% due primarily to non-deductible asbestos expenses and tax expense attributable to currency impacts for withholding taxes on undistributed foreign earnings, partially offset by non-U.S. earnings taxed at lower rates.

On December 22, 2017, the U.S. enacted H.R. 1, commonly known as the Tax Cuts and Jobs Act (“Tax Act”), that instituted fundamental changes to the taxation of multinational corporations. The Tax Act changed the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also included a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment and limitation of the deduction for interest expense.

The effective tax rate can vary from quarter to quarter due to the tax impacts from the resolution of income tax audits, changes in tax laws, employee share-based payments, internal restructurings, pension mark-to-market adjustments, and the current uncertainty regarding state taxes including potential responses of state taxing authorities to legislative changes within the Tax Act.

Net Income

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Net Income (loss)	$73	$58

As a result of the factors described above, net income was $73 million for the three months ended March 31, 2019 as compared to net income of $58 million for the three months ended March 31, 2018.

Non-GAAP Measures

It is management’s intent to provide non-GAAP financial information to supplement the understanding of our business operations and performance, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the most directly comparable GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be comparable to other similarly titled measures used by other companies. Additionally the non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of the Company’s operating results as reported under GAAP.

EBITDA and Adjusted EBITDA(1)

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Net income — GAAP	$73	$58
Net interest expense (income)	15	(1)
Tax expense	24	55
Depreciation	19	18
EBITDA (Non-GAAP)	$131	$130
Other operating expenses, net (which primarily consists of indemnification, asbestos and environmental expenses)(2)	19	42
Non-operating expense (income)(3)	—	(4)
Stock compensation expense(4)	5	7
Repositioning charges(5)	1	2
Foreign exchange (gain) loss on debt, net of related hedging (gain) loss	—	—
Non-recurring Spin-Off costs(6)	3	—
Adjusted EBITDA (Non-GAAP)	$159	$177

(1)

We evaluate performance on the basis of EBITDA and Adjusted EBITDA. We define “EBITDA” as our net income (loss) calculated in accordance with U.S. GAAP, plus the sum of net interest expense (income), tax expense and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of non-operating expense (income), other expenses, net (which primarily consists of indemnification, asbestos and environmental expenses), stock compensation expense, repositioning charges, foreign exchange gain (loss) on debt, net of related hedging (gain) loss and non-recurring Spin-Off costs. We believe that EBITDA and Adjusted EBITDA are important indicators of operating performance and provide useful information for investors because:

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

(2)

For periods prior to the Spin-Off, we reflect an estimated liability for resolution of pending and future asbestos related and environmental liabilities primarily related to the Bendix legacy Honeywell business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. We recognized a liability for any asbestos related contingency that was probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos-related matters, we recorded asbestos-related insurance recoveries that are deemed probable. In periods subsequent to the Spin-Off, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement with Honeywell entered into on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. See Note 17, Commitments and Contingencies of Notes to the Consolidated and Combined Interim Financial Statements.

(3)	Non-operating expense (income) adjustment excludes net interest (income), the non-service components of pension expense, equity income of affiliates, and the impact of foreign exchange.
(4)	Stock compensation expense adjustment includes only non-cash expenses.
(5)	Repositioning charges adjustment primarily includes severance costs related to restructuring projects to improve future productivity.
(6)

Non-recurring Spin-Off costs primarily include one-time costs incurred for the set-up of the IT, Legal, Finance, Communications and Human Resources functions after the Spin-Off from Honeywell on October 1, 2018.

Adjusted EBITDA (Non-GAAP) decreased by $18 million for the three months ended March 31, 2019 compared to the prior year period. The decrease was primarily due to unfavorable impacts of mix and price ($15 million), volume ($10 million), foreign exchange including prior year´s hedge losses ($8 million), and inflation ($6 million), partially offset by the favorable impact of productivity ($21 million).

Adjusted earnings per common share — diluted(1)

_	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions except per share amounts)
Net income (loss) — GAAP	$73	$58
Tax special items(2)	—	25
Adjusted net income (Non-GAAP)	$73	$83

Weighted average common shares outstanding
Basic	74,229,627	74,070,852
Diluted	75,379,228	74,070,852

Earnings (losses) per common share — diluted (GAAP)	$0.97	$0.78
Net impact of adjustments per common share — diluted	—	0.34
Adjusted earnings per common share — diluted (Non-GAAP)	$0.97	$1.12

(1)

Adjusted earnings per common share — diluted is a non-GAAP financial measure of the Company’s diluted Earnings (losses) per common share adjusted for the impact of tax special items as described below. The measure provides investors with useful information to evaluate performance of our business excluding tax items not indicative of the underlying performance of the business.

(2)

For the three months ended March 31, 2019, there were no Tax special items. For three months ended March 31, 2018, Tax special items consisted of a tax expense of $25 million resulting from internal restructuring in preparation for the Spin-Off.

Cash flow from operations less Expenditures for property, plant and equipment(1)

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities — GAAP	36	12
Expenditures for property, plant and equipment	(21)	(28)
Cash flow from operations less Expenditures for property, plant and equipment (Non-GAAP)	$15	$(16)

(1)

Cash flow from operations less Expenditures for property, plant and equipment is a non-GAAP financial measure that reflects an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a supplemental understanding of factors and trends affecting our cash flows. Cash flow from operations less Expenditures for property, plant and equipment is calculated by subtracting Expenditures for property, plant and equipment from Net cash provided by (used for) operating activities. We believe it is a more conservative measure of cash flow, and therefore useful to investors, because purchases of fixed assets are necessary for ongoing operations. We believe it is important to view Cash flow from operations less Expenditures for property, plant and equipment as a supplement to our Consolidated and Combined Statements of Cash Flows.

Cash flow from operations less Expenditures for property, plant and equipment (Non-GAAP) increased by $31 million for the three months ended March 31, 2019 compared to the prior year period, primarily due to an increase period over period in net income before the impact of foreign exchange of $30 million. Additionally, expenditures for property, plant and equipment decreased period over period by $7 million.

Liquidity and Capital Resources

Liquidity prior to the Spin-Off

Prior to the Spin-Off, we generated positive cash flows from operations.

Honeywell Central Treasury Function

As part of the Former Parent, we were dependent upon Honeywell for all of its working capital and financing requirements. Honeywell uses a centralized approach to cash management and financing of its operations. The majority of the Business’s cash was transferred to Honeywell daily and Honeywell funded its operating and investing activities as needed. This arrangement is not reflective of the manner in which the Business would have been able to finance its operations had it been a stand-alone business separate from Honeywell during the periods presented. Cash transfers to and from Honeywell’s cash management accounts are reflected within Invested deficit.

All intracompany transactions have been eliminated. In the Consolidated and Combined Statements of Cash Flows, the cash flows related to related party notes receivables are reflected as investing activities since these balances represent amounts loaned to Former Parent. The cash flows related to related party notes payables are reflected as financing activities since these balances represent amounts financed by Former Parent. Following the Spin-Off, Honeywell is no longer considered a related party.

For the three months ended March 31, 2018, we received interest income for related party notes receivables of less than $1 million and incurred interest expense for related party notes payable of $1 million.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/ repurchases, in respect of the our and our subsidiaries’ equity interests, to engage in transactions with affiliates, amend certain material documents or to permit the International Financial Reporting Standards equity amount of Lux Borrower to decrease below a certain amount. The Credit Agreement also contains financial covenants requiring the maintenance of a consolidated total leverage ratio of not greater than 4.25 to 1.00 (with step-downs to (i) 4.00 to 1.00 in approximately 2019, (ii) 3.75 to 1.00 in approximately 2020 and (iii) 3.50 to 1.00 in approximately 2021), and a consolidated interest coverage ratio of not less than 2.75 to 1.00. We were in compliance with our financial covenants as of March 31, 2019.

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

Our capital structure and sources of liquidity have changed from our historical capital structure because we no longer participate in our Former Parent’s centralized cash management program. We expect that our primary cash requirements in the remainder of 2019 will primarily be to fund operating activities, working capital, and capital expenditures, and to meet our obligations under the debt instruments and the Indemnification and Reimbursement Agreement described below, as well as the Tax Matters Agreement. In addition, we engage in repurchases of our debt and equity securities from time to time. We believe we will meet our known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances and available borrowings through our debt agreements. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future. Based upon our history of generating strong cash flows, we believe we will be able to meet our short-term liquidity needs for at least the next twelve months.

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

During the first quarter of 2019, we paid $38 million to Honeywell in connection with the Indemnification and Reimbursement Agreement.

Tax Matters Agreement

On September 12, 2018, we entered into a Tax Matters Agreement with Honeywell (the “Tax Matters Agreement”), which governs the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests).

The Tax Matters Agreement generally provides that, following the Spin-Off date of October 1, 2018, we are responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. Among other items, as a result of the mandatory transition tax imposed by the Tax Cuts and Jobs Act, one of our subsidiaries is required to make payments to a subsidiary of Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. We currently estimate that our aggregate payments to Honeywell with respect to the mandatory transition tax will be $240 million. Under the terms of the Tax Matters Agreement, we are required to pay this amount in Euros, without interest, in five annual installments, each equal to 8% of the aggregate amount, followed by three additional annual installments equal to 15%, 20% and 25% of the aggregate amount, respectively. Following the Spin-Off in October of 2018, we paid our first annual installment in that month. Subsequently, our annual installments will be paid in April of each year. On April 1, 2019, we paid our second annual installment of the Euro-equivalent of $18 million.

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

Cash Flow Summary

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in millions)
Cash provided by (used for):
Operating activities	36	12
Investing activities	(20)	155
Financing activities	(5)	(163)
Effect of exchange rate changes on cash	—	7
Net increase in cash and cash equivalents	$11	$11

Cash provided by operating activities increased by $24 million for the three months ended March 31, 2019 versus the prior year period, primarily due to an increase in net income before the impact of foreign exchange of $30 million.

Cash provided by investing activities decreased by $175 million for the three months ended March 31, 2019 versus the prior year period, primarily due to unfavorable net cash impacts from marketable securities investment activities period over period of $181 million.

Cash used for financing activities decreased by $158 million for the three months ended March 31, 2019 versus the prior year period. The change was primarily due to payments for related party notes payable of $493 million and net changes to cash pooling and short-term notes of $482 million during the three months ended March 31, 2018 that did not recur in the three months ended March 31, 2019. This was partially offset by the unfavorable impact of $812 million related to the net increase in Invested deficit during the three months ended March 31, 2018.

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

We also experience seasonality in cash flow, as a relatively small portion of our full year cash flow is typically generated in the first quarter of the year and a relatively large portion in the last quarter. This seasonality in cash flow is mostly caused by timing of supplier payments for capital expenditures, changes in working capital balances related to the sales seasonality discussed above, and the impact of incentive payments to management. Additionally, tax payments are due based on jurisdictional requirements which vary in timing throughout the year.

Contractual Obligations and Probable Liability Payments

There have been no material changes to our contractual obligations from those described in our 2018 Form 10-K.

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

Critical Accounting Policies

The preparation of our Consolidated and Combined Interim Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. Actual results could differ from our estimates and assumptions, and any such differences could be material to our financial statements. Our critical accounting policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2018 Form 10-K. As of March 31, 2019, there were no significant changes to any of our critical accounting policies.

Recent Accounting Pronouncements

See Note 2 Summary of Significant Accounting Policies of the Notes to Consolidated and Combined Interim Financial Statements for further discussion of recent accounting pronouncements.

Other Matters

Litigation and Environmental Matters

See Note 17 Commitments and Contingencies of the Notes to the Consolidated and Combined Interim Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our  Annual Report on Form 10-K for the year ended December 31, 2018. As of March 31, 2019, there have been no material changes in this information.

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

As previously disclosed, in the course of preparing our 2018 Form 10-K and our Consolidated and Combined Financial Statements for the year ended December 31, 2018, our management determined that there was a material weakness in our internal control over financial reporting relating to the supporting evidence for our liability to Honeywell under the Indemnification and Reimbursement Agreement. Specifically, we were unable to independently verify the accuracy of certain information Honeywell provided to us that we used to calculate the amount of our Indemnification Liability, including information provided in Honeywell's actuary report and the amounts of settlement values and insurance receivables. For example, Honeywell did not provide us with sufficient information to make an independent assessment of the probable outcome of the underlying asbestos proceedings and whether certain insurance receivables are recoverable. This material weakness has not yet been remediated.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2019, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting relating to the supporting evidence for our liability under the Indemnification and Reimbursement Agreement described above.

Our management is committed to maintaining a strong internal control environment. In response to the identified material weakness, our management, with the oversight of the Audit Committee of the Board of Directors and in consultation with our outside advisors, has taken steps to remediate the material weakness by working to obtain additional information about the Indemnification Liability through a dialogue and iterative process with Honeywell.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our 2018 Form 10-K.  These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report. There have been no material changes in the risks affecting the Company since the filing of our 2018 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

Garrett Motion Inc.

Date: May 7, 2019	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: May 7, 2019	By:	/s/ Alessandro Gili
Alessandro Gili
Senior Vice President and Chief Financial Officer