Form 10-Q
period 2019-09-30
Garrett Motion Inc.
filed 2019-11-08
CIK 1735707

fffre

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, the registrant had 74,826,329 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions, except per share amounts)
Net sales (Note 4)	781	784	2,418	2,576
Cost of goods sold	609	606	1,868	1,972
Gross profit	$172	$178	$550	$604
Selling, general and administrative expenses	68	60	186	186
Other expense, net (Note 6)	18	51	54	132
Interest expense	18	1	52	3
Non-operating expense (income)	(4)	(7)	2	(10)
Income before taxes	$72	$73	$256	$293
Tax expense (benefit) (Note 7)	34	(856)	79	(844)
Net income	$38	$929	$177	$1,137

Earnings per common share (Note 16)
Basic	$0.51	$12.54	$2.37	$15.35
Diluted	$0.50	$12.54	$2.34	$15.35

Weighted average common shares outstanding (Note 16)
Basic	74,753,593	74,070,852	74,528,740	74,070,852
Diluted	75,704,457	74,070,852	75,700,652	74,070,852

The Notes to the Consolidated and Combined Interim Financial Statements are an integral part of these statements.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net income	$38	$929	$177	$1,137
Foreign exchange translation adjustment	102	(3)	127	(251)
Defined benefit pension plan adjustment, net of tax (Note 15)	—	—	1	—
Changes in fair value of effective cash flow hedges, net of tax (Note 14)	8	5	10	24
Changes in currency basis reserve	—	(3)	—	(3)
Total other comprehensive (loss) income, net of tax	$110	$(1)	$138	$(230)
Comprehensive income (loss)	$148	$928	$315	$907

The Notes to the Consolidated and Combined Interim Financial Statements are an integral part of these statements.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED INTERIM BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$190	$196
Accounts, notes and other receivables – net (Note 8)	751	750
Inventories – net (Note 9)	193	172
Other current assets	59	71
Total current assets	1,193	1,189
Investments and long-term receivables	41	39
Property, plant and equipment – net	430	438
Goodwill	193	193
Deferred income taxes	181	165
Other assets (Note 10)	108	80
Total assets	$2,146	$2,104
LIABILITIES
Current liabilities:
Accounts payable	$897	$916
Borrowings under revolving credit facility	—	—
Current maturities of long-term debt	4	23
Obligations payable to Honeywell, current (Note 17)	121	127
Accrued liabilities (Note 11)	366	426
Total current liabilities	1,388	1,492
Long-term debt	1,477	1,569
Deferred income taxes	53	27
Obligations payable to Honeywell (Note 17)	1,254	1,399
Other liabilities (Note 12)	238	210
Total liabilities	$4,410	$4,697
COMMITMENTS AND CONTINGENCIES (Note 17)
EQUITY (DEFICIT)
Common stock, par value $0.001; 400,000,000 shares authorized, 74,892,306 and 74,070,852 issued and 74,809,930 and 74,019,825 outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Additional paid-in capital	19	5
Retained earnings	(2,494)	(2,671)
Accumulated other comprehensive income (Note 15)	211	73
Total stockholders' deficit	$(2,264)	$(2,593)
Total liabilities and stockholders' deficit	$2,146	$2,104

The Notes to the Consolidated and Combined Interim Financial Statements are an integral part of these statements.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
	(Dollars in millions)
Cash flows from operating activities:
Net income	$177	$1,137
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	4	(908)
Depreciation	55	53
Amortization of deferred issuance costs	5	—
Foreign exchange loss	32	10
Stock compensation expense	14	16
Pension expense	4	7
Other	7	6
Changes in assets and liabilities:
Accounts, notes and other receivables	(29)	(42)
Receivables from related parties	—	57
Inventories	(33)	(7)
Other assets	7	(2)
Accounts payable	18	(6)
Payables to related parties	—	(50)
Accrued liabilities	(48)	(57)
Obligations payable to Honeywell	(84)	—
Asbestos related liabilities	—	1
Other liabilities	(4)	25
Net cash provided by operating activities	$125	$240
Cash flows from investing activities:
Expenditures for property, plant and equipment	(74)	(66)
Increase in marketable securities	—	(21)
Decrease in marketable securities	—	312
Other	12	—
Net cash (used for) provided by investing activities	$(62)	$225
Cash flows from financing activities:
Net increase (decrease) in Invested deficit	—	(1,493)
Proceeds from revolving credit facility	550	1,631
Payments of revolving credit facility	(550)	—
Payments of long-term debt	(62)	—
Payments related to related party notes payable	—	(493)
Net change related to cash pooling and short-term notes	—	(201)
Net cash used for financing activities	$(62)	$(556)
Effect of foreign exchange rate changes on cash and cash equivalents	$(7)	$(12)
Net decrease in cash and cash equivalents	(6)	(103)
Cash and cash equivalents at beginning of period	196	300
Cash and cash equivalents at end of period	$190	$197

The Notes to the Consolidated and Combined Interim Financial Statements are an integral part of these statements.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED INTERIM STATEMENTS OF EQUITY (DEFICIT)

(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Invested	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Deficit	Income/(Loss)	Deficit
	(Dollars in millions)
Balance at December 31, 2017	—	—	—	—	$(2,433)	$238	$(2,195)
Net income	—	—	—	—	58	—	58
Other comprehensive income, net of tax	—	—	—	—	—	(184)	(184)
Change in Invested deficit	—	—	—	—	1,080	—	1,080
Balance at March 31, 2018	—	—	—	—	$(1,295)	$54	$(1,241)
Net income	—	—	—	—	150	—	150
Other comprehensive income, net of tax	—	—	—	—	—	(45)	(45)
Change in Invested deficit	—	—	—	—	(672)	—	(672)
Balance at June 30, 2018	—	—	—	—	$(1,817)	$9	$(1,808)
Net income	—	—	—	—	929	—	929
Other comprehensive income, net of tax	—	—	—	—	—	(1)	(1)
Change in Invested deficit	—	—	—	—	(1,576)	—	(1,576)
Balance at September 30, 2018	—	—	—	—	$(2,464)	$8	$(2,456)

Balance at December 31, 2018	74	—	$5	$(2,671)	—	$73	$(2,593)
Net income	—	—	—	73	—	—	73
Other comprehensive income, net of tax	—	—	—	—	—	63	63
Stock compensation expense	1	—	5	—	—	—	5
Balance at March 31, 2019	75	—	$10	$(2,598)	—	$136	$(2,452)
Net income	—	—	—	66	—	—	66
Other comprehensive income, net of tax	—	—	—	—	—	(35)	(35)
Stock compensation expense	—	—	4	—	—	—	4
Balance at June 30, 2019	75	—	$14	$(2,532)	—	$101	$(2,417)
Net income	—	—	—	38	—	—	38
Other comprehensive income, net of tax	—	—	—	—	—	110	110
Stock compensation expense	—	—	5	—	—	—	5
Balance at September 30, 2019	75	—	$19	$(2,494)	—	$211	$(2,264)

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

The Consolidated and Combined Interim Financial Statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The Consolidated and Combined Interim Financial Statements should be read in conjunction with the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K, as filed with the SEC on March 1, 2019 (our “2018 Form 10-K”). The results of operations for the three and nine months ended September 30, 2019 and cash flows for the nine months ended September 30, 2019 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention: the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. For differences in actual closing dates that are material to year-over-year comparisons of quarterly or year-to-date results, such differences have been adjusted for the three months ended September 30, 2019. Our actual closing dates for the three months ended September 30, 2019 and 2018 were September 28, 2019 and September 29, 2018, respectively.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held and enhances disclosures regarding significant estimates used in estimating credit losses. ASU 2016-13 will be effective for us in our first quarter of fiscal 2020, and earlier adoption is permitted beginning in the first quarter of fiscal 2019. We are currently developing the model to estimate our expected credit losses to evaluate the impact of the guidance on our Consolidated and Combined Financial Statements.

Note 3. Related Party Transactions with Honeywell

Subsequent to Spin-Off

Following the Spin-Off, Honeywell is no longer considered a related party.

Prior to Spin-Off

Prior to the Spin-Off, the Consolidated and Combined Interim Financial Statements were prepared on a stand-alone basis and are derived from the Consolidated Interim Financial Statements and accounting records of Honeywell.

Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Business. The cost of these services has been allocated to the Business on the basis of the proportion of revenues. The Business and Honeywell consider the allocations to be a reasonable reflection of the benefits received by the Business. During the three and nine months ended September 30, 2018, the Business was allocated $26 million and $87 million, respectively, of general corporate expenses incurred by Honeywell, and such amounts are included within Selling, general and administrative expenses in the Consolidated and Combined Interim Statements of Operations. As certain expenses reflected in the Consolidated and Combined Interim Financial Statements for the three and nine months ended September 30, 2018 include allocations of corporate expenses from Honeywell, these statements could differ from those that would have been prepared had the Business operated on a stand-alone basis.

The Company received interest income for related party notes receivables of $0 million and $1 million for the three and nine months ended September 30, 2018. Additionally, the Company incurred interest expense for related party notes payable of $0 million and $1 million for the three and nine months ended September 30, 2018, respectively.

Net transfers to and from Honeywell are included within Invested deficit on the Consolidated and Combined Interim Statements of Equity. The components of the net transfers to and from Honeywell for the three and nine months ended September 30, 2018 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
General financing activities	$30	$1,761
Distribution to Former Parent	(1,628)	(2,994)
Unbilled corporate allocations	15	41
Stock compensation expense and other compensation awards	5	17
Pension expense	2	7
Total net decrease in Invested deficit	$(1,576)	$(1,168)

Note 4. Revenue Recognition and Contracts with Customers

Disaggregated Revenue

Sales by region (determined based on country of shipment) and channel are as follows:

	Three months Ended September 30, 2019
	OEM	Aftermarket	Other	Total
United States	$72	$45	$2	$119
Europe	388	34	9	431
Asia	202	13	7	222
Other International	4	5	—	9
	$666	$97	$18	$781

	Nine months Ended September 30, 2019
	OEM	Aftermarket	Other	Total
United States	$232	$139	$5	$376
Europe	1,233	102	29	1,364
Asia	591	39	21	651
Other International	12	15	—	27
	$2,068	$295	$55	$2,418

	Three months Ended September 30, 2018 (1)
	OEM	Aftermarket	Other	Total
United States	$83	$44	$2	$129
Europe	381	37	12	430
Asia	196	12	6	214
Other International	6	5	—	11
	$666	$98	$20	$784

	Nine months Ended September 30, 2018 (1)
	OEM	Aftermarket	Other	Total
United States	$257	$132	$4	$393
Europe	1,277	118	42	1,437
Asia	655	38	20	713
Other International	17	16	—	33
	$2,206	$304	$66	$2,576

(1)

The revenue information was previously disaggregated between OEM and Aftermarket and is now disaggregated between OEM, Aftermarket, and Other. As a result, the prior period presented was recast to conform to the current year presentation.

Contract Balances

The following table summarizes our contract assets and liabilities balances:

2019
Contract assets—January 1	$5
Contract assets—September 30	9
Change in contract assets—Increase/(Decrease)	$4
Contract liabilities—January 1	$(2)
Contract liabilities—September 30	(1)
Change in contract liabilities—(Increase)/Decrease	$1

Note 5. Research, Development & Engineering

Garrett conducts research, development and engineering (“RD&E”) activities, which consist primarily of the development of new products and product applications. RD&E costs are charged to expense as incurred unless the Company has a contractual guarantee for reimbursement from the customer. Customer reimbursements are netted against gross RD&E expenditures as they are considered a recovery of cost. Such costs are included in Cost of goods sold as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development costs	$31	$28	$92	$96
Engineering-related expenses	4	—	8	7
	$35	$28	$100	$103

Note 6. Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Indemnification related — post Spin-Off	$18	$—	$54	$—
Asbestos related, net of probable insurance recoveries	—	51	—	130
Environmental remediation, non-active sites	—	—	—	2
	$18	$51	$54	$132

Note 7. Income Taxes

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Tax expense (benefit)	$34	$(856)	$79	$(844)
Effective tax rate	47%	(1,173)%	31%	(288)%

The effective tax rate increased for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018, primarily due to tax benefits from an internal restructuring of Garrett’s business in advance of the Spin-Off that resulted in an $870 million reduction to withholding taxes on undistributed foreign earnings recorded during the three months ended September 30, 2018.

The effective tax rate increased for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, primarily due to tax benefits from an internal restructuring of Garrett’s business in advance of the Spin-Off that resulted in an $880 million reduction to withholding taxes on undistributed foreign earnings recorded during the nine months ended September 30, 2018.

The effective tax rates for the three months and nine months ended September 30, 2019 were higher than the U.S. federal statutory rate of 21% primarily from non-deductible indemnity expenses, the impacts of U.S. international tax provisions and accruals of withholding taxes on current year earnings, partially offset by non-U.S. earnings taxed at lower rates and tax adjustments from completed statutory filings.

The effective tax rates for the three months and nine months ended September 30, 2018 were lower than the U.S. federal statutory rate of 21% primarily due to tax benefits from an internal restructuring of Garrett’s business in advance of the Spin-Off that resulted in reduced withholding taxes on undistributed foreign earnings and non-U.S. earnings taxed at lower rates.

The effective tax rate can vary from quarter to quarter due to changes in the Company’s global mix of earnings, the resolution of income tax audits, changes in tax laws (including updated guidance on U.S. tax reform), deductions related to employee share-based payments, internal restructurings and pension mark-to-market adjustments.

As of September 30, 2019, there is pending tax legislation that is expected to be enacted before the end of 2019 that will increase the Company’s income tax rate in Switzerland effective January 1, 2020. Upon enactment, the Company will be required to remeasure its deferred tax assets and liabilities to reflect the new tax rate. Such remeasurement will likely result in a material tax benefit that will be recorded through the income statement in the quarter in which enactment occurs.

Note 8. Accounts, Notes and Other Receivables—Net

	September 30, 2019	December 31, 2018
Trade receivables	$606	$593
Notes receivables	82	93
Other receivables	68	67
	$756	$753
Less—Allowance for doubtful accounts	(5)	(3)
	$751	$750

Trade receivables include $18 million and $5 million of unbilled balances as of September 30, 2019 and December 31, 2018, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. Unbilled receivables include $9 million and $5 million of contract assets as of September 30, 2019 and December 31, 2018, respectively. See Note 4, Revenue Recognition and Contracts with Customers.

Note 9. Inventories—Net

	September 30, 2019	December 31, 2018
Raw materials	$125	$112
Work in process	21	19
Finished products	69	64
	$215	$195
Less—Reserves	(22)	(23)
	$193	$172

Note 10. Other Assets

	September 30,	December 31,
	2019	2018
Advanced discounts to customers, non-current	$55	$56
Operating right-of-use assets (Note 13)	36	—
Undesignated cross-currency swap at fair value	9	16
Other	8	8
	$108	$80

Note 11. Accrued Liabilities

	September 30, 2019	December 31, 2018
Customer pricing reserve	$112	$107
Compensation, benefit and other employee related	58	71
Repositioning	4	15
Product warranties and performance guarantees	32	32
Taxes	61	113
Advanced discounts from suppliers, current	19	17
Customer advances and deferred income(a)	13	14
Accrued interest	9	6
Short-term lease liability (Note 13)	8	—
Other (primarily operating expenses)	50	51
	$366	$426

(a)

Customer advances and deferred income include $1 million and $2 million of contract liabilities as of September 30, 2019 and December 31, 2018, respectively. See Note 4, Revenue Recognition and Contracts with Customers.

The Company accrued repositioning costs related to projects to optimize our product costs and to right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold in our Consolidated and Combined Interim Statements of Operations.

	Severance Costs	Exit Costs	Total
Balance at December 31, 2017	$53	$7	$60
Charges	2	—	2
Usage—cash	(39)	(4)	(43)
Foreign currency translation	—	—	—
Balance at September 30, 2018	$16	$3	$19

	Severance Costs	Exit Costs	Total
Balance at December 31, 2018	$13	$2	$15
Charges	3	—	3
Usage—cash	(7)	(2)	(9)
Adjustments and reclassifications	(6)	1	(5)
Foreign currency translation	—	—	—
Balance at September 30, 2019	$3	$1	$4

Note 12. Other Liabilities

	September 30,	December 31,
	2019	2018
Pension and other employee related	$68	$71
Advanced discounts from suppliers	50	63
Uncertain tax positions	67	59
Long-term lease liability (Note 13)	28	—
Other	25	17
	$238	$210

Note 13. Leases

We have operating leases that primarily consist of real estate and machinery and equipment. Our leases have remaining lease terms of up to 11 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.

The components of lease expense are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$4	$10

Supplemental cash flow information related to operating leases is follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3	$9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2	$10

Supplemental balance sheet information related to operating leases is follows:

September 30, 2019
Other assets	$36
Accrued liabilities	8
Other liabilities	28

September 30, 2019
Weighted-average lease term (in years)	6.31
Weighted-average discount rate	6.37

Maturities of operating lease liabilities were as follows:

September 30, 2019
2019	$3
2020	9
2021	7
2022	6
2023	5
Thereafter	14
Total lease payments	44
Less imputed interest	(8)
$36

As of December 31, 2018, in accordance with the previous lease standard, ASC 840, future minimum lease payments under operating leases having initial non-cancellable lease terms in excess of one year were as follows:

December 31, 2018
2019	$12
2020	8
2021	5
2022	4
2023	4
Thereafter	15
$48

Note 14. Financial Instruments and Fair Value Measures

Our credit, market and foreign currency risk management policies are described in Note 16, Financial Instruments and Fair Value Measures, of the notes to the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2018 included in our 2018 Form 10-K. At September 30, 2019 and December 31, 2018, we had contracts with aggregate gross notional amounts of $1,964 million and $838 million, respectively, to exchange foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Crown, Australian Dollar and Korean Won, and to limit interest rate risk.

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

			Fair Value
	Notional Amounts		Assets			Liabilities
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018		September 30, 2019	December 31, 2018
Designated forward currency exchange contracts	$358	$—	$11	$—	(a)	$1	$—	(b)
Undesignated instruments:
Undesignated cross-currency swap	421	425	9	16	(c)	—	—
Undesignated interest rate swap	547	—	—	—		2	—	(d)
Undesignated forward currency exchange contracts	638	413	10	4	(a)	3	1	(b)
	$1,964	$838	$30	$20		$6	$1

(a)	Recorded within Other current assets in the Company’s Consolidated and Combined Balance Sheets
(b)	Recorded within Accrued liabilities in the Company’s Consolidated and Combined Balance Sheets
(c)	Recorded within Other assets in the Company’s Consolidated and Combined Balance Sheets
(d)	Recorded within Other liabilities in the Company´s Consolidated and Combined Balance Sheets

On June 7, 2019, the Company entered into an interest rate swap contract to limit its exposure to interest rate risk by converting the interest payments on variable rate debt to fixed rate payments. These interest rate swaps have not been designated as hedging instruments for accounting purposes.

The Company initiated a cash flow hedging program in the first quarter of 2019 and has since then entered into forward currency exchange contracts to mitigate exposure to foreign currency exchange rate volatility and the associated impact on earnings related to forecasted foreign currency commitments. These forward currency exchange contracts are assessed as highly effective and are designated as cash flow hedges. Gains and losses on derivatives qualifying as cash flow hedges are recorded in Accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings.

On September 27, 2018, the Company entered into a floating-floating cross-currency swap contract to hedge the foreign currency exposure from foreign currency-denominated debt which will mature on September 27, 2025. The gain or loss on this derivative instrument is recognized in earnings and included in Non-operating expense (income). For the three and nine months ended September 30, 2019, gains recorded in Non-operating expense (income) under the cross-currency swap contract were $17 million and $12 million, respectively. In May 2019, Garrett re-couponed the cross currency swap contract with its counterparties and received a cash settlement of $19 million.

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

The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2019
	Carrying Value	Fair Value
Long-term debt and related current maturities	$1,481	$1,492

The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered level 2.

On May 23, 2019, the Company made a prepayment of the Euro-equivalent of $9 million related to the mandatory amortizations of its Term Loan A Facility due in the third and fourth quarters of 2019. On September 27, 2019, the Company made a prepayment of the Euro-equivalent of $41 million related to the mandatory amortizations of its Term Loan A Facility due through the first half of 2021.

Note 15. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Currency Basis Reserve	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$284	$(35)	—	$(11)	$238
Other comprehensive income (loss) before reclassifications	(251)	3	(3)	—	(251)
Amounts reclassified from accumulated other comprehensive income (loss)	—	21	—	—	21
Net current period other comprehensive income (loss)	(251)	24	(3)	—	(230)
Balance at September 30, 2018	$33	$(11)	(3)	$(11)	$8

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$86	$—	$(13)	$73
Other comprehensive income (loss) before reclassifications	127	9	—	136
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	1	2
Net current period other comprehensive income (loss)	127	10	1	138
Balance at September 30, 2019	$213	$10	$(12)	$211

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

The details of the earnings per share calculations for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic
Net Income	$38	$929	$177	$1,137
Weighted average common shares outstanding	74,753,593	74,070,852	74,528,740	74,070,852
EPS – Basic	$0.51	$12.54	$2.37	$15.35

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Diluted
Net Income	$38	$929	$177	$1,137
Weighted average common shares outstanding – Basic	74,753,593	74,070,852	74,528,740	74,070,852
Dilutive effect of unvested RSUs and other contingently issuable shares	950,864	—	1,171,912	—
Weighted average common shares outstanding – Diluted	75,704,457	74,070,852	75,700,652	74,070,852
EPS – Diluted	$0.50	$12.54	$2.34	$15.35

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and nine months ended September 30, 2019, the weighted number of stock options excluded from the computations was 483,408 and 371,852 respectively. These stock options were outstanding at September 30, 2019.

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

In connection with the Spin-Off, we entered into an Indemnification and Reimbursement Agreement with Honeywell on September 12, 2018. As of the Spin-Off date of October 1, 2018, we are obligated to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of this Indemnification and Reimbursement Agreement, we are responsible for paying to Honeywell such amounts, up to a cap of an amount equal to the Euro-to-U.S. dollar exchange rate determined by Honeywell as of a date within two business days prior to the date of the Distribution (1.16977 USD = 1 EUR) equivalent of $175 million in respect of such liabilities arising in any given calendar year. The payments that we are required to make to Honeywell pursuant to the terms of this agreement will not be deductible for U.S. federal income tax purposes. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the three and nine months ended September 30, 2019, we paid Honeywell the Euro-equivalent of $37 million and $113 million, respectively, in connection with the Indemnification and Reimbursement Agreement.

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

The following table summarizes our Obligation payable to Honeywell related to these agreements:

	Nine Months Ended September 30, 2019
	Asbestos and environmental	Tax Matters	Total
Beginning of year	$1,244	$282	$1,526
Accrual for update to estimated liability	—	3	3
Legal fees expensed	46	—	46
Payments to Honeywell	(113)	(18)	(131)
Currency translation adjustment	(57)	(12)	(69)
End of period	$1,120	$255	$1,375

Current	103	18	121
Non-current	1,017	237	1,254
Total	$1,120	$255	$1,375

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

The following tables present information regarding Bendix related asbestos claims activity:

	Nine Months Ended September 30,	Year Ended December 31,
Claims Activity	2019	2018
Claims Unresolved at the beginning of the period	6,209	6,280
Claims Filed	1,996	2,430
Claims Resolved	(1,744)	(2,501)
Claims Unresolved at the end of the period	6,461	6,209

	Nine Months Ended September 30,	Years Ended December 31,
Disease Distribution of Unresolved Claims	2019	2018
Mesothelioma and Other Cancer Claims	3,323	2,949
Nonmalignant Claims	3,138	3,260
Total Claims	6,461	6,209

Honeywell has experienced average resolutions per claim excluding legal costs as follows:

	Years Ended December 31,
	2018	2017	2016	2015	2014
		(in whole dollars)
Malignant claims	$55,300	$56,000	$44,000	$44,000	$53,500
Nonmalignant claims	$4,700	$2,800	$4,485	$100	$120

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

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2019. We expect to make contributions of cash and/or marketable securities of approximately $6 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2019, of which $5 million has been contributed through the first nine months of the year.

For periods prior to the Spin-Off, we only accounted for our pension plan in Ireland as a defined benefit pension plan. Our other pension plans were accounted for as multiemployer plans as further described below.

Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended September 30,			Nine Months Ended September 30,
	U.S. Plans	Non-U.S. Plan,		U.S. Plans	Non-U.S. Plan,
	2019	2019	2018 (1)	2019	2019	2018 (1)
Service cost	$—	$1	$1	—	$3	$2
Interest cost	—	—	—	1	1	1
Expected return on plan assets	(1)	(1)	(1)	(2)	(2)	(2)
Amortization of prior service (credit)	—	—	—	—	—	—
	$(1)	—	—	$(1)	$2	$1

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

Prior to the completion of the Spin-Off, certain Garrett employees participated in defined benefit pension plans (the “Shared Plans”) sponsored by Honeywell which includes participants of other Honeywell subsidiaries and operations. We accounted for our participation in the Shared Plans as multiemployer benefit plans. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans. The related pension expense was based on annual service cost of active Garrett participants and reported within Cost of goods sold in the Combined Statements of Operations. The pension expense specifically identified for the active Garrett participants in the Shared Plans for the three and nine months ended September 30, 2018 was $1 million and $5 million, respectively.

Note 19. China Variable Interest Entity

On September 20, 2018 in preparation of the Spin-Off, we entered into an agreement by and between Honeywell International Inc. and Garrett Motion Inc. (the “China Purchase Agreement”) in which Honeywell agreed to sell to Garrett 100% of the equity interests of Honeywell Transportation Investment (China) Co., Ltd. (“Garrett China”) consisting of our primary operations in China, in exchange for upfront consideration of 8,444,077 shares of our common stock. No further consideration from Garrett is due. The China Purchase Agreement has been amended to extend the date of the transfer of the equity interests in Garrett China from September 20, 2019 to June 30, 2020.

Garrett China is considered a variable interest entity for which Garrett is the primary beneficiary because the China Purchase Agreement provides Garrett, prior to the transfer of the equity interests, control to direct the management and operation of Garrett China as well as all economic benefits and losses. The intent of the agreement is to place Garrett in the same position as if it already owned 100% of the equity interests of Garrett China. As the agreement was effective prior to the Spin-Off date while the Company and Garrett China were under common control of Honeywell, the assets and liabilities of Garrett China are recognized at their carrying amounts. Additionally, the related operations of Garrett China were included in our Consolidated and Combined Statements of Operations for the nine months ended September 30, 2018 which were prepared on a carve-out basis.

The following table summarizes the consolidated assets and liabilities of Garrett China:

	September 30,	December 31,
	2019	2018
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$88	$70
Accounts, notes and other receivables—net	236	224
Inventories—net	24	19
Other current assets	1	—
Total current assets	349	313
Property, plant and equipment—net	73	67
Deferred income taxes	20	20
Other assets	2	1
Total assets	$444	$401
LIABILITIES
Current liabilities:
Accounts payable	$265	$261
Accrued liabilities	80	77
Total current liabilities	345	338
Other liabilities	10	13
Total liabilities	$355	$351

Net sales from Garrett China were $123 million and $105 million, and $352 million and $361 million for the three and nine months ended September 30, 2019 and 2018, respectively. Related expenses primarily consisted of Costs of Goods Sold of $88 million and $82 million, and $240 million and $264 million for the three and nine months ended September 30, 2019 and 2018, respectively. Selling, general and administrative expenses were $2 million and $5 million, and $8 million and $15 million, for the three and nine months ended September 30, 2019 and 2018, respectively. Income tax expense was $6 million and $6 million, and $20 million and $20 million, for the three and nine months ended September 30, 2019 and 2018, respectively.

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

The following, Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the three and nine months ended September 30, 2019. Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” refer to (i) Honeywell’s Transportation Systems Business (the “Transportation Systems Business” or the “Business”) prior to our spin-off from Honeywell International Inc. (the “Spin-Off”) and (ii) Garrett Motion Inc. and its subsidiaries following the Spin-Off, as applicable.

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

Market penetration of vehicles with a turbocharger is expected to increase from approximately 48% in 2018 to approximately 56% by 2022, according to IHS Markit (“IHS”) and other industry sources, which we believe will allow our business to grow at a faster rate than overall automobile production. The turbocharger market volume growth is expected to be particularly strong in China and other high-growth regions in the long term.

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

The following charts show our percentage of revenues by geographic region and product line for the three and nine months ended September 30, 2019 and the percentage change from the prior year comparable period.

By Geography

By Product Line

•	We are a global business that generated revenues of $ 0.8 billion and $2.4 billion for the three and nine months ended September 30, 2019, respectively.
•

Light vehicle products (which includes Diesel and Gas products, including products for passenger cars, SUVs, light trucks, and other products) accounted for 67% and 66% of our revenues for the three and nine months ended September 30, 2019, respectively. Commercial vehicle products (products for on-highway trucks and off-highway trucks, construction, agriculture and power-generation machines) accounted for 18% and 20% of our revenues for the three and nine months ended September 30, 2019, respectively.

•

Our OEM sales contributed 85% and 86% of our revenues while our aftermarket and other products contributed 15% and 14% of our revenues for the three and nine months ended September 30, 2019, respectively.

•

56% and 56% of our revenues came from sales to customers located in Europe, 28% and 27% from sales to customers located in Asia, 15% and 16% from sales to customers in North America and 1% and 1% from sales to customers in other international markets for the three and nine months ended September 30, 2019, respectively.

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

Subsequent to the completion of the Spin-Off, we have incurred, and expect to continue to incur, expenditures consisting of employee-related costs, costs to start up certain stand-alone functions and information technology systems, and other one-time transaction related costs. Recurring stand-alone costs include costs related to the internal audit, treasury, investor relations, tax and corporate secretary functions as well as the annual expenses associated with running an independent publicly traded company including listing fees, compensation of non-employee directors, related board of director fees and other fees and expenses related to insurance, legal and external audit. Recurring stand-alone costs that differ from historical allocations may have an impact on profitability and operating cash flows but we believe the impact will not be significant. As a stand-alone public company, our recurring stand-alone corporate costs have not been, and we do not expect will be in the future, materially higher than the expenses historically allocated to us from Honeywell.

Asbestos-Related and Environmental Liabilities

For the periods prior to the Spin-Off, our Consolidated and Combined Interim Financial Statements reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities primarily related to Honeywell´s legacy Bendix business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. However, this recognition model differs from the recognition model applied subsequent to the Spin-Off. In periods subsequent to the Spin-Off, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement (the “Indemnification and Reimbursement Agreement”) with Honeywell entered into on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the three and nine months ended September 30, 2019, we paid Honeywell the Euro-equivalent of $37 million and $113 million, respectively, in connection with the Indemnification and Reimbursement Agreement.

Results of Operations for the three and nine months ended September 30, 2019 compared with the three and nine months ended September 30, 2018

Net Sales

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net sales	$781	$784	$2,418	$2,576
% change compared with prior period	(0.4)%	5.2%	(6.1)%	12.4%

The change in net sales compared to prior year period is attributable to the following:

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Volume	4.2%	(0.5%)
Price	(1.4%)	(1.1%)
Foreign Currency Translation	(3.2%)	(4.5%)
	(0.4%)	(6.1%)

Three Months Ended September 30, 2019 compared with Three Months Ended September 30, 2018

Our net sales decreased for the three months ended September 30, 2019 compared to the prior year period by $3 million or 0.4% (including a negative impact of 3.2% due to foreign currency translation). The decrease was primarily driven by a decrease in net sales of commercial vehicles OEM products of $16 million, a decrease in net sales of aftermarket products of $1 million and a decrease in other net sales of $2 million. These decreases were partially offset by an increase in net sales of light vehicles OEM products of $16 million (despite an unfavorable impact of $21 million due to foreign currency translation).

Our commercial vehicles OEM product decline was mainly driven by lower volumes in Europe and Asia. The decrease in aftermarket product sales was primarily driven by a volume decrease in Europe, partially offset by higher volumes in North America and Asia. The decrease in other net sales was primarily driven by a decrease in prototype volumes. The increase in net sales for light vehicles OEM products was primarily driven by higher gasoline volumes as a result of increased turbocharger penetration in gasoline engines and new product launches mainly in Europe and Asia, partially offset by lower diesel volumes in Europe and Asia.

Nine Months Ended September 30, 2019 compared with Nine Months Ended September 30, 2018

Our net sales decreased for the nine months ended September 30, 2019 compared to the prior year period by $158 million or 6.1% (including a negative impact of 4.5% due to foreign currency translation). The decrease was primarily driven by a decrease in net sales for light vehicles OEM products of $105 million ($90 million of which was due to foreign currency translation). Net sales for commercial vehicles OEM products decreased by $33 million and net sales for aftermarket products decreased by $9 million.

Our light vehicles OEM product decline was primarily driven by lower diesel volumes in Europe and Asia, partially offset by higher gasoline volumes as a result of increased turbocharger penetration in gasoline engines and new product launches. The decrease in net sales for commercial vehicles is mainly driven by lower volumes in Europe and Asia. The decrease in aftermarket product sales was primarily driven by a volume decrease in Europe, partially offset by higher volumes in North America.

Cost of Goods Sold

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Cost of goods sold	$609	$606	$1,868	$1,972
% change compared with prior period	0.5%	6.7%	(5.3)%	14.0%
Gross profit percentage	22.0%	22.7%	22.7%	23.4%

Three Months Ended September 30, 2019 compared with Three Months Ended September 30, 2018

Costs of goods sold increased in the three months ended September 30, 2019 compared to the prior year period by $3 million or 0.5 percentage points primarily due to an increase in direct material costs of $12 million, partially offset by a $9 million decrease in other fixed costs (primarily related to government incentives and tax recoveries).

Gross profit percentage decreased primarily due to unfavorable impacts from mix and price (3.9 percentage points), the unfavorable impacts from inflation (0.7 percentage points), higher costs from research and development (0.3 percentage points), the unfavorable impact of foreign exchange rates (0.2 percentage points), and the unfavorable impact from repositioning costs (0.1 percentage points), partially offset by the favorable impact of productivity (4.4 percentage points).

Nine Months Ended September 30, 2019 compared with Nine Months Ended September 30, 2018

Costs of goods sold decreased in the nine months ended September 30, 2019 compared to the prior year period by $104 million or 5.3 percentage points primarily driven by a decrease in direct material costs, freight and labor of $66 million (primarily due to a decrease in volume), a decrease in research and development costs of $4 million (primarily due to increased customer and government funding) and a $13 million decrease in other fixed costs (primarily due to government incentives and tax recoveries).

Gross profit percentage decreased primarily due to unfavorable impacts from mix and price (3.0 percentage points), the unfavorable impacts from inflation (0.6 percentage points) and the unfavorable impact from repositioning costs (0.1 percentage points), partially offset by the favorable impact of productivity (3.0 percentage points).

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Selling, general and administrative expense	$68	$60	$186	$186
% of sales	8.7%	7.7%	7.7%	7.2%

Three Months Ended September 30, 2019 compared with Three Months Ended September 30, 2018

Selling, general and administrative expenses increased by $8 million in the three months ended September 30, 2019 compared to the prior year period. The increase was primarily due to lower corporate allocations while part of our Former Parent and an increase in severance-related expense during the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 compared with Nine Months Ended September 30, 2018

Selling, general and administrative expenses remained flat for the nine months ended September 30, 2019 compared to the prior year period.

Other Expense, Net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Other expense, net	$18	$51	$54	$132
% of sales	2.3%	6.5%	2.2%	5.1%

Three Months Ended September 30, 2019 compared with Three Months Ended September 30, 2018

Other expense, net decreased in the three months ended September 30, 2019 by $33 million compared to the prior year period.

Following the Spin-Off in 2018, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement as described above in the Asbestos-Related and Environmental Liabilities section. For the three months ended September 30, 2019, Other expense, net of $18 million primarily reflects the expense related to legal fees incurred in connection with the Indemnification and Reimbursement Agreement.

For the periods prior to the Spin-Off, our Consolidated and Combined Interim Financial Statements reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities primarily related to the Bendix legacy Honeywell business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. For the three months ended September 30, 2018, Other expense, net of $51 million was primarily driven by asbestos-related charges, net of probable insurance recoveries of $50 million.

Nine Months Ended September 30, 2019 compared with Nine Months Ended September 30, 2018

Other expense, net decreased in the nine months ended September 30, 2019 by $78 million compared to the prior year period.

For the nine months ended September 30, 2019, Other expense, net of $54 million primarily reflects the expense related to legal fees incurred in connection with the Indemnification and Reimbursement Agreement. For the nine months ended September 30, 2018, Other expense, net of $132 million was primarily driven by asbestos-related charges, net of probable insurance recoveries of $130 million.

Interest Expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Interest expense	$18	$1	$52	$3

Three Months Ended September 30, 2019 compared with Three Months Ended September 30, 2018

Following the Spin-Off, interest expense primarily relates to interest on our long-term debt. Prior to the Spin-Off, interest expense was primarily related to related party notes cash pool arrangements with our Former Parent which were settled in cash prior to the Spin-Off. Interest expense for the three months ended September 30, 2019, was $18 million in comparison to $1 million in the prior year period. This increase was primarily driven by interest expense related to our long-term debt.

Nine Months Ended September 30, 2019 compared with Nine Months Ended September 30, 2018

Interest expense for the nine months ended September 30, 2019, was $52 million, an increase of $49 million from $3 million in the prior year period. This increase was primarily driven by interest expense related to our long-term debt.

Non-operating expense (income)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Non-operating expense (income)	$(4)	$(7)	$2	$(10)

Three Months Ended September 30, 2019 compared with Three Months Ended September 30, 2018

Non-operating (income) expense for the three months ended September 30, 2019 decreased to income of $(4) million from income of $(7) million in the prior year period, primarily due to impacts from changes in foreign exchange rates, net of hedging.

Nine Months Ended September 30, 2019 compared with Nine Months Ended September 30, 2018

Non-operating (income) expense for the nine months ended September 30, 2019 decreased to expense of $2 million from income of $(10) million in the prior year period, primarily due to impacts from changes in foreign exchange rates, net of hedging.

Tax Expense (Benefit)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Tax expense (benefit)	$34	$(856)	$79	$(844)
Effective tax rate	47%	(1173)%	31%	(288)%

See Note 7, Income Taxes of the Notes to the Consolidated and Combined Interim Financial Statements for a discussion of the change in effective tax rates for the three and nine months ended September 30, 2019 versus the prior year periods.

Net Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net Income	$38	$929	$177	$1,137

Three Months Ended September 30, 2019 compared with Three Months Ended September 30, 2018

As a result of the factors described above, net income was $38 million for the three months ended September 30, 2019 as compared to net income of $929 million for the three months ended September 30, 2018. Net income for the three months ended September 30, 2018 included a tax benefit from an internal restructuring of Garrett’s business in advance of the Spin-Off that resulted in an $870 million reduction to withholding taxes on undistributed foreign earnings recorded during the three months ended September 30, 2018, and excluded any interest expense related to our long-term debt raised at the time of the Spin-Off.

Nine Months Ended September 30, 2019 compared with Nine Months Ended September 30, 2018

As a result of the factors described above, net income was $177 million for the nine months ended September 30, 2019 as compared to net income of $1,137 million for the nine months ended September 30, 2018. Net income for the nine months ended September 30, 2018 included a tax benefit from an internal restructuring of Garrett’s business in advance of the Spin-Off that resulted in an $880 million reduction to withholding taxes on undistributed foreign earnings and excluded any interest expense related to our long-term debt raised at the time of the Spin-Off.

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

EBITDA and Adjusted EBITDA(1)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions)
Net income — GAAP	$38	$929	$177	$1,137
Net interest (income) expense	16	—	46	(3)
Tax expense (benefit)	34	(856)	79	(844)
Depreciation	20	17	55	53
EBITDA (Non-GAAP)	$108	$90	$357	$343
Other operating expenses, net (which primarily consists of indemnification, asbestos and environmental expenses)(2)	18	51	54	132
Non-operating (income) expense(3)	—	—	—	(4)
Stock compensation expense(4)	5	4	14	16
Repositioning charges(5)	—	—	3	2
Foreign exchange (gain) loss on debt, net of related hedging (gain) loss	—	(8)	8	(8)
Spin-Off costs(6)	2	—	10	—
Adjusted EBITDA (Non-GAAP)	$133	$137	$446	$481

(1)

We evaluate performance on the basis of EBITDA and Adjusted EBITDA. We define “EBITDA” as our net income (loss) calculated in accordance with U.S. GAAP, plus the sum of net interest expense (income), tax expense and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of non-operating expense (income), other expenses, net (which primarily consists of indemnification, asbestos and environmental expenses), stock compensation expense, repositioning charges, foreign exchange gain (loss) on debt, net of related hedging (gain) loss and Spin-Off costs. We believe that EBITDA and Adjusted EBITDA are important indicators of operating performance and provide useful information for investors because:

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

(3)	Non-operating expense (income) adjustment excludes net interest (income), the non-service components of pension expense, equity income of affiliates, and the impact of foreign exchange.
(4)	Stock compensation expense adjustment includes only non-cash expenses.
(5)	Repositioning charges adjustment primarily includes severance costs related to restructuring projects to improve future productivity.
(6)	Spin-Off costs primarily include costs incurred for the set-up of the IT, Legal, Finance, Communications and Human Resources functions after the Spin-Off from Honeywell on October 1, 2018.

Three Months Ended September 30, 2019 compared with Three Months Ended September 30, 2018

Adjusted EBITDA (Non-GAAP) decreased by $4 million for the three months ended September 30, 2019 compared to the prior year period. The decrease was primarily due to the unfavorable impact of higher research and development expenses ($3 million), higher Selling, general and administrative expenses ($8 million), the unfavorable impact from inflation ($7 million) and unfavorable foreign exchange rates ($1 million), partially offset by the favorable impacts of volume ($15 million) and mix and price net of productivity ($1 million).

Nine Months Ended September 30, 2019 compared with Nine Months Ended September 30, 2018

Adjusted EBITDA (Non-GAAP) decreased by $35 million for the nine months ended September 30, 2019 compared to the prior year period. The decrease was primarily due to the unfavorable impacts of volume ($22 million), the unfavorable impact of foreign exchange rates including prior year’s hedge losses ($11 million) and the unfavorable impact from inflation ($17 million), partially offset by the favorable impact of mix and price net of productivity and research and development expenses ($15 million).

Adjusted earnings per common share — diluted(1)

_	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in millions except per share amounts)
Net income (loss) — GAAP	$38	$929	$177	$1,137
Tax special items(2)	—	(870)	—	(904)
Adjusted net income (Non-GAAP)	$38	$59	$177	$233

Weighted average common shares outstanding
Basic	74,753,593	74,070,852	74,528,740	74,070,852
Diluted	75,704,457	74,070,852	75,700,652	74,070,852

Earnings (losses) per common share — diluted (GAAP)	$0.50	$12.54	$2.34	$15.35
Net impact of adjustments per common share — diluted	—	(11.74)	—	(12.20)
Adjusted earnings per common share — diluted (Non-GAAP)	$0.50	$0.80	$2.34	$3.15

(1)

Adjusted earnings per common share — diluted is a non-GAAP financial measure of the Company’s diluted Earnings (losses) per common share adjusted for the impact of tax special items as described below. The measure provides investors with useful information to evaluate performance of our business excluding tax items not indicative of the underlying performance of the business.

(2)

For the three months ended September 30, 2019, there were no Tax special items. For the three months ended September 30, 2018, Tax special items consisted of a tax benefit of $870 million resulting from internal restructuring in preparation for the Spin-Off. For the nine months ended September 30, 2019, there were no Tax special items. For the nine months ended September 30, 2018, Tax special items consisted of a tax benefit of $904 million resulting from internal restructuring in preparation for the Spin-Off.

Cash flow from operations less Expenditures for property, plant and equipment(1)

	For the Nine Months Ended September 30,
	2019	2018
	(Dollars in millions)
Net cash provided by operating activities — GAAP	125	240
Expenditures for property, plant and equipment	(74)	(66)
Cash flow from operations less Expenditures for property, plant and equipment (Non-GAAP)	$51	$174

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

Cash flow from operations less Expenditures for property, plant and equipment (non-GAAP) decreased by $123 million for the nine months ended September 30, 2019 versus the prior year period, primarily due to the decrease in cash provided by operating activities of $115 million which was driven by a decrease in net income, net of deferred taxes of $48 million and an unfavorable impact of $85 million related to changes in Obligations payable to Honeywell and Asbestos-related liabilities. Additionally, Expenditures for property, plant and equipment increased by $8 million for the nine months ended September 30, 2019 versus the prior year period.

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

For both the three and nine months ended September 30, 2018, we received interest income for related party notes receivables of $0 million and $1 million and incurred interest expense for related party notes payable of $0 million and $1 million, respectively.

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

We are obligated to make quarterly principal payments throughout the term of the Term Loan Facilities according to the amortization provisions in the Credit Agreement. Borrowings under the Credit Agreement are prepayable at our option without premium or penalty, subject to a 1.00% prepayment premium in connection with any repricing transaction with respect to the Term B Facility in the first six months after the effective date of the Credit Agreement. We may request to extend the maturity date of all or a portion of the Senior Credit Facilities subject to certain conditions customary for financings of this type. The Credit Agreement also contains certain mandatory prepayment provisions in the event that we incur certain types of indebtedness or receive net cash proceeds from certain non-ordinary course asset sales or other dispositions of property, in each case subject to terms and conditions customary for financings of this type. On May 23, 2019, the Company made a prepayment of the Euro-equivalent of $9 million related to the mandatory amortizations of our Term Loan A Facility due in the third and fourth quarters of 2019 using a portion of the $19 million cash receipt from the re-couponing of our cross-currency swap contract. On September 27, 2019, the Company made a prepayment of the Euro-equivalent of $41 million related to the mandatory amortizations of its Term Loan A Facility due through the first half of 2021.

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/ repurchases, in respect of the our and our subsidiaries’ equity interests, to engage in transactions with affiliates, amend certain material documents or to permit the International Financial Reporting Standards equity amount of Lux Borrower to decrease below a certain amount. The Credit Agreement also contains financial covenants requiring the maintenance of a consolidated total leverage ratio of not greater than 4.25 to 1.00 (with step-downs to (i) 4.00 to 1.00 in approximately 2019, (ii) 3.75 to 1.00 in approximately 2020 and (iii) 3.50 to 1.00 in approximately 2021), and a consolidated interest coverage ratio of not less than 2.75 to 1.00. We were in compliance with our financial covenants as of September 30, 2019.

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

During the three and nine months ended September 30, 2019, we paid the Euro-equivalent of $37 million and $113 million, respectively, to Honeywell in connection with the Indemnification and Reimbursement Agreement.

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

Cash Flow Summary for the Nine Months Ended September 30, 2019 and 2018

	For the Nine Months Ended September 30,
	2019	2018
	(Dollars in millions)
Cash provided by (used for):
Operating activities	125	240
Investing activities	(62)	225
Financing activities	(62)	(556)
Effect of exchange rate changes on cash	(7)	(12)
Net decrease in cash and cash equivalents	$(6)	$(103)

Cash provided by operating activities decreased by $115 million for the nine months ended September 30, 2019 versus the prior year period, primarily due to a decrease in net income, net of deferred taxes of $48 million and an unfavorable impact of $85 million related to changes in Obligations payable to Honeywell and Asbestos-related liabilities.

Cash provided by investing activities decreased by $287 million for the nine months ended September 30, 2019 versus the prior year period, primarily due to unfavorable net cash impacts from marketable securities investment activities period over period of $291 million.

Cash used for financing activities decreased by $494 million for the nine months ended September 30, 2019 versus the prior year period primarily related to significant financing activities prior to the Spin-Off. The change was driven by payments for related party notes payable of $493 million, net changes to cash pooling and short-term notes of $201 million and the net decrease in invested deficit of $1,493 million during the nine months ended September 30, 2018 that did not recur during the nine months ended September 30, 2019. This was partially offset by the $1,631 million of proceeds from issuance of long-term debt during the nine months ended September 30, 2018 that did not recur during the nine months ended September 30, 2019.

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

Critical Accounting Policies

The preparation of our Consolidated and Combined Interim Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. Actual results could differ from our estimates and assumptions, and any such differences could be material to our financial statements. Our critical accounting policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2018 Form 10-K. As of September 30, 2019, there were no significant changes to any of our critical accounting policies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report on Form 10-K for the year ended December 31, 2018. As of September 30, 2019, there have been no material changes in this information.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated, as of September 30, 2019, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness in our internal control over financial reporting relating to the supporting evidence for our liability under the Indemnification and Reimbursement Agreement described above.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1+	Indemnification and Reimbursement Agreement, dated September 12, 2018, by and among Honeywell ASASCO Inc., Honeywell ASASCO 2 Inc., and Honeywell International Inc.	8-K	001-38636	2.1	9/14/2018

2.2+	Tax Matters Agreement, dated September 12, 2018, by and between Honeywell International Inc., Garrett Motion Inc., and, solely for purposes of Section 3.02(g), 5.05 and 6.13(b), Honeywell ASASCO Inc. and Honeywell ASASCO 2 Inc.	8-K	001-38636	2.2	9/14/2018

2.3+	Separation and Distribution Agreement, dated September 27, 2018, between Honeywell and Garrett Motion Inc.	8-K	001-38636	2.1	10/1/2018

2.4+	Transition Services Agreement, dated September 27, 2018, between Honeywell and Garrett Transportation I Inc.	8-K	001-28636	2.2	10/1/2018

2.5+	Employee Matters Agreement, dated September 27, 2018, between Honeywell and Garrett Motion Inc.	8-K	001-28636	2.3	10/1/2018

2.6+	Intellectual Property Agreement, dated September 27, 2018, between Honeywell and Garrett Motion Inc.	8-K	001-28636	2.4	10/1/2018

2.7+	Trademark License Agreement, dated September 27, 2018, between Honeywell and Garrett Motion Inc.	8-K	001-28636	2.5	10/1/2018

3.1	Amended and Restated Certificate of Incorporation of Garrett Motion Inc.	S-8	333-227619	4.1	10/1/2018

3.2	Amended and Restated By-laws of Garrett Motion Inc.	8-K	333-227619	4.2	10/1/2018

4.1	Indenture, dated as of September 27, 2018, between Garrett LX I S.à r.l, Garrett Borrowing LLC, Garrett Motion Inc., the guarantors named therein, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Security Agent and Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent	8-K	001-38636	4.1	10/1/2018

10.1	Agreement, dated as of September 2, 2019, between Garrett Motion Inc. and Alessandro Gili					*

10.2	Letter Agreement, dated May 31, 2018, between Honeywell Transportation Systems and Peter Bracke					*

10.3	Addendum to Employment Contract, dated as of September 3, 2019, between Garrett Motion Sàrl and Peter Bracke					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
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

Garrett Motion Inc.

Date: November 8, 2019	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: November 8, 2019	By:	/s/ Peter Bracke
Peter Bracke
Interim Chief Financial Officer