Form 10-K
period 2019-12-31
Garrett Motion Inc.
filed 2020-02-27
CIK 1735707

ffff

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒  Yes     ☐  No

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2019, the last business day of  the registrant’s most recently completed second quarter, the approximate market value of the registrant’s common  stock held by non-affiliates was $1.141 billion. As of February 25, 2020, the registrant had 74,830,133 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

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

This Annual Report on Form 10-K contains financial information that was derived partially from the consolidated financial statements and accounting records of Honeywell. The accompanying consolidated and combined financial statements of Garrett (“Consolidated and Combined Financial Statements”) reflect the consolidated and combined historical results of operations, financial position and cash flows of Garrett, for periods following the Spin-Off, and the Transportation Systems Business, for all periods prior to the Spin-Off, as it was historically managed in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Therefore, the historical consolidated and combined financial information may not be indicative of our future performance and does not necessarily reflect what our consolidated and combined results of operations, financial condition and cash flows would have been had the Business operated as a separate, publicly traded company during the entirety of the periods presented, particularly because of changes that we have experienced, and expect to continue to experience in the future, as a result of our separation from Honeywell, including changes in the financing, cash management, operations, cost structure and personnel needs of our business.

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

6.	volume of products we produce and market demand for such products and prices we charge and the margins we realize from our sales of our products;
7.	loss of or a significant reduction in purchases by our largest customers, material nonpayment or nonperformance by any our key customers, and difficulty collecting receivables;
8.	inaccuracies in estimates of volumes of awarded business;
9.	work stoppages, other disruptions or the need to relocate any of our facilities;
10.	supplier dependency;
11.	failure to meet our minimum delivery requirements under our supply agreements;
12.	failure to increase productivity or successfully execute repositioning projects or manage our workforce;
13.	potential material environmental liabilities and hazards;
14.	natural disasters and physical impacts of climate change;
15.	pandemics, including without limitation the coronavirus, and effects on our workforce and supply chain;
16.	technical difficulties or failures, including cybersecurity risks;
17.	the outcome of and costs associated with pending and potential material litigation matters, including our pending lawsuit against Honeywell;
18.	changes in legislation or government regulations or policies;

19.	risks related to international operations and our investment in foreign markets, including risks related to the withdrawal of the United Kingdom from the European Union, or Brexit;
20.	risks related to our agreements with Honeywell, such as the Indemnification and Reimbursement Agreement and Tax Matters Agreement;
21.	the terms of our indebtedness and our ability to access capital markets;
22.	unforeseen adverse tax effects;
23.	costs related to operating as a standalone public company and failure to achieve benefits expected from the Spin-Off;
24.	inability to recruit and retain qualified personnel; and
25.

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

We offer light vehicle gasoline, light vehicle diesel and commercial vehicle turbochargers that enhance vehicle performance, fuel economy and drivability. A turbocharger provides an engine with a controlled and pressurized air intake, which intensifies and improves the combustion of fuel to increase the amount of power sent through the transmission and to improve the efficiency and exhaust emissions of the engine. Market penetration of vehicles with a turbocharger is expected to increase from approximately 51% in 2019 to approximately 56% by 2023, according to IHS and other industry sources, which we believe will allow our business to grow at a faster rate than overall automobile production.

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

Our comprehensive portfolio of turbocharger, electric-boosting and connected vehicle technologies is supported by our five research and development (“R&D”) centers, 14 close-to-customer engineering facilities and 13 factories, which are strategically located around the world. Our operations in each region have self-sufficient sales, engineering and production capabilities, making us a nimble local competitor, while our standardized manufacturing processes, global supply chain, worldwide technology R&D and size enable us to deliver the scale benefits, technology leadership, cross-regional support and extensive resources of a global enterprise. In high-growth regions, including China and India, we have established a local footprint, which has helped us secure strong positions with in-region OEM customers who demand localized engineering and manufacturing content but also require the capabilities and track record of a global leader.

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

Leading technology, continuous innovation, product performance and OEM engineering collaboration are central to our customer value proposition and a core part of our culture and heritage. In 1962, we introduced a turbocharger for a mass-produced passenger vehicle. Since then, we have introduced many other notable technologies in mass-production vehicles, such as turbochargers with variable geometry turbines, dual-boost compressors, ball-bearing rotors and electronically actuated controls, all of which vastly improve engine response when accelerating at low speeds and increase power at higher speeds and enable significant improvements in overall engine fuel economy and exhaust emissions for both gasoline and diesel engines. Our portfolio today includes more than 1,400 patents and patents pending.

Revenue Summary

By Geography

By Product-line

•	We are a global business that generated revenues of approximately $3.2 billion in 2019.
•

In 2019, light vehicle products (products for passenger cars, SUVs, light trucks, and other products) accounted for approximately 67% of our revenues. Commercial vehicle products (products for on-highway trucks and off-highway trucks, construction, agriculture and power-generation machines) accounted for 19%.

•	In 2019, our OEM sales contributed approximately 86% of our revenues while our aftermarket and other products contributed 14%.
•

Approximately 56% of our 2019 revenues came from sales shipped from Europe, 28% from sales shipped from Asia and 15% from sales shipped from North America. For more information, see Note 26 Concentrations of the Notes to our Consolidated and Combined Financial Statements.

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

Global Turbocharger market

The global turbocharger market includes turbochargers for new light and commercial vehicles as well as turbochargers for replacement use in the global aftermarket. According to IHS and other industry sources, the global turbocharger market consisted of approximately 50 million unit sales with an estimated total value of approximately $11 billion in 2019. Within the global turbocharger market, light vehicles accounted for approximately 90% of total unit volume and commercial vehicles accounted for the remaining 10%.

IHS and other industry sources project that the turbocharger production volume will grow at a CAGR of approximately 4% from 2019 through 2023, driven by double-digit growth in turbochargers for light vehicle gasoline engines and continued low single-digit growth for commercial vehicles, offset by a modest decline in diesel turbochargers given a decline in diesel powertrains, particularly for light vehicles. This annual sales estimate would add approximately 222 million turbocharged vehicles on the road globally between 2019 and 2023.

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

Turbocharger penetration. The utilization of turbochargers and electric-boosting technologies on vehicle powertrain systems is one of the most cost-effective solutions to address stricter standards, and OEMs are increasing their adoption of these technologies. IHS and other industry sources expect turbocharger penetration to increase globally from approximately 51% in 2019 to approximately 56% by 2023. IHS forecasts particularly strong turbocharger penetration growth for gasoline turbochargers, expecting an increase from approximately 40% in 2019 to 52% in 2023.

Growth in overall vehicle production. After a decrease of 6% in Light Vehicle production and 2% in On Highway Commercial Vehicle production in 2019, we expect a stabilization in 2020, followed by recovery in the coming years with a modest CAGR of about 1% to 2%. The shift from pure gasoline and diesel internal combustion engines to hybridized powertrains will continue in response to increasingly strict fuel efficiency and regulatory standards. In parallel, the share of pure electric vehicles will continue to increase from a low base as technology and supporting infrastructure continue to improve.

Medium-Term Powertrain Trends

Source: IHS

Engine size and complexity. In order to address stricter fuel economy standards, OEMs have used turbochargers to reduce the average engine size on their vehicles over time without compromising performance. Stricter pollutants emissions standards (primarily for NOx and particulates) have driven higher turbocharger adoption as well, which we believe will continue in the future, with a predicted total automotive turbocharger sales volume CAGR of 4% between 2019 and 2023, in an industry with a predicted total automobile sales volume CAGR of approximately 2% over the same period, in each case according to IHS and other industry sources. In addition, increasingly demanding fuel economy standards require continuous increases in turbocharger technology content (e.g., variable geometry, electronic actuation, multiple stages, ball bearings, electrical control, etc.) which results in steady increases in average turbocharger content per vehicle.

Powertrain electrification. To address stricter fuel economy standards, OEMs also have been increasing the electrification of their vehicle offerings, primarily with the addition of hybrid vehicles, which have powertrains equipped with a gasoline or diesel internal combustion engine in combination with an electric motor. IHS estimates that hybrid vehicles globally will grow from a total of approximately 5.3 million vehicles in 2019 to a total of approximately 23.2 million vehicles by 2023, representing a CAGR of 45%. The electrified powertrain of hybrid vehicles enables the usage of highly synergistic electric-boosting technologies which augment standard turbochargers with electrically assisted boosting and electrical-generation capability. Furthermore, the application of electric boosting extends the requirement for engineering collaboration with OEMs to include electrical integration, software controls, and advanced sensing. Overall, this move to electric boosting further increases the role and value of turbocharging in improving vehicle fuel economy and exhaust emissions.

OEMs are also investing in full battery-electric vehicles, which have gained in popularity in recent years. However, IHS and other industry sources expect that they will compose only 7% of total vehicle production globally by 2023 due to their inherent limitations in driving range and recharging time and their relatively high cost. As OEMs strive to solve the issues of full battery electric vehicles, they are increasing investment in hydrogen fuel cell powered electric vehicles. These vehicles, like battery electric vehicles, have fully electric motor powertrains, but they rely on the hydrogen fuel cell to generate the required electricity. The hydrogen fuel cell also requires advanced electric-boosting technology for optimization of size and efficiency.

Connected vehicles, autonomous vehicles, and shared vehicles. In addition to powertrain evolution, the market for connected vehicles services is growing rapidly. According to Strategy&, a consulting firm, this market is expected to grow 34% per annum from approximately $4 billion in 2018 to approximately $34 billion in 2025. Our IVHM, predictive maintenance, diagnostics and cybersecurity tools address this market. Their adoption should increase as advanced driver assistance features and ultimately autonomous driving increase requirements for vehicle functional safety. Simultaneously, our cybersecurity solutions protect those vehicles against outside interference to ensure correct functionality.

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

Our Competitive Strengths

We believe that we differentiate ourselves through the following competitive strengths:

Global and broad market leadership

We are a global leader in the $11 billion turbocharger industry. We believe we will continue to benefit from the increased adoption of turbochargers, as well as our global technology leadership, comprehensive portfolio, continuous product innovation and our deep-seated relationships with all global OEMs. We maintain a leadership position across all vehicle types, engine types and regions, including:

Light Vehicles.

•

Gasoline: The global adoption of turbochargers by OEMs on gasoline engines has increased rapidly from approximately 14% in 2013 to approximately 40% in 2019 and is forecasted by IHS to increase to 52% by 2023. We have launched a leading modern 1.5L variable geometry turbo (“VNT”) gasoline application, which we believe to be among the first with a major OEM, and we expect to see increasing adoption of this technology in years to come. Key to our strategy for gasoline growth is to leverage our technology strengths in high-temperature materials and variable geometry as well as our scale, global footprint and in-market capabilities to meet the volume demands of global OEMs.

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

•

Electrified vehicles. We provide a comprehensive portfolio of turbocharger and electric-boosting technologies to manufacturers of hybrid-electric and fuel cell vehicles. OEMs have increased their adoption of these electrified technologies given regulatory standards and consumer demands driving an expected CAGR globally of approximately 43% from 2019 to 2023, according to IHS. Similar to turbochargers for gasoline and diesel engines, turbochargers for hybrid vehicles are an essential component of maximizing fuel efficiency and overall engine performance. Our products provide OEMs with solutions that further optimize engine performance and position us well to serve OEMs as they add more electrified vehicles into their fleets.

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

Strong and collaborative relationships with leading OEMs globally

We supply our products to more than 60 OEMs globally. Our top ten customers accounted for approximately 60% of net sales and our largest customer represents approximately 12% of our net sales in 2019. With over 60 years in the turbocharger industry, we have developed strong capabilities working with all major OEMs. We consistently meet their stringent design, performance and quality standards while achieving capacity and delivery timelines that are critical for customer success. Our track record of successful collaborations, as demonstrated by our strong client base and our ability to successfully launch approximately 100 product applications annually, is well recognized. For example, we received a 2017 Automotive News PACE™ Innovation Partnership Award in supporting Volkswagen’s first launch of an industry-leading VNT turbocharged gasoline engine, which is just one example of our strong collaborative relationships with OEMs. Our regional research, development and manufacturing capabilities are a key advantage in helping us to supply OEMs as they expand geographically and shift towards standardized engines and vehicle platforms globally.

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

Highly-engineered portfolio with continuous product innovation

We have led the revolution in turbocharging technology over the last 60 years and maintain a leading technology portfolio of more than 1,400 patents and patents pending. We have a globally deployed team of more than 1,200 engineers across five R&D centers and 14 close-to-customer engineering centers. Our engineers have led the mainstream commercialization of several leading turbocharger innovations, including variable geometry turbines, dual-boost compressors, ball-bearing rotors, electrically actuated controls and air-bearing electric compressors for hydrogen fuel cells. We maintain a culture of continuous product innovation, introducing about ten new technologies per year and upgrading our existing key product lines approximately every 3 years. Outside of our turbocharger product lines, we apply this culture of continuous innovation to meet the needs of our customers in new areas, particularly in connected automotive technologies. We are developing solutions, including IVHM and cybersecurity software solutions, that leverage our knowledge of vehicle powertrains and experience working closely with OEM manufacturers.

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

We manufacture more than 86% of our products in low-cost countries, including seven manufacturing facilities in China, India, Mexico, Romania and Slovakia. We have a long-standing culture of lean manufacturing excellence and continuous productivity improvement. We believe global uniformity and operational excellence across facilities is a key competitive advantage in our industry given that OEM engine platforms are often designed centrally but manufactured locally, requiring suppliers to meet the exact same specifications across all locations.

Our Growth Strategies

We seek to continue to expand our business by employing the following business strategies:

Strengthen market leadership across core powertrain technologies

We are focused on strengthening our market position in light vehicles:

•

Gasoline turbochargers, which historically lagged adoption of diesel turbochargers, are expected to grow at an 8% annual CAGR from 2019 to 2023, according to IHS, exceeding the growth of diesel turbochargers. We expect to benefit from this higher growth given the gasoline platforms we have been awarded over the past several years. We have launched the first modern 1.5L VNT gasoline application with a major OEM and we expect to see increasing adoption of this technology in years to come. Key to our strategy for gasoline growth is our plan to leverage our technology strengths in high temperature materials and variable geometry technologies as well as our scale, global footprint and in-region capabilities to meet the volume demands of global OEMs.

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

Strengthen our penetration of electrified vehicle boosting technologies

We stand to benefit from the increased adoption of hybrid-electric and fuel cell vehicles and the increased need for turbochargers associated with increased sales volumes for these engine types. IHS estimates that the global production of electrified vehicles will increase from approximately 7 million vehicles in 2019 to approximately 30 million vehicles by 2023, representing an annualized growth rate of approximately 43%. OEMs will need to further improve engine performance for their increasingly electrified offerings, and our comprehensive portfolio of turbocharger and electric-boosting technologies are designed to help OEMs do so. We expect to continue to invest in product innovations and new technologies and believe that we are well positioned to continue to be a technology-leader in the propulsion of electrified vehicles.

Increase market position in high-growth regions

IHS expects vehicle production in emerging markets to grow at an estimated CAGR of approximately 4% from 2019 to 2023. We are closely monitoring the current novel coronavirus outbreak and its implications for the auto industry both within and outside China. We expect this outbreak to affect the auto industry primarily in 2020. We currently do not expect a long-term impact on industry demand beyond 2021. We plan to continue to strengthen our relationships with OEMs in high-growth, emerging regions by demonstrating our technology leadership through our local research, development and manufacturing capabilities. Our local footprint is expected to continue to provide a strong competitive edge in high-growth regions due to our ability to work closely with OEMs throughout all stages of the product lifecycle including aftermarket support. For example, in China, our research center in Shanghai, our manufacturing facilities in Wuhan and Shanghai and our more than 950 employees support our differentiated end-to-end capabilities and we believe will continue to support key platform wins in the Chinese market. Our operations in China are expected to continue to benefit us as OEMs build global platforms in low cost regions. Our commitment to providing high-touch technology support to OEMs has allowed us to be recognized as a local player in other key high-growth regions, such as India.

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

Research, Development and Intellectual Property

We maintain technical engineering centers in major automotive production regions of the world to develop and provide advanced products, process and manufacturing support to all of our manufacturing sites, and to provide our customers with local engineering capabilities and design developments on a global basis. As of December 31, 2019, we employed approximately 1,200 engineers. Our total R&D expenses were $129 million, $128 million and $119 million for the years ended December 31, 2019, 2018 and 2017, respectively.

We currently hold approximately 1,400 patents and patents pending. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our intellectual property.

Materials

The most significant raw materials we use to manufacture our products are grey iron, aluminum, stainless steel and a nickel-, iron- and chromium-based alloy. As of December 31, 2019, we have not experienced any significant shortage of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.

Customers

Our global customer base includes nine of the ten largest light vehicle OEMs and nine of the ten largest commercial vehicle engine makers.

Our ten largest applications in 2019 were with seven different OEMs. OEM sales were approximately 86% of our 2019 revenues while our aftermarket and other products contributed 14%.

Our largest customer is Ford Motor Company (“Ford”). In 2019, 2018 and 2017, Ford accounted for 12%, 13%, and 14%, respectively, of our total sales.

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

Individual purchase orders are terminable for cause or non-performance and, in most cases, upon our insolvency and certain change of control events. In addition, many of our OEM customers have the option to terminate for convenience on certain programs, which permits our customers to impose pressure on pricing during the life of the vehicle program, and issue purchase contracts for less than the duration of the vehicle program, which potentially reduces our profit margins and increases the risk of our losing future sales under those purchase contracts. We manufacture, and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production or inventory levels throughout the supply chain.

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

As of December 31, 2019, the undiscounted reserve for environmental investigation and remediation was approximately $12 million. We do not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and we cannot determine either the timing or the amount of the ultimate costs associated with environmental matters, which could be material to our consolidated and combined results of operations and operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that environmental matters will have a material adverse effect on our consolidated and combined financial position.

Additionally, we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of our Indemnification and Reimbursement Agreement with Honeywell (the “Indemnification and Reimbursement Agreement”), we are responsible for paying to Honeywell such amounts, up to a cap equal to the Distribution Date Currency Exchange Rate (as defined in the Indemnification and Reimbursement Agreement to be 1.16977 USD = 1 EUR) equivalent of $175 million (exclusive of any late payment fees) in respect of such liabilities arising in any given calendar year. See “Risk Factors—Risks Relating to Our Business—We are subject to risks associated with the Indemnification and Reimbursement Agreement, pursuant to which we are required to make substantial cash payments to Honeywell, measured in substantial part by reference to estimates by Honeywell of certain of its liabilities”. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.

We are currently engaged in litigation against Honeywell in connection with the Indemnification and Reimbursement Agreement. For additional information, see Item 3. Legal Proceedings.

Employees

As of December 31, 2019, we employed approximately 6,200 full-time employees and 2,400 temporary and contract workers globally. Approximately 25% of our full-time employees are represented by unions and works councils.

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

Additional Information

Our Company was incorporated on March 14, 2018 as a Delaware corporation in connection with the Spin-Off from Honeywell, and we maintain our headquarters in Rolle, Switzerland.  For additional information regarding the Spin-Off, see “Basis of Presentation” at the beginning of this Annual Report on Form 10-K.

This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as all amendments and other reports filed with or furnished to the SEC, are also available free of charge on our internet site at https://www.garrettmotion.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Changes in legislation or government regulations or policies can have a significant impact on demand for our products and our results of operations.

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

In addition, as we adopt new technology, we face an inherent risk of exposure to the claims of others that we have allegedly violated their intellectual property rights. Successful claims that we infringe on the intellectual property rights of others could require us to enter into royalty or licensing agreements on unfavorable terms or cause us to incur substantial monetary liability. We may also be prohibited preliminarily or permanently from further use of the intellectual property in question or be required to change our business practices to stop the infringing use, which could limit our ability to compete effectively. In addition, our customer agreements may require us to indemnify the customer for infringement. The time and expense of defending against these claims, whether meritorious or not, may have a material and adverse impact on our profitability, can be time-consuming and costly and may divert management’s attention and resources away from our businesses. Furthermore, the publicity we may receive as a result of infringing intellectual property rights may damage our reputation and adversely impact our existing customer relationships and our ability to develop new business.

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

Our geographic footprint emphasizes locating, engineering and manufacturing capabilities in close physical proximity to our customers, thereby enabling us to adopt technologies and products for the specific vehicle types sold in each geographic market. Because our facilities offer localized services in this manner, a work stoppage or other disruption at one or more of our R&D, engineering or manufacturing and assembly facilities in a given region could have material adverse effects on our business, especially insofar as it impacts our ability to serve customers in that region. For example, in February 2020, our manufacturing facility in Wuhan, China was shut down longer than expected during the Chinese New Year due to the novel coronavirus outbreak, causing us to delay certain shipments to our customers. Moreover, due to unforeseen circumstances or factors beyond our control, we may be forced to relocate our operations from one or more of our existing facilities to new facilities and may incur substantial costs, experience program delays and sacrifice proximity to customers and geographic markets as a result, potentially for an extended period of time.

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

The novel coronavirus outbreak could adversely impact our business, financial condition and results of operations.

In December 2019, a strain of novel coronavirus surfaced in Wuhan, China. In January 2020, the World Health Organization declared the novel coronavirus outbreak a public health emergency and the U.S. Department of State instructed travelers to avoid all nonessential travel to China. We operate two facilities in China, including a manufacturing facility in Wuhan. The Chinese government has ordered our Wuhan facility to halt operations since January 23, 2020 and our Shanghai facility has operated at partial capacity due to labor constraints during the same period, which has disrupted our production schedules and will likely adversely affect our revenues. The resulting shortage of components produced by our Chinese facilities is expected to lead to lower shipments from the cancellation of new orders as well as lower volumes from existing orders. There can be no assurances as to when our Wuhan facility will re-open or when our Shanghai facility will resume operating at full capacity. Moreover, because of the current restrictions on travel in China, we may continue to have labor shortages even when our Wuhan facility re-opens, which may force us to continue to reduce operations.

Certain of our suppliers and customers in China have been similarly affected and are experiencing closures and labor shortages. As a result of such closures, we have faced difficulty sourcing materials necessary to fulfill production requirements and meet scheduled shipments, including for our plants in Europe and North America, which we believe will negatively affect our revenues. Even if we are able to find alternate sources of supply for such materials, they may cost more, which could affect our profitability and financial condition. In addition, if our customers in China are not able to accept orders or if they delay or cancel such orders, our revenues will be negatively affected.

At this point in time, there remains significant uncertainty relating to the potential effect of the novel coronavirus on our business. Infections may become more widespread, including to other countries where we have operations, and factory closures and travel restrictions may remain or worsen.

As a result of disruptions to our business as a result of the novel coronavirus, we expect that our revenues and results of operations will be negatively affected, which, among other things, could cause us to fail to comply with certain financial covenants in our Credit Agreement by and among us, Garrett LX I S.à r.l., Garrett LX II S.à r.l., Garrett LX III S.à r.l., Garrett Borrowing LLC, and Honeywell Technologies Sàrl, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”) and our Indemnification and Reimbursement Agreement.

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

We have created a geographic footprint that emphasizes locating R&D, engineering and manufacturing capabilities in close physical proximity to our customers. Our international geographic footprint subjects us to many risks, including: exchange control regulations; wage and price controls; antitrust and environmental regulations; employment regulations; foreign investment laws; monetary and fiscal policies and protectionist measures that may prohibit acquisitions or joint ventures, establish local content requirements, or impact trade volumes; import, export and other trade restrictions (such as embargoes); violations by our employees of anti-corruption laws; changes in regulations regarding transactions with state-owned enterprises; nationalization of private enterprises; natural and man-made disasters, hazards and losses; global health risks and pandemics; backlash from foreign labor organizations related to our restructuring actions; violence, civil and labor unrest; acts of terrorism; and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Additionally, certain of the markets in which we operate have adopted increasingly strict data privacy and data protection requirements or may require local storage and processing of data or similar requirements. The European Commission has approved a data protection regulation, known as the General Data Protection Regulation (“GDPR”), that came into force in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union and includes significant penalties for non-compliance. The GDPR and similar data protection measures may increase the cost and complexity of our ability to deliver our services.

Following the U.K.’s withdrawal from the European Union on January 31, 2020, the U.K. entered into a transition period during which it will continue its ongoing and complex negotiations with the European Union relating to the future trading relationship between the U.K. and European Union. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation could occur if negotiations are not completed by the end of the transition period. Our manufacturing operations in Cheadle and the businesses of our customers and suppliers could be negatively impacted if tariffs or other restrictions are imposed on the free flow of goods to and from the U.K. Trade tensions between the United States and China, and other countries have been escalating in recent years. U.S. tariff impositions against Chinese exports have generally been followed by retaliatory Chinese tariffs on U.S. exports to China. We may not be able to mitigate the impacts of any future tariffs, and our business, results of operations and financial position would be materially adversely affected by such tariffs. Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials or components may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials or components, which would have a material adverse effect on our business, results of operations and financial condition. These and other instabilities and uncertainties arising from the global geopolitical environment, along with the cost of compliance with increasingly complex and often conflicting regulations worldwide, can impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

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

A downgrade in our credit ratings, or a deterioration in industry, economic or financial conditions may restrict our ability to access the capital markets on favorable terms.

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

In 2019 and in the fourth quarter of 2018, the Company paid Honeywell $153 million and $41 million, respectively, in connection with the Indemnification and Reimbursement Agreement. Garrett has made all payments under the Indemnification and Reimbursement Agreement under protest, as described below. Prior to the Spin-Off, Honeywell’s asbestos-related Bendix liability payments for 2017, including any legal fees, was $223 million, and Honeywell’s associated insurance receipts for 2017 was $20 million.

In the event that Honeywell enters into a global settlement of all or substantially all of the asbestos-related Bendix claims in the United States, the Indemnification and Reimbursement Agreement provides that we are obligated to pay 90% of the amount paid or payable by Honeywell in connection with such global settlement payment, less 90% of insurance receipts relating to such liabilities, and in such event, we are required to pay an amount equal to the Distribution Date Currency Exchange Rate equivalent of $175 million per year until the amount payable by us in respect of such global settlement payment is less than an amount equal to the Distribution Date Currency Exchange Rate equivalent of $175 million. During that time, the annual payment by us to Honeywell of an amount equal to the Distribution Date Currency Exchange Rate equivalent of $175 million will be first allocated towards asbestos-related liabilities arising outside of the scope of the global settlement and environmental-related liabilities and then towards the global settlement payment. Payment amounts will be deferred to the extent that the payment thereof would cause a specified event of default under certain indebtedness, including our principal credit agreement or cause us to not be compliant with certain financial covenants in certain indebtedness, including our principal credit agreement on a pro forma basis, including the maximum total leverage ratio (ratio of debt to consolidated EBITDA as defined by such credit agreement, which excludes any amounts owed to Honeywell under the Indemnification and Reimbursement Agreement), and the minimum interest coverage ratio. In each calendar quarter, our ability to pay dividends and repurchase capital stock in such calendar quarter will be restricted until any amounts payable under the Indemnification and Reimbursement Agreement in such quarter (including any deferred payment amounts) are paid to Honeywell and we will be required to use available restricted payment capacity under our debt agreements to make payments in respect of any such deferred amounts. Payment of deferred amounts and certain other amounts (which are not expected to be material) could cause the amount we are required to pay under the Indemnification and Reimbursement Agreement in any given year to exceed an amount equal to the Distribution Date Currency Exchange Rate equivalent of $175 million per year (exclusive of any late payment fees up to 5% per annum). All amounts payable under the Indemnification and Reimbursement Agreement will be guaranteed by certain of our subsidiaries that act as guarantors under our principal credit agreement, subject to certain exceptions. Under the Indemnification and Reimbursement Agreement, we are also subject to certain of the affirmative and negative covenants to which we are subject under our Credit Agreement or to which we may become subject in the future under new principal credit agreements, and these covenants purport to continue to apply in certain circumstances notwithstanding a replacement of our Credit Agreement or a waiver of the corresponding covenants by our lenders. Further, pursuant to the Indemnification and Reimbursement Agreement, our ability to (i) amend or replace the Credit Agreement, (ii) enter into another credit agreement and make amendments or waivers thereto, or (iii) enter into or amend or waive any provisions under other agreements, in each case, in a manner that would adversely affect the rights of Honeywell under the Indemnification and Reimbursement Agreement, will be subject to Honeywell’s prior written consent. These covenants and consent rights in favor of Honeywell in the Indemnification and Reimbursement Agreement may significantly limit our ability to engage in many types of significant transactions on favorable terms (or at all), including, but not limited to, equity and debt financings, liability management transactions, refinancing transactions, mergers, acquisitions, joint ventures and other strategic transactions.

This agreement may have material adverse effects on our liquidity and cash flows and on our results of operations, regardless of whether we experience a decline in net sales. The agreement may also require us to accrue significant long-term liabilities on our consolidated and combined balance sheet, the amounts of which will be dependent on factors outside of our control, including Honeywell’s responsibility to manage and determine the outcomes of claims underlying the liabilities. As of December 31, 2019, and 2018, we have accrued $1,090 and $1,244 million, respectively of liability in connection with Bendix-related asbestos as well as environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, representing the estimated liability for pending claims as well as future claims expected to be asserted. The liabilities related to the Indemnification and Reimbursement Agreement may have a significant negative impact on the calculation of key financial ratios and other metrics that are important to investors, rating agencies and securities analysts in evaluating our creditworthiness and the value of our securities. Accordingly, our access to capital to fund our operations may be materially adversely affected and the value of your investment in our company may decline. Moreover, the payments that we are required to make to Honeywell pursuant to the terms of that agreement will not be deductible for U.S. federal income tax purposes.

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

In December 2019, we commenced a lawsuit against Honeywell in connection with the Indemnification and Reimbursement Agreement for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Our lawsuit seeks to establish that the Indemnification and Reimbursement Agreement is unenforceable in whole or in part and that Honeywell has breached its obligations under this agreement by failing to provide us with information as to the underlying claims to which it is entitled. There can be no assurance as to the time and resources that will be required to pursue these claims or the ultimate outcome of the lawsuit. The costs incurred in litigation may be substantial and result in the diversion of management’s attention and resources.

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

We are subject to potentially material liabilities related to the investigation and cleanup of environmental hazards and to claims of personal injuries or property damages that may arise from hazardous substance releases and exposures. We are also subject to potentially material liabilities related to the compliance of our operations with the requirements of various federal, state, local and foreign governments that regulate the discharge of materials into the environment and the generation, handling, storage, treatment and disposal of and exposure to hazardous substances. If we are found to be in violation of these laws and regulations, we may be subject to substantial fines and criminal sanctions and be required to install costly equipment or make operational changes to achieve compliance with such laws and regulations. In addition, changes in laws, regulations or government enforcement of policies concerning the environment, the discovery of previously unknown contamination or new information related to individual contaminated sites, the establishment of stricter state or federal toxicity standards with respect to certain contaminants, or the imposition of new clean-up requirements or remedial techniques, could require us to incur additional currently unanticipated costs in the future that would have a negative effect on our financial condition or results of operations.

We cannot predict with certainty the outcome of litigation matters, government proceedings and other contingencies and uncertainties.

In the ordinary course of business, we are or may be party to a number of lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of our current and historical business, including matters relating to our Indemnification and Reimbursement Agreement, commercial transactions, product liability (including legacy asbestos claims involving the friction materials legacy business), prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, antitrust, import and export, and environmental, health and safety matters. For example, we are currently engaged in litigation against Honeywell in connection with the Indemnification and Reimbursement Agreement. We cannot predict with certainty the outcome of our lawsuit against Honeywell, or any other legal proceedings or contingencies. The costs incurred in litigation can be substantial and result in the diversion of management’s attention and resources.

We may also make certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third-party obligations. Our potential liabilities are subject to change over time due to new developments, changes in settlement strategy or the impact of evidentiary requirements, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows and financial condition. If we were required to make payments, such payments could be significant and could exceed the amounts we have accrued with respect thereto, adversely affecting our business, financial condition and results of operations. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. The incurrence of significant liabilities for which there is no or insufficient insurance coverage could adversely affect our results of operations, cash flows, liquidity and financial condition.

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

We deploy and maintain IT and engineering systems. Our systems involve sensitive information and may be conducted in hazardous environments. As a result, we are subject to systems or service failures, not only resulting from our failures or the failures of third-party service providers, natural disasters, power shortages or terrorist attacks, but also from exposure to cyber or other security threats. Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, our products, our customers and/or our third-party service providers, including cloud providers. There has been an increase in the frequency and sophistication of cyber and other security threats we face, and our customers are increasingly requiring cyber and other security protections and mandating cyber and other security standards in our products.

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

We have officers and directors who live outside of the United States. As a result, it may be difficult for investors to enforce within the U.S. any judgments obtained against those officers and directors or obtain judgments against them outside of the U.S. that are based on the civil liability provisions of the federal or state securities laws of the U.S. Investors may not be able to receive compensation for damages to the value of their investment caused by wrongful actions by our directors and officers.

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

We are subject to risks relating to our Tax Matters Agreement with Honeywell.

We have agreed in the Tax Matters Agreement to covenants and indemnification obligations that address compliance with Section 355 of the Code and are intended to preserve the tax-free nature of the Spin-Off. These covenants include certain restrictions on our activity for a period of two years following the Spin-Off, unless Honeywell gives its consent for us to take a restricted action, which Honeywell is permitted to grant or withhold at its sole discretion. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business and might discourage or delay a strategic transaction that our stockholders may consider favorable.

In addition, pursuant to the terms of the Tax Matters Agreement, we are required to make payments to a subsidiary of Honeywell in an amount payable in Euros (calculated by reference to the Distribution Date Currency Exchange Rate) representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. Following the Spin-Off, Honeywell determined the portion of its net tax liability attributable to us is $240 million. The remaining amount is payable in installments through 2025 and may be adjusted at Honeywell’s discretion in the event of an audit adjustment or otherwise. In connection with the Tax Matters Agreement, we paid Honeywell, under protest, the Euro-equivalent of $18 million and $19 million during 2019 and the fourth quarter of 2018, respectively. Furthermore, Honeywell will control any subsequent tax audits or legal proceedings with respect to the mandatory transition tax, and accordingly we do not expect to be able to make definitive decisions regarding settlements or other outcomes that could influence our potential related

We may be unable to achieve some or all of the benefits that we expect to achieve from the Spin-Off.

We believe that, as an independent, publicly traded company, we will be able to, among other things, design and implement corporate strategies and policies that are better targeted to our business’s areas of strength and differentiation, better focus our financial and operational resources on those specific strategies, create effective incentives for our management and employees that are more closely tied to our business performance, provide investors more flexibility and enable us to achieve alignment with a more natural stockholder base and implement and maintain a capital structure designed to meet our specific needs. We may be unable to achieve some or all of the benefits that we expect to achieve as an independent company in the time we expect, if at all, for a variety of reasons, including: (i) operating as a stand-alone public company requires significant amounts of our management’s time and effort, which has diverted, and may continue to divert, management’s attention from operating and growing our business; (ii) we may be more susceptible to market fluctuations and other adverse events than if we were still a part of Honeywell; and (iii) our businesses is less diversified than Honeywell’s businesses prior to the separation. If we fail to achieve some or all of the benefits that we expect to achieve as an independent company, or do not achieve them in the time we expect, our business, financial condition and results of operations could be adversely affected.

As we build our information technology infrastructure and transition our data to our own systems, we could incur substantial additional costs and experience temporary business interruptions, and our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject.

We are in the process of installing and implementing information technology infrastructure to support certain of our business functions, including accounting and reporting, manufacturing process control, customer service, inventory control and distribution. We may incur substantially higher costs than currently anticipated as we transition from the existing transactional and operational systems and data centers we previously used as part of Honeywell. If we are unable to transition effectively, we may incur temporary interruptions in business operations. Any delay in implementing, or operational interruptions suffered while implementing, our new information technology infrastructure could disrupt our business and have a material adverse effect on our results of operations.

In addition, if we are unable to replicate or transition certain systems, our ability to comply with regulatory requirements could be impaired. As a result of the Spin-Off, we are directly subject to reporting and other obligations under the Exchange Act. For example, we are required to comply with Section 404 of the Sarbanes Oxley Act of 2002, as amended (the “Sarbanes Oxley Act”), which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. These reporting and other obligations have placed, and may continue to place, significant demands on management, administrative and operational resources, including accounting systems and resources.

The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes Oxley Act, we are required to maintain effective disclosure controls and procedures and internal control over financial reporting. To comply with these requirements, we have upgraded our systems, implemented additional financial and management controls, reporting systems and procedures and hired additional accounting and finance staff. We have incurred and expect to continue to incur additional annual expenses for the purpose of addressing these, and other public company reporting, requirements. If we are unable to maintain effective financial and management controls, reporting systems, information technology systems and procedures, our ability to comply with financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, financial condition, results of operations and cash flow. See “—Risks Relating to Our Common Stock and the Securities Market—If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.”

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

We derived much of the financial information included in this Annual Report on Form 10-K from Honeywell’s consolidated financial statements, and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent, publicly traded company during the periods presented, or those that we will achieve in the future. This is primarily because of the following factors:

•

Prior to the Spin-Off, we operated as part of Honeywell’s broader corporate organization, and Honeywell performed various corporate functions for us. Our historical consolidated and combined financial information prior to the Spin-Off reflects allocations of corporate expenses from Honeywell for these and similar functions. These allocations may not reflect the costs we incur for similar services in the future as an independent publicly traded company.

•

We have entered into transactions with Honeywell that did not exist prior to the Spin-Off, such as Honeywell’s provision of transition and other services, and undertaken indemnification obligations, which have caused, and will continue to cause us to incur new costs.

•

Our historical consolidated and combined financial information prior to the Spin-Off does not reflect changes that we  have experienced as a result of our separation from Honeywell, and expect to continue to experience in the future, including changes in the financing, cash management, operations, cost structure and personnel needs of our business. As part of Honeywell, we enjoyed certain benefits from Honeywell’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments, and we have lost these benefits due to the Spin-Off. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses, or access capital markets, on terms as favorable to us as those we obtained as part of Honeywell prior to the Spin-Off, and our results of operations may be adversely affected. In addition, our historical consolidated and combined financial data prior to the Spin-Off do not include an allocation of interest expense comparable to the interest expense we incurred as a result of the Spin-Off and related reorganization transactions, including interest expense in connection with our incurrence of indebtedness.

Due to our separation from Honeywell, we also face additional costs and demands on management’s time associated with being an independent, publicly traded company, including costs and demands related to corporate governance, investor and public relations and public reporting. While we were profitable as part of Honeywell, we cannot assure you that our profits will continue at a similar level now that we are an independent, publicly traded company.

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

The terms of our Credit Agreement include a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests. These may restrict our and our subsidiaries’ ability to take some or all of the following actions:

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

Moreover, as a result of all of these restrictions, we may be limited in how we conduct our business and pursue our strategy, unable to  raise additional debt financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities. Furthermore, the lenders of this indebtedness have required that we pledge our assets as security for our repayment obligations and that we abide by certain financial or operational covenants. Our ability to comply with such covenants and restrictions may be affected by events beyond our control, including prevailing economic, political, social, financial and industry conditions, such as the novel coronavirus, which has negatively affected our operations in China and will likely have an adverse impact on our revenues, financial condition and results of operations. If market or other economic conditions deteriorate or if the situation in China worsens, our ability to comply with these covenants may be impaired, and we may not be able to refinance our indebtedness on favorable terms or at all. A breach of any of these covenants, if applicable, could result in an event of default under the terms of our Credit Agreement. If an event of default occurred, the lenders under our Credit Agreement would have the right to accelerate the repayment of such debt, and the event of default or acceleration could result in the acceleration of the repayment of any other debt to which a cross-default or cross-acceleration provision applies. We might not have, or be able to obtain, sufficient funds to make these accelerated payments, and lenders could then proceed against any collateral. Any subsequent replacement of the agreements governing such indebtedness, or any new indebtedness could have similar or greater restrictions. The occurrence and ramifications of an event of default could adversely affect our business, financial condition and results of operations.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our current or future debt obligations.

The London Inter-bank Offered Rate (“LIBOR”) is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates (mainly for USD borrowings) under our Credit Agreement. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. If LIBOR ceases to exist, we will need to agree upon a replacement index with the banks under our Credit Agreement, and certain of the interest rates under our Credit Agreement may change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out. In addition, the transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR. The transition may also result in reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. Any such effects of the transition away from LIBOR, as well as other unforeseen effects, may result in expenses, difficulties, complications or delays in connection with future financing efforts, which could have a material adverse impact on our business, financial condition and results of operations.

Some of our customers, prospective customers, suppliers or other companies with whom we conduct business may need assurances that our financial stability on a stand-alone basis is sufficient to satisfy their requirements for doing or continuing to do business with them. Any failure of parties to be satisfied with our financial stability could cause these parties to cease to do business with us, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Because of their former positions with Honeywell, certain of our executive officers and directors own equity interests in Honeywell. Continuing ownership of Honeywell shares could create, or appear to create, potential conflicts of interest if we and Honeywell face decisions that could have implications for both us and Honeywell.

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

We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. If we are not able to comply with the requirements of Section 404, the market price of shares of common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully comply with Section 404 requires us to be able to prepare timely and accurate financial statements. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer, and we may be unable to conclude that our internal control over financial reporting is effective, and our independent registered public accounting firm may provide an adverse opinion on our internal control over financial reporting. In the course of preparing our Annual Report on Form 10-K and our Consolidated and Combined Financial Statements for the year ended December 31, 2018, our management determined that there was a material weakness in our internal control over financial reporting relating to the supporting evidence for our liability to Honeywell under the Indemnification and Reimbursement Agreement.  Even though we have concluded, and our auditors have concurred, that this material weakness has been remediated as of December 31, 2019, and that our internal control over financial reporting is effective as of that date, we could identify additional material weaknesses in our internal control over financial reporting in the future, which could cause us to have to restate our Combined and Consolidated Financial Statements. In the event of an additional material weakness or restatement, the market price of shares of common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which could have a material adverse effect on our results of operations and financial condition. See “—Risks Relating to the Spin-Off—As we build our information technology infrastructure and transition our data to our own systems, we could incur substantial additional costs and experience temporary business interruptions, and our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject.”

We plan to evaluate whether to pay cash dividends on our common stock in the future, and the terms of our indebtedness will limit our ability to pay dividends on our common stock.

We plan to evaluate whether to pay cash dividends to our stockholders. The timing, declaration, amount and payment of future dividends to stockholders, if any, will fall within the discretion of our board of directors. The Board’s decisions regarding the payment of dividends will depend on consideration of many factors, such as our financial condition, earnings, sufficiency of distributable reserves, opportunities to retain future earnings for use in the operation of our business and to fund future growth, capital requirements, debt service obligations, obligations under the Indemnification and Reimbursement Agreement, legal requirements, regulatory constraints and other factors that the Board deems relevant. Additionally, the terms of our Credit Agreement and obligations under the Indemnification and Reimbursement Agreement limit our ability to pay cash dividends. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence paying dividends.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have created a geographic footprint that emphasizes locating R&D, engineering and manufacturing capabilities in close physical proximity to our customers, thereby enabling us to manage our environmental footprint to meet our sustainability targets and to adopt technologies and products for the specific vehicle types sold in each geographic market. Over the past several years, we have invested heavily to be close to our Chinese, Indian and other high-growth region OEM customers to be able to offer world-leading technologies, localized engineering support and unparalleled manufacturing productivity.

As of December 31, 2019, we owned or leased 13 manufacturing sites, five R&D centers and 14 close-to- customer engineering sites. We also have many smaller sales offices, warehouses, cybersecurity and IVHM sites and other investments strategically located throughout the world. The following table shows the regional distribution of our manufacturing sites, R&D centers and customer engineering sites:

		Europe,
		Middle East &	South Asia &
	North America	Africa	Asia Pacific	South America	Total
Manufacturing Sites	2	5	5	1	13
R&D Centers	2	1	2	0	5
Close-to-Customer Engineering Sites	3	7	3	1	14

We continually and proactively review our real estate portfolio and develop footprint strategies to support our customers’ global plans, while at the same time supporting our technical needs and optimizing operating cost base. We expect our evolving portfolio will meet current and anticipated future needs.

Item 3. Legal Proceedings

On December 2, 2019, the Company and its subsidiary, Garrett ASASCO Inc., filed a Summons with Notice in the Commercial Division of the Supreme Court of the State of New York, County of New York (the “NY Supreme Court”) commencing an action (the “Action”) against Honeywell, certain of Honeywell’s subsidiaries and certain of Honeywell’s employees for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 15, 2020, the Company and Garrett ASASCO Inc. filed a Complaint in the NY Supreme Court in connection with the Action. The lawsuit arises from the Indemnification and Reimbursement Agreement. The Company is seeking declaratory relief, compensatory damages in an amount to be determined at trial rescission of the Indemnification and Reimbursement Agreement, attorneys’ fees and costs, and such other and further relief as the Court may deem just and proper. Among other claims, Garrett asserts that Honeywell is not entitled to indemnification because it improperly seeks indemnification for amounts attributable to punitive damages and intentional misconduct, and because it has failed to establish other prerequisites for indemnification under New York law.  Specifically, the claim asserts that Honeywell has failed to establish its right to indemnity for each and every asbestos settlement of the thousands for which it seeks indemnification. The Action seeks to establish that the Indemnification and Reimbursement Agreement is not enforceable, in whole or in part.

We are involved in various other lawsuits, claims and proceedings incident to the operation of our businesses, including those pertaining to product liability, product safety, environmental, safety and health, intellectual property, employment, commercial and contractual matters and various other matters. Although the outcome of any such lawsuit, claim or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to us, we do not currently believe that such lawsuits, claims or proceedings will have a material adverse effect on our financial position, results of operations or cash flows. We accrue for potential liabilities in a manner consistent with accounting principles generally accepted in the United States. Accordingly, we accrue for a liability when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.

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

Holders of Record

As of February 25, 2020, there were 37,237 stockholders of record of our common stock.

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

Stock Performance Graph

The following graph and table illustrate the total return from October 1, 2018 through December 31, 2019, for (i) our common stock, (ii) the Standard and Poor’s (“S&P”) 600 Index, and (iii) the average stock performance of a group consisting of our peer companies (“Peer Group”), consisting of BorgWarner Inc., Allison Transmission Holdings, Inc., and Delphi Technologies Plc. The Peer Group is used routinely by management for benchmarking purposes. The graph and the table assume that $100 was invested on October 1, 2018 in each of our common stock, the S&P 600 Index, and the common stock of our Peer Group, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our common stock and may not be indicative of our future performance.

Indexed Price Performance

Global Markets Intelligence Group

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

There were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended December 31, 2019.

Item 6. Selected Financial Data

Selected Historical Consolidated and Combined Financial Data

The following tables present certain selected historical consolidated and combined financial information as of and for each of the years in the five-year period ended December 31, 2019. Prior to the Spin-Off on October 1, 2018, our historical financial statements were prepared on a stand-alone combined basis and were derived from the consolidated financial statements and accounting records of Honeywell. Accordingly, for periods prior to October 1, 2018, our financial statements are presented on a combined basis and for the periods subsequent to October 1, 2018 are presented on a consolidated basis (collectively, the historical financial statements for all periods presented are referred to as “Consolidated and Combined Financial Statements”). The selected historical consolidated and combined financial data as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017 are derived from the historical audited Consolidated and Combined Financial Statements as included in this Form 10-K. Certain amounts as of and for the year ended December 31, 2018 have been revised to correct for errors that were immaterial to our previously issued Consolidated and Combined Financial Statements for the year ended December 31, 2018 as described in Note 8 —Revision of Previously Issued Financial Statements in Part II, Item 8 of this Form 10-K. The selected historical combined financial data as of December 31, 2017 and 2016 and for the years ended December 31, 2016 and 2015 are derived from historical audited combined financial statements not included in this Annual Report on Form 10-K. The selected historical combined financial data as of December 31, 2015 are derived from our unaudited combined financial information.

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

	Year Ended December 31,
	2019	2018		2017		2016	2015
	(Dollars in millions except per share amounts)
Selected Statement of Operations Information:
Net sales	$3,248	$3,375		$3,096		$2,997	$2,908
Net income (loss)	$313	$1,206	(1)	$(983)	(2)	$199	$254

Earnings per common share (3)
Basic:	$4.20	$16.28		$(13.27)		$2.69	$3.43
Diluted:	$4.12	$16.21		$(13.27)		$2.69	$3.43
Weighted average common shares (3)
Basic:	74,602,868	74,059,240		74,070,852		74,070,852	74,070,852
Diluted:	75,934,373	74,402,148		74,070,852		74,070,852	74,070,852

	As of December 31,
	2019	2018	(1)	2017	2016	2015
	(Dollars in millions)
Selected Balance Sheet Information:
Total assets	$2,275	$2,124		$2,997	$2,661	$2,444
Long-term debt	$1,409	$1,569		$—	$—	$116
Total liabilities	$4,408	$4,641		$5,192	$3,882	$3,803
Total deficit	$(2,133)	$(2,517)		$(2,195)	$(1,221)	$(1,359)

(1)	2018 Net income was impacted by an internal restructuring of Garrett’s business resulting in a tax benefit of $907 million.
(2)

2017 Net income was impacted by the U.S. Tax Cuts and Jobs Act (the “Tax Act”) resulting in a tax expense of $1,335 million; see Note 7 Income Taxes of the Notes to Consolidated and Combined Financial Statements for further details.

(3)

On October 1, 2018, the date of consummation of the Spin-Off, 74,070,852 shares of the Company’s common stock were distributed to Honeywell stockholders of record as of September 18, 2018. Basic and Diluted EPS for all periods prior to the Spin-Off reflect the number of distributed shares, or 74,070,852 shares. These shares were treated as issued and outstanding from January 1, 2015 for purposes of calculating historical earnings per share.

Non-GAAP Measures

It is management’s intent to provide non-GAAP financial information to supplement the understanding of our business operation and performance, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the most directly comparable GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be comparable to other similarly titled measures used by other companies. Additionally, the non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of the Company’s operating results as reported under GAAP.

EBITDA and Adjusted EBITDA(1) (2)

	Year Ended December 31,
	2019	2018	2017
Net income (loss) — GAAP	$313	$1,206	$(983)
Net interest (income) expense	61	12	(6)
Tax expense (benefit)	33	(810)	1,349
Depreciation	73	72	64
EBITDA (Non-GAAP)	$480	$480	$424
Other expense, net (which primarily consists of indemnification, asbestos and environmental expenses)(3)	40	120	130
Non-operating (income) expense(2)(4)	8	(2)	—
Stock compensation expense(5)	18	21	15
Repositioning charges(6)	2	2	20
Foreign exchange (gain) loss on debt, net of related hedging (gain) loss	7	(7)	—
Spin-Off costs(7)	28	6	—
Adjusted EBITDA (Non-GAAP)	$583	$620	$589

(1)

We evaluate performance on the basis of EBITDA and Adjusted EBITDA. We define “EBITDA” as our net income (loss) calculated in accordance with U.S. GAAP, plus the sum of net interest (income) expense, tax (benefit) expense and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of non-operating (income) expense, net, other expense, net (which primarily consists of indemnification, asbestos and environmental expenses), stock compensation expense, repositioning charges, foreign exchange gain (loss) on debt, net of related hedging (gain) loss, non-service component of pension expense and Spin-Off costs. We believe that EBITDA and Adjusted EBITDA are important indicators of operating performance and provide useful information for investors because:

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

(2)

We have elected to change our definition of Adjusted EBITDA to exclude the non-service component of pension expense. Non-service pension expense is comprised of interest costs, expected return on plan assets and actuarial gains/losses. The components of non-service pension expense are primarily tied to financial market performance, changes in market interest rates and investment performance. The service cost component of our pension plans remains in Adjusted EBITDA. We consider the non-service component of pension expense to be outside the performance of our ongoing core business operations and believe that presenting Adjusted EBITDA including only the service component of pension expense, in addition to our GAAP operating results, provides increased transparency as to the operating costs of providing pension benefits to our employees and the underlying trends in our operating business performance. As a result, the prior periods presented were recast to conform to the current year presentation, resulting in a change in Adjusted EBITDA of $2 million and $1 million, for 2018 and 2017 respectively.

(3)

For periods prior to the Spin-Off, we reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities primarily related to the Bendix legacy Honeywell business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. We recognized a liability for any asbestos-related contingency that was probable of occurrence and reasonably estimable. In connection with the recognition of liabilities for asbestos-related matters, we recorded asbestos-related insurance recoveries that are deemed probable. In periods subsequent to the Spin-Off, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement with Honeywell entered into on September 12, 2018, under which we are required to make payments to

Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. See Note 23, Commitments and Contingencies of Notes to the Consolidated and Combined Financial Statements.

(4)

Non-operating (income) expense adjustment includes the non-service component of pension expense and other expense, net and excludes interest income, equity income of affiliates, and the impact of foreign exchange.

(5)	Stock compensation expense adjustment includes only non-cash expenses.
(6)	Repositioning charges adjustment primarily includes severance costs related to restructuring projects to improve future productivity.
(7)	Spin-Off costs primarily include costs incurred for the set-up of the IT, Legal, Finance, Communications and Human Resources functions after the Spin-Off from Honeywell on October 1, 2018.

Adjusted EBITDA (Non-GAAP) decreased by $37 million in 2019 compared to 2018. The decrease was primarily due to unfavorable impacts of inflation ($26 million), unfavorable impact from price ($36 million), the unfavorable impact of foreign exchange rates including prior year’s hedge losses ($8 million) and unfavorable impact of higher research and development expenses ($1 million), partially offset by favorable impact of productivity net of mix ($20 million) and favorable impacts of volume ($14 million).

Cash flow from operations less Expenditures for property, plant and equipment(1)

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Net cash provided by (used for) operating activities — GAAP	242	373	71
Expenditures for property, plant and equipment	(102)	(95)	(103)
Cash flow from operations less Expenditures for property, plant and equipment (Non-GAAP)	$140	$278	$(32)

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

Cash flow from operations less Expenditures for property, plant and equipment (non-GAAP) decreased by $138 million in 2019 versus 2018, primarily due to the decrease in cash provided by operating activities of $131 million which was driven by a decrease in Obligations to Honeywell of $67 million, higher cash interest payments of $46 million, a decrease in net income, net of deferred taxes of $3 million and a decrease of $39 million in other items (accrued liabilities and other assets), partially offset by a favorable impact from working capital of $24 million. Additionally, Expenditures for property, plant and equipment increased by $7 million in 2019 as compared to 2018.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the years ended December 31, 2019, 2018 and 2017. Certain amounts as of and for the year ended December 31, 2018 have been revised to correct for errors that were immaterial to our previously issued Consolidated and Combined Financial Statements for the year ended December 31, 2018 as described in Note 8 —Revision of Previously Issued Financial Statements in Part II, Item 8 of this Form 10-K.  Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” refer to (i) Honeywell’s Transportation Systems Business (the “Transportation Systems Business” or the “Business”) prior to our spin-off from Honeywell International Inc. (the “Spin-Off”) and (ii) Garrett Motion Inc. and its subsidiaries following the Spin-Off, as applicable.

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

Market penetration of vehicles with a turbocharger is expected to increase from approximately 51% in 2019 to approximately 56% by 2023, according to IHS and other industry sources, which we believe will allow our business to grow at a faster rate than overall automobile production. The turbocharger market volume growth was particularly strong in China and other high-growth regions.

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

In particular, the commercial vehicle OEM market and light vehicle gasoline markets in China and other high-growth regions have increased due to favorable economic conditions and rising income levels which have led to an increase in automotive and vehicle content demand. While the respective growth rates may potentially decline as the local markets mature, we continue to expect an increase in future vehicle production utilizing turbocharger technologies as vehicle ownership remains well below ownership levels in developed markets. We are closely monitoring the current novel coronavirus outbreak and its implications for the auto industry both within and outside China. We expect this outbreak to affect the auto industry primarily in 2020. We currently do not expect a long-term impact on industry demand beyond 2021.

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

In connection with the Spin-Off, we entered into an Indemnification and Reimbursement Agreement (the “Indemnification and Reimbursement Agreement”) and a Tax Matters Agreement (the “Tax Matters Agreement”) with Honeywell on September 12, 2018, each of which is described in this MD&A. In December 2019, we commenced a lawsuit against Honeywell in connection with the Indemnification and Reimbursement Agreement, as described below.

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
Asbestos-Related and Environmental Liabilities

For the periods prior to the Spin-Off, our Consolidated and Combined Financial Statements reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities primarily related to the Bendix legacy Honeywell business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. However, this recognition model differs from the recognition model applied subsequent to the Spin-Off. In periods subsequent to the Spin-Off, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement with Honeywell entered into on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the year ended December 31, 2019 and in the fourth quarter of 2018, we paid Honeywell the Euro-equivalent of $153 million and $41million, respectively, in connection with the Indemnification and Reimbursement Agreement. Garrett has made all payments under the Indemnification and Reimbursement Agreement under protest, as described below.

On October 19, 2018, Honeywell disclosed in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 (the “Honeywell Form 10-Q”) that the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) opened an investigation into Honeywell’s prior accounting for liability for unasserted Bendix-related asbestos claims. In addition, Honeywell noted that it revised certain previously-issued financial statements to correct the time period associated with the determination of appropriate accruals for legacy Bendix asbestos-related liability for unasserted claims.

As disclosed, in Honeywell’s Current Report on Form 8-K filed on August 28, 2019, the SEC informed Honeywell that it had concluded its investigation and that it does not intend to recommend any enforcement action against Honeywell.

On December 2, 2019, we filed a Summons with Notice in the Commercial Division of the Supreme Court of the State of New York, County of New York (“NY Supreme Court”) commencing an action (the “Action”) against Honeywell for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of implied covenant of good faith and fair dealing, and unjust enrichment. On January 15, 2020, we filed a Complaint in the NY Supreme Court in connection with the Action. The lawsuit arises from the Indemnification and Reimbursement agreement, which was not negotiated at arm’s – length, and purports to obligate Garrett to compensate Honeywell for payments relating to asbestos exposure arising from Honeywell’s legacy Bendix automotive brake business, including payments relating to punitive damages and defense costs. Our lawsuit seeks to establish that the Indemnification and Reimbursement Agreement is unenforceable in whole or part and that Honeywell has breached its obligations under this agreement by filing to provide us with information as to the underlying claims to which it is entitled. There can be no assurance as to the time and recourses that will be required to pursue these claims or the ultimate outcome of the lawsuit, but we intend to press these claims aggressively. Among other claims, Garrett asserts that Honeywell is not entitled to indemnification because it improperly seeks indemnification for amounts attributable to punitive damages and intentional misconduct, and because it has failed to establish other prerequisites for indemnification under New York law.  Specifically, the claim asserts that Honeywell has failed to establish its right to indemnity for each and every asbestos settlement of the thousands for which it seeks indemnification. The Action seeks to establish that the Indemnification and Reimbursement Agreement is not enforceable, in whole or in part.

Results of Operations for the Years Ended December 31, 2019, 2018 and 2017

Net Sales

	2019	2018	2017
	(Dollars in millions)
Net sales	$3,248	$3,375	$3,096
% change compared with prior period	(3.8)%	9.0%	3.3%

The change in net sales compared to the prior year period is attributable to the following:

	2019	2018
Volume	1.3%	7.0%
Price	(1.1)%	(1.4)%
Foreign Currency Translation	(4.0)%	3.4%
	(3.8)%	9.0%

2019 compared with 2018

Our net sales for 2019 were $3,248 million, a decrease of $127 million or 3.8% (including a negative impact of 4.0% due to foreign currency translation), from $3,375 million in 2018. The decrease in sales was primarily driven by light vehicles OEM products decline of $57 million, commercial vehicles OEM products decline of $39 million, aftermarket products decline of $20 million and other products decline of $10 million.

Our light vehicles OEM product decline was primarily driven by lower diesel volumes in Europe and Asia, partially offset by higher gasoline volumes as a result of increased turbocharger penetration in gasoline engines and new product launches. The decrease in net sales for commercial vehicles is mainly driven by lower volumes in Europe and North America. The decrease in aftermarket product sales was primarily driven by a volume decrease in Europe.

2018 compared with 2017

Our net sales for 2018 were $3,375 million, an increase of $279 million, or 9.0% (including a favorable impact of 3.4% due to foreign currency translation), from $3,096 million in 2017, primarily driven by increases in sales volume partially offset by price reductions. The increase in sales volume, net of price reductions, was primarily driven by light vehicles OEM products growth of $220 million, commercial vehicles OEM products growth of $59 million and aftermarket products growth of $8 million.

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

Cost of Goods Sold

	2019	2018	2017
	(Dollars in millions)
Cost of goods sold	$2,537	$2,599	$2,361
% change compared with prior period	(2.4)%	10.1%	(0.2)%
Gross Profit percentage	21.9%	23.0%	23.7%

2019 compared with 2018

Cost of goods sold for 2019 was $2,537 million, a decrease of $62 million or 2.4% from $2,599 million in 2018. The decrease was primarily due to a decrease in direct material costs and labor costs of $113 million primarily due to changes in foreign exchange rates and increases in productivity of $98 million, partially offset by unfavorable impacts from volume and mix of $141 million and other impacts of $8 million. Gross profit percentage decreased primarily due to unfavorable impacts from mix (2.8 percentage points), price (0.9 percentage points) and the unfavorable impacts from inflation (0.7 percentage points), partially offset by the favorable impact of productivity (3.1 percentage points) and the favorable impact of foreign exchange rates (0.2 percentage points).

2018 compared with 2017

Cost of goods sold for 2018 was $2,599 million, an increase of $238 million, or 10.1%, from $2,361 million in 2017. This increase was primarily driven by an increase in direct material costs and labor of $215 million, or 12%, (principally due to an increase in volume). Gross profit percentage decreased primarily due to unfavorable impacts from mix and price (3.1 percentage point impact) and inflation (1 percentage point impact), partially offset by higher productivity (3.0 percentage point impact) and net reductions in repositioning and other costs (0.6 percentage point impact).

Selling, General and Administrative Expenses

	2019	2018	2017
	(Dollars in millions)
Selling, general and administrative expense	$249	$249	$249
% of sales	7.7%	7.4%	8.0%

2019 compared with 2018

Selling, general and administrative expenses were flat for 2019 compared to 2018 leading to an increase in expenses as a percentage of sales.

2018 compared with 2017

Selling, general and administrative expenses were flat for 2018 compared with 2017 leading to a decline in expenses as a percentage of sales.

Other Expense, Net

	2019	2018	2017
	(Dollars in millions)
Other expense, net	$40	$120	$130
% of sales	1.2%	3.6%	4.2%

2019 compared with 2018

Other expense, net decreased in 2019 by $80 million compared to 2018. For 2019, Other expense, net of $40 million primarily reflects $28 million of legal fees incurred in connection with the Indemnification and Reimbursement Agreement, $11 million of litigation legal fees in connection with the pending litigation against Honeywell, and $1 million in factoring and notes receivables discount fees. For 2018, Other expense, net of $120 million was primarily driven by asbestos-related charges, net of probable insurance recoveries of $131 million.

2018 compared with 2017

For the periods prior to the Spin-Off, our Consolidated and Combined Financial Statements reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities primarily related to the Bendix legacy Honeywell business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. For the nine months ended September 30, 2018, compared to the same period in 2017, Other expense, net increased by $3 million due to a $6 million increase in environmental charges, partially offset by a $3 million decrease in asbestos charges.

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

Interest Expense

	2019	2018	2017
	(Dollars in millions)
Interest Expense	$68	$19	$8

2019 compared with 2018

Interest expense in 2019, was $68 million, an increase of $49 million from $19 million in 2018. The increase was primarily driven by interest expense related to our long-term debt. Prior to the Spin-Off, interest expense was primarily related to related party notes from cash pool arrangements with our Former Parent which were settled in cash prior to the Spin-Off.

2018 compared with 2017

Following the Spin-Off, interest expense primarily relates to interest on our long-term debt. Prior to the Spin-Off, interest expense primarily related to related party notes from cash pool arrangements with our Former Parent which were settled in cash prior to the Spin-Off. Interest expense for 2018, was $19 million, an increase of $11 million from $8 million in 2017. This increase was primarily driven by interest expense related to our long-term debt of $17 million partially offset by a decrease in related party notes interest expense of $5 million. See Note 3 Related Party Transactions with Honeywell and Note 16 Long-term Debt and Credit Agreements of Notes to Consolidated and Combined Financial Statements.

Non-operating expense (income)

	2019	2018	2017
	(Dollars in millions)
Non-operating expense (income)	$8	$(8)	$(18)

2019 compared with 2018

Non-operating expense (income) in 2019 decreased to an expense of $8 million from an income of ($8) million in the prior year period, primarily driven by $6 million of marked to market pension costs and other non-service components of pension costs, $7 million of foreign exchange costs, net of hedging and a $4 million decrease in interest income from bank accounts and marketable securities.

2018 compared with 2017

Non-operating (income) expense for 2018 decreased to income of ($8) million from income of ($18) million in 2017. This decrease was primarily driven by a decrease in interest income from bank accounts and marketable securities of $7 million and an increase in non-service related pension ongoing (income) expense of $3 million.

Tax Expense (Benefit)

	2019	2018	2017
	(Dollars in millions)
Tax expense (benefit)	$33	$(810)	$1,349
Effective tax rate	9.5%	(204.5)%	368.6%

2019 compared with 2018

The effective tax rate increased by 214.0 percentage points in 2019 compared to 2018. The increase was primarily attributable to the absence of approximately $910 million of non-recurring tax benefits in 2018 because of a reduction in withholding taxes incurred as part of an internal restructuring of Garrett’s business in advance of the Spin-Off. The increase was partially offset by approximately $60 million of tax benefits related to the remeasurement of deferred tax assets and liabilities for tax law changes enacted during 2019, primarily in Switzerland.

2018 compared with 2017

The effective tax rate decreased by 573.1 percentage points in 2018 compared to 2017. The decrease was primarily attributable to the absence of approximately $1,335 million of expense related to the Tax Act incurred during 2017 and approximately $910 million of tax benefits from a reduction of withholding taxes incurred as part of an internal restructuring of Garrett’s business in advance of the Spin-Off. The impacts of the Tax Act during 2017 primarily consisted of a tax charge of $354 million related to the imposition of the one-time mandatory transition tax on the Company’s undistributed foreign earnings (see below for amounts payable to Honeywell) and a $980 million tax charge because of a change in the Company’s intent to no longer permanently reinvest its undistributed foreign earnings outside the US.  The $980 million tax charge primarily consisted of withholding taxes on future distributions which were subsequently reduced to approximately $50 million during 2018 primarily in connection with an internal restructuring.

Net Income (loss)

	2019	2018	2017
	(Dollars in millions)
Net Income (loss)	$313	$1,206	$(983)

2019 compared with 2018

As a result of the factors described above, net income was $313 million in 2019 as compared to net income of $1,206 million in 2018. Net income for 2018 includes an $879 million tax benefit from reduced withholding taxes on undistributed earnings and no interest expense related to our long-term debt raised at the time of the Spin-Off.

2018 compared with 2017

As a result of the factors described above, net income was $1,206 million in 2018 as compared to net loss of $983 million in 2017.

Liquidity and Capital Resources

We expect that our primary cash requirements in 2020 will primarily be to fund operating activities, working capital, and capital expenditures, and to meet our obligations under the debt instruments and the Indemnification and Reimbursement Agreement described below, as well as the Tax Matters Agreement. In addition, we may engage in repurchases of our debt and equity securities from time to time. We believe we will meet our known or reasonably likely future cash requirements through the combination of cash flows from operating activities, available cash balances and available borrowings through our debt agreements. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances that we will be able to obtain additional debt or equity financing on acceptable terms in the future. Based upon our history of generating strong cash flows, we believe we will be able to meet our short-term liquidity needs for at least the next twelve months.

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

We are obligated to make quarterly principal payments throughout the term of the Term Loan Facilities according to the amortization provisions in the Credit Agreement. Borrowings under the Credit Agreement are prepayable at our option without premium or penalty. We may request to extend the maturity date of all or a portion of the Senior Credit Facilities subject to certain conditions customary for financings of this type. The Credit Agreement also contains certain mandatory prepayment provisions in the event that we incur certain types of indebtedness or receive net cash proceeds from certain non-ordinary course asset sales or other dispositions of property, in each case subject to terms and conditions customary for financings of this type.

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/ repurchases, in respect of the our and our subsidiaries’ equity interests, to engage in transactions with affiliates, amend certain material documents or to permit the International Financial Reporting Standards equity amount of Lux Borrower to decrease below a certain amount. The Credit Agreement also contains financial covenants requiring the maintenance of a consolidated total leverage ratio of not greater than 4.00 to 1.00 (with step-downs to (i) 3.75 to 1.00 in September 2020 and (ii) 3.50 to 1.00 in September 2021), and a consolidated interest coverage ratio of not less than 2.75 to 1.00. We were in compliance with our financial covenants as of December 31, 2019.

Senior Notes

On September 27, 2018, we completed the offering of €350 million (approximately $410 million based on exchange rates as of September 27, 2018) in aggregate principal amount of 5.125% senior notes due 2026 (the “Senior Notes”). The Senior Notes bear interest at a fixed annual interest rate of 5.125% and mature on October 15, 2026.

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

Indemnification and Reimbursement Agreement

On September 12, 2018, we entered into the Indemnification and Reimbursement Agreement, under which we are required to make certain payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of the Indemnification and Reimbursement Agreement, we are responsible for paying to Honeywell such amounts, up to a cap equal to the Distribution Date Currency Exchange Rate (1.16977 USD = 1 EUR) equivalent of $175 million (exclusive of any late payment fees) in respect of such liabilities arising in any given calendar year. This Indemnification and Reimbursement Agreement may have material adverse effects on our liquidity and cash flows and on our results of operations, regardless of whether we experience a decline in net sales. See “We are subject to risks associated with the Indemnification and Reimbursement Agreement, pursuant to which we are required to make substantial cash payments to Honeywell, measured in substantial part by reference to estimates by Honeywell of certain of its liabilities.” The payments that we are required to make to Honeywell pursuant to the terms of the Indemnification and Reimbursement Agreement will not be deductible for U.S. federal income tax purposes. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.

During the year ended December 31, 2019 and in the fourth quarter of 2018, we paid Honeywell, under protest, the Euro-equivalent of $153 million and $41 million, respectively, in connection with the Indemnification and Reimbursement Agreement.  Based on information received related to indemnifiable payments made by Honeywell, we estimate that the 2019 payment includes approximately $34 million of overpayments which, if confirmed by Honeywell in the Prior Year Aggregate Loss Statement (as defined in the Indemnification and Reimbursement Agreement), will be deducted from the indemnity payment for the second quarter of 2020 in accordance with the Indemnification and Reimbursement Agreement.

We are currently engaged in litigation against Honeywell in connection with the Indemnification and Reimbursement Agreement. For additional information, see Part I, Item 3. Legal Proceedings.

Tax Matters Agreement

On September 12, 2018, we entered into a Tax Matters Agreement with Honeywell. The Tax Matters Agreement governs the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests).

The Tax Matters Agreement generally provides that we are responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. Among other items, as a result of the mandatory transition tax imposed by the Tax Cuts and Jobs Act, one of our subsidiaries is required to make payments to a subsidiary of Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. We estimate that our total aggregate payments to Honeywell with respect to the mandatory transition tax will be $240 million with $193 million in payments remaining as of December 31, 2019. Under the terms of the Tax Matters Agreement, we are required to pay this amount in Euros, without interest, in five annual installments, each equal to 8% of the aggregate amount, followed by three additional annual installments equal to 15%, 20% and 25% of the aggregate amount, respectively. In connection with this agreement, we paid Honeywell the Euro-equivalent of $18 million and $19 million during the year ended December 31, 2019 and the fourth quarter of 2018, respectively.

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

Cash Flow Summary for the Years Ended December 31, 2019, 2018 and 2017

Our cash flows from operating, investing and financing activities for the years ended December 31, 2019, 2018 and 2017, as reflected in the audited Consolidated and Combined Financial Statements included elsewhere in this Form 10-K, are summarized as follows:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$242	$373	$71
Investing activities	(86)	192	30
Financing activities	(163)	(658)	60
Effect of exchange rate changes on cash	(2)	(11)	20
Net increase (decrease) in cash and cash equivalents	$(9)	$(104)	$181

2019 compared with 2018

Cash provided by operating activities decreased by $131 million for 2019 in comparison to 2018, primarily due to a a decrease in Obligations to Honeywell of $67 million, higher cash interest payments of $46 million, a decrease in net income, net of deferred taxes of $3 million and a decrease of $39 million in other items (accrued liabilities and other assets), partially offset by a favorable impact from working capital of $24 million.

Cash provided by investing activities decreased by $278 million in 2019 compared to 2018, primarily due to unfavorable net cash impacts from marketable securities investments activities year over year of $291 million and unfavorable impact from Expenditures for property, plant and equipment of $7 million, partially offset by a favorable impact from the cash settlement received on the re-couponing of our cross currency swap contract of $19 million.

Cash used for financing activities decreased by $495 million in 2019, as compared to 2018. The change was driven by payments for related party notes payable of $493 million, net changes to cash pooling and short-term notes of $300 million and the net decrease in invested deficit of $1,493 million during 2018 that did not recur during 2019. This was partially offset by the $1,631 million of proceeds from issuance of long-term debt during 2018 that did not recur during 2019 and payments of long-term debt during 2019 of $163 million, as compared to $6 million during 2018.

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

Contractual Obligations and Probable Liability Payments

The following is a summary of our significant contractual obligations and probable liability payments at December 31, 2019:

		Payments by Period
	Total(5)	2020	2021-2022	2023-2024	Thereafter
	(Dollars in millions)
Obligations to Honeywell – Asbestos and environmental(1)	1,090	51	192	175	672
Obligations to Honeywell – Mandatory Transition Tax(2)	193	18	36	81	58
Long-term debt(3)	1,440	4	68	231	1,137
Interest payments on long-term debt(4)	266	45	89	79	53
Minimum lease payments	44	9	13	10	12
Purchase obligations(5)	93	84	9	—	—
	$3,126	$211	$407	$576	$1,932

(1)	Excludes legal fees which are expensed as incurred. For additional information, refer to “—Liquidity and Capital Resources—Indemnification and Reimbursement Agreement” section.
(2)

Excludes the indemnification obligation for uncertain tax positions for which timing of payment is uncertain. For additional information, refer to “—Liquidity and Capital Resources—Tax Matters Agreement” section.

(3)	Assumes all long-term debt is outstanding until scheduled maturity. Does not include expected utilization of our revolving credit facility.
(4)

Interest payments are estimated based on the interest rates applicable as of December 31, 2019. This includes the impact of the cross currency interest rate swap and the interest rate swaps.  This does not include the expected utilization of our revolving credit facility.

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

Contingent Liabilities—We are subject to lawsuits, investigations and claims that arise out of the conduct of our global business operations or those of previously owned entities, including matters relating to commercial transactions, government contracts, product liability (including asbestos), prior acquisitions and divestitures, employee benefit plans, intellectual property, legal and environmental, health and safety matters. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, the number and cost of pending and future asbestos claims, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation and outcomes of similar cases through the judicial system), changes in assumptions or changes in our settlement strategy. See Note 23, Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for a discussion of management’s judgment applied in the recognition and measurement of our environmental and asbestos liabilities which represent our most significant contingencies.

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

We are currently engaged in litigation against Honeywell in connection with the Indemnification and Reimbursement Agreement. For additional information, see Item 3. Legal Proceedings.

Warranties and Guarantees—Expected warranty costs for products sold are recognized based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, length of the warranty and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. See Note 23, Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements included herein for additional information.

Pension Benefits—We sponsor defined benefit pension plans covering certain employees, primarily in Switzerland, the U.S. and Ireland. For such plans, we are required to disaggregate the service cost component of net benefit costs and report those costs in the same line item or items in the Consolidated and Combined Statements of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other nonservice components of net benefit costs are required to be presented separately from the service cost component. We record the service cost component of Pension ongoing (income) expense in Cost of goods sold or Selling, general and administrative expenses. The remaining components of net benefit costs within Pension ongoing (income) expense, primarily interest costs and assumed return on plan assets, are recorded in Non-operating expense (income). We recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (“MTM Adjustment”). The MTM Adjustment is recorded in Non-operating expense (income).

The key assumptions used in developing our 2019 net periodic pension (income) expense included the following:

	2019
	U.S. Plans	Non-U.S. Plans
Discount Rate:
Projected benefit obligation	4.44%	1.65%
Service Cost	4.47%	1.20%
Interest cost	4.06%	1.74%
Assets:
Expected rate of return	5.80%	3.34%
Actual rate of return	21.26%	10.91%

The MTM Adjustment represents the recognition of net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor). Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the difference between expected and actual returns on plan assets. The mark-to-market accounting method results in the potential for volatile and difficult to forecast MTM Adjustments. MTM charges were $0 for our U.S. Plans and $13 million for our non-U.S. Plans for the year ended December 31, 2019.

We determine the expected long-term rate of return on plan assets utilizing historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and asset mix considerations (see Note 24 Defined Benefit Pension Plan of Notes to Consolidated and Combined Financial Statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). We plan to use an expected rate of return on plan assets of 5.49% for our U.S. Plans and 3.79% for our non-U.S. Plans for 2020 as this is a long-term rate based on historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and the asset mix of the plan’s investments.

The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. We used a 3.30% discount rate to determine benefit obligations for our U.S. Plans and 0.79% for our non-U.S. Plans as of December 31, 2019.

Pension ongoing expense for all of our pension plans is expected to be $1 million in 2020 compared with pension ongoing expense of $2 million in 2019. Also, if required, an MTM Adjustment will be recorded in the fourth quarter of 2020 in accordance with our pension accounting method as previously described. It is difficult to reliably forecast or predict whether there will be an MTM Adjustment in 2020, and if one is required, what the magnitude of such adjustment will be. MTM Adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.

For periods prior to the Spin-off, certain Garrett employees participated in defined benefit pension plans (the “Shared Plans”) sponsored by Honeywell which includes participants of other Honeywell subsidiaries and operations. We account for our participation in the Shared Plans as a multiemployer benefit plan. Accordingly, we do not record an asset or liability to recognize the funded status of the Shared Plans. The related pension expense is based on annual service cost of active Garrett participants and reported within Cost of goods sold in the Consolidated and Combined Statements of Operations. The pension expense specifically identified for the active Garrett participants in the Shared Plans for the years ended December 31, 2018 and 2017 was $5 million and $7 million, respectively.

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

Other Matters

Litigation and Environmental Matters

See Note 23. Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Recent Accounting Pronouncements

See Note 2. Summary of Significant Accounting Policies of Notes to the Consolidated and Combined Financial Statements for a discussion of recent accounting pronouncements.

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

We hedge currency exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency exchange forward contracts (Foreign Currency Exchange Contracts). We hedge monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Non-operating expense (income).

The Company initiated a cash flow hedging program in the first quarter of 2019 and has since then entered into forward currency exchange contracts to mitigate exposure to foreign currency exchange rate volatility and the associated impact on earnings related to forecasted foreign currency commitments. These forward currency exchange contracts are assessed as highly effective and are designated as cash flow hedges. Gains and losses on derivatives qualifying as cash flow hedges are recorded in Accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings. On June 7, 2019, the Company entered into interest rate swap contracts to limit its exposure to interest rate risk by converting the interest payments on variable rate debt to fixed rate payments. These interest rate swaps have not been designated as hedging instruments for accounting purposes.

On September 27, 2018, the Company entered into a floating-floating cross-currency swap contract to hedge the foreign currency exposure from foreign currency-denominated debt which will mature on September 27, 2025. In May 2019, the Company re-couponed the cross-currency swap contract with its counterparties and received a cash settlement of $19 million. The gain or loss on this derivative instrument is recognized in earnings and included in Non-operating expense (income). For the year ended December 31, 2019, gains recorded in Non-operating expense (income), under the cross-currency swap contract were $1 million.

At December 31, 2019, we had contracts with notional amounts of $1,259 million, to exchange foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Crown, Australian Dollar and Korean Won.

As of December 31, 2019, the net fair value of all financial instruments with exposure to currency risk was a $1 million asset. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be $(63) million and $66 million at December 31, 2019 exchange rates. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

Interest Rate Risk

Our exposure to risk based on changes in interest rates relates primarily to our Credit Agreement. On June 7, 2019, we entered into interest rate swaps for a total notional value of $561 million and with respective maturities of June and December 2020, September 2023 and September 2025. The Credit Agreement bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement. For our outstanding borrowings under the Credit Agreement as of December 31, 2019, a 25 basis point increase (decrease) in interest rates would have increased (decreased) our interest expense by $1 million and $1 million, respectively, compared to the amount of interest that would have been incurred in such period based on the rates of interest in effect at December 31, 2019 and taking into consideration the interest rate swaps. For additional information regarding our Credit Agreement, see Note 16 Long-term Debt and Credit Agreements of the notes to the Consolidated and Combined Financial Statements.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Garrett Motion Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Garrett Motion Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated and combined statement of operations, comprehensive income, equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with the accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.

Emphasis of a Matter

As discussed in Note 1 to the financial statements, on October 1, 2018, the Company became an independent publicly-traded company through a pro rata distribution by Honeywell International Inc. (“Honeywell”) of 100% of the then-outstanding shares of the Company to Honeywell’s stockholders. For the period from January 1, 2018 to October 1, 2018, the financial statements include expense allocations for certain corporate functions historically provided by Honeywell. These allocations may not be reflective of the actual expense that would have been incurred had the Company operated as a separate entity apart from Honeywell. A summary of transactions with related parties is included in Note 3 to the financial statements.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Contingent Obligation Associated with the Indemnification and Reimbursement Agreement

Critical Audit Matter Description

As described in Note 23 to the financial statements, the Company recorded an obligation payable to Honeywell as a result of the Indemnification and Reimbursement Agreement (the “Agreement”) entered into in connection with the spin-off from Honeywell on October 1, 2018. The Agreement requires that the Company reimburse Honeywell for 90% of the asbestos related liabilities and accounts payable related to the Bendix friction materials business. In accordance with ASC 450 – Contingencies and ASC 460 – Guarantees, the Company recorded an obligation at the aggregate of the fair value of the stand-ready indemnification obligation, and its estimate of the actual losses incurred to date. In 2019, Garrett initiated a lawsuit against Honeywell, disputing the enforceability of the Agreement.

The carrying value of the obligation payable under the Agreement as of December 31, 2019 is $1,090 million. The actual amount to be paid under the Agreement is subject to both the future claim settlements entered into by Honeywell, and the outcome of the ongoing litigation with Honeywell.

We have identified the Company’s measurement of the obligation payable under the Agreement as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s judgments as to the sufficiency of evidence obtained from Honeywell to support an adjustment to the carrying value of the obligation payable.

How the Critical Audit Matter was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included the following:

•

We tested the effectiveness of certain internal controls over the Company’s litigation assessment process, including internal controls over the assessment of the Company’s pending litigation with Honeywell.

•	We reviewed management’s evaluation of the accounting impact of the pending litigation with Honeywell and made inquiries of internal counsel regarding the matter.

•

We tested the effectiveness of certain internal controls over the Company’s evaluation of all reasonably available information related to the indemnifiable incurred losses under the Agreement as of December 31, 2019.

•

We obtained an evaluation of future projected payables directly from Honeywell and evaluated the Company’s assessment of such information for purposes of estimating the carrying value of the obligation payable under the Agreement as of December 31, 2019. With the assistance of our actuarial subject matter specialists, we:

o	Reviewed and tested management's process in arriving at the value of the obligation payable under the Agreement.
o	Tested the calculations used by management to translate the actuarial and other information received into the year-end value.
o	Performed a retrospective analysis of the prior year’s estimate to assess the reliability of the estimate of the obligation payable.

/s/ DELOITTE SA

Geneva, Switzerland

February 27, 2020

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Garrett Motion Inc.

Opinion on the Financial Statements

We have audited the accompanying combined statements of operations and comprehensive income of Garrett Motion Inc. (formerly the Transportation Systems Business of Honeywell International, Inc.) and subsidiaries (the “Company”) for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey

May 1, 2018 (June 8, 2018 as to the effect of adoption of ASU 2017-07; August 7, 2018 as to the effects of the restatement to the 2017 financial statements; March 1, 2019 as to the effects of the change in sales concentration presentation)

We began serving as the Company’s auditor in 2018. In 2018 we became the predecessor auditor.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions except per share amounts)
Net sales (Note 4)	$3,248	$3,375	$3,096
Cost of goods sold	2,537	2,599	2,361
Gross profit	711	776	735
Selling, general and administrative expenses	249	249	249
Other expense, net (Note 5)	40	120	130
Interest expense	68	19	8
Non-operating expense (income) (Note 6)	8	(8)	(18)
Income before taxes	346	396	366
Tax expense (benefit) (Note 7)	33	(810)	1,349
Net income (loss)	$313	$1,206	$(983)

Earnings (losses) per common share
Basic	$4.20	$16.28	$(13.27)
Diluted	$4.12	$16.21	$(13.27)

Weighted average common shares outstanding
Basic	74,602,868	74,059,240	74,070,852
Diluted	75,934,373	74,402,148	74,070,852

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Net income (loss)	$313	$1,206	$(983)
Foreign exchange translation adjustment	67	(198)	72
Defined benefit pension plan adjustment, net of tax (Note 24)	(14)	(2)	—
Changes in fair value of effective cash flow hedges, net of tax (Note 18)	4	35	(77)
Total other comprehensive income (loss), net of tax	57	(165)	(5)
Comprehensive income (loss)	$370	$1,041	$(988)

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$187	$196
Accounts, notes and other receivables, net (Note 9)	707	750
Inventories, net (Note 11)	220	172
Other current assets	85	61
Total current assets	1,199	1,179
Investments and long-term receivables	36	39
Property, plant and equipment, net (Note 13)	471	438
Goodwill (Note 14)	193	193
Deferred income taxes (Note 7)	268	183
Other assets (Note 12)	108	92
Total assets	$2,275	$2,124
LIABILITIES
Current liabilities:
Accounts payable	$1,009	$916
Current maturities of long-term debt (Note 16)	4	23
Obligations payable to Honeywell, current (Note 23)	69	127
Accrued liabilities (Note 15)	310	374
Total current liabilities	1,392	1,440
Long-term debt (Note 16)	1,409	1,569
Deferred income taxes (Note 7)	51	13
Obligations payable to Honeywell (Note 23)	1,282	1,399
Asbestos-related liabilities (Note 23)	—	1
Other liabilities (Note 19)	274	219
Total liabilities	$4,408	$4,641
COMMITMENTS AND CONTINGENCIES (Note 23)
EQUITY (DEFICIT)
Common stock, par value $0.001; 400,000,000 shares authorized, 74,911,139 and 74,070,852 issued and 74,826,329 and 74,019,825 outstanding as of December 31, 2019 and December 31, 2018 respectively	—	—
Additional paid-in capital	19	5
Retained earnings	(2,282)	(2,595)
Accumulated other comprehensive income (Note 20)	130	73
Total equity (deficit)	(2,133)	(2,517)
Total liabilities and equity (deficit)	$2,275	$2,124

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2019	2018	2017
	(Dollars in millions)
Cash flows from operating activities:
Net income (loss)	313	1,206	(983)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(41)	(931)	973
Depreciation	73	72	64
Amortization of deferred issuance costs	9	2	—
Foreign exchange (gain) loss	19	15	(24)
Stock compensation expense	18	21	15
Pension expense	18	10	9
Other	19	37	(2)
Changes in assets and liabilities:
Accounts, notes and other receivables	32	(30)	(42)
Receivables from related parties	—	57	—
Inventories	(60)	2	(46)
Other assets	(22)	(46)	1
Accounts payable	87	63	88
Payables to related parties	—	(50)	32
Accrued liabilities	(60)	49	41
Obligations payable to Honeywell	(143)	(76)	—
Asbestos-related liabilities	—	(1)	(69)
Other liabilities	(20)	(27)	14
Net cash provided by operating activities	242	373	71
Cash flows from investing activities:
Expenditures for property, plant and equipment	(102)	(95)	(103)
Proceeds from related party notes receivables	—	—	66
Increase in marketable securities	—	(21)	(651)
Decrease in marketable securities	—	312	712
Other	16	(4)	6
Net cash (used for) provided by investing activities	(86)	192	30
Cash flows from financing activities:
Net increase in Invested deficit	—	(1,493)	(19)
Proceeds from revolving credit facilities	745	331	—
Payments of revolving credit facilities	(745)	(331)	—
Proceeds from issuance of long-term debt	—	1,631	—
Payments of long-term debt	(163)	(6)	—
Proceeds for related party notes payable	—	—	671
Payments related to related party notes payable	—	(493)	(670)
Net change to cash pooling and short-term notes	—	(300)	78
Other	—	3	—
Net cash (used for) provided by financing activities	(163)	(658)	60
Effect of foreign exchange rate changes on cash and cash equivalents	(2)	(11)	20
Net increase (decrease) in cash and cash equivalents	(9)	(104)	181
Cash and cash equivalents at beginning of period	196	300	119
Cash and cash equivalents at end of period	$187	$196	$300
Supplemental cash flow disclosures:
Income taxes paid (net of refunds)	$93	$76	$430
Interest expense paid	$54	$12	$5
Supplemental schedule of non-cash investing and financing activities:
Expenditures for property, plant and equipment in accounts payable	$51	$43	$42

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY (DEFICIT)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Invested	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Deficit	Income/(Loss)	Deficit
	(in millions)
Balance at December 31, 2016	—	$—	$—	$—	(1,464)	243	(1,221)
Net loss	—	—	—	—	(983)	—	(983)
Other comprehensive income, net of tax	—	—	—	—	—	(5)	(5)
Change in Invested deficit	—	—	—	—	14	—	14
Balance at December 31, 2017	—	—	—	—	(2,433)	238	(2,195)
Net income through September 30, 2018	—	—	—	—	1,137	—	1,137
Net income from October 1, 2018	—	—	—	69	—	—	69
Other comprehensive income, net of tax	—	—	—	—	—	(165)	(165)
Change in Invested deficit	—	—	—	—	(1,168)	—	(1,168)
Spin-Off related adjustments	—	—	—	—	(200)	—	(200)
Issuance of common stock and reclassification of invested deficit	74	—	—	(2,664)	2,664	—	—
Stock-based compensation	—	—	5	—	—	—	5
Balance at December 31, 2018	74	—	5	(2,595)	—	73	(2,517)
Net income	—	—	—	313	—	—	313
Other comprehensive income, net of tax	—	—	—	—	—	57	57
Stock-based compensation	1	—	18	—	—	—	18
Tax withholding related to vesting of restricted stock units and other	—	—	(4)	—	—	—	(4)
Balance at December 31, 2019	75	$—	$19	$(2,282)	$—	$130	$(2,133)

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

The Spin-Off was completed pursuant to a Separation and Distribution Agreement and other agreements with Honeywell related to the Spin-Off, including but not limited to an indemnification and reimbursement agreement (the “Indemnification and Reimbursement Agreement”) and a tax matters agreement (the “Tax Matters Agreement”). Refer to Note 23, Commitments and Contingencies for additional details related to the Indemnification and Reimbursement Agreement and Tax Matters Agreement.

Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” refer to (i) Honeywell’s Transportation Systems Business (the “Transportation Systems Business” or the “Business”) prior to the Spin-Off and (ii) Garrett Motion Inc. and its subsidiaries following the Spin-Off, as applicable.

Basis of Presentation

Prior to the Spin-Off on October 1, 2018, our historical financial statements were prepared on a stand-alone combined basis and were derived from the consolidated financial statements and accounting records of Honeywell. Accordingly, for periods prior to October 1, 2018, our financial statements are presented on a combined basis and for the periods subsequent to October 1, 2018 are presented on a consolidated basis (collectively, the historical financial statements for all periods presented are referred to as “Consolidated and Combined Financial Statements”). The Consolidated and Combined Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All amounts presented are in millions, except per share amounts.

Asbestos-related expenses, net of probable insurance recoveries, are presented within Other expense, net in the Consolidated and Combined Statements of Operations. Honeywell is subject to certain asbestos-related and environmental-related liabilities, primarily related to its legacy Bendix business. In conjunction with the Spin-Off, certain operations that were part of the Bendix business, along with the ownership of the Bendix trademark, as well as certain operations that were part of other legacy elements of the Business, were transferred to us. For the periods prior to the Spin-Off, these Consolidated and Combined Financial Statements reflect an estimated liability for resolution of pending and future asbestos-related and environmental liabilities primarily related to the Bendix legacy Honeywell business, calculated as if we were responsible for 100% of the Bendix asbestos-liability payments. However, this recognition model differs from the recognition model applied subsequent to the Spin-Off, with the difference recognized through equity as of the Spin-Off date. In periods subsequent to the Spin-Off, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement with Honeywell entered into on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. We are currently engaged in litigation against Honeywell in connection with the Indemnification and Reimbursement Agreement. For additional information, see Note 23, Commitments and Contingencies.

We evaluated segment reporting in accordance with Accounting Standards Codification (“ASC”) 280, Segment Reporting. We concluded that Garrett operates in a single operating segment and a single reportable segment based on the operating results available and evaluated regularly by the chief operating decision maker (“CODM”) to make decisions about resource allocation and performance assessment. The CODM makes operational performance assessments and resource allocation decisions on a consolidated basis, inclusive of all of the Business’s products.

All intracompany transactions have been eliminated. As described in Note 3 Related Party Transactions with Honeywell, all significant transactions between the Business and Honeywell prior to the Spin-Off have been included in the Consolidated and Combined Financial Statements and settled for cash prior to the Spin-Off with the exception of certain related party notes which were forgiven. These transactions which were settled for cash prior to the Spin-Off were reflected in the Consolidated and Combined Balance Sheets as Due from related parties or Due to related parties for the periods prior to the Spin-Off. In the Consolidated and Combined Statements of Cash Flows, the cash flows related to related party notes receivables presented in the Consolidated and Combined Balance Sheets in Due from related parties are reflected as investing activities since these balances represent amounts loaned to Former Parent. The cash flows related to related party notes payables previously presented in the Consolidated and Combined Balance Sheets in Due to related parties are reflected as financing activities since these balances represent amounts financed by Former Parent. Following the Spin-Off, Honeywell is no longer considered a related party.

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

Revision of Previously Issued Financial Statements

In the fourth quarter of 2019, we identified errors in our income tax accounts for the year ended and as of December 31, 2018. The errors included an overstatement of current and deferred tax liability balances that were recorded in connection with the Spin-Off from Honeywell and an overstatement of income tax expense for the year ended December 31, 2018. As a result, we have revised our previously issued Consolidated and Combined Financial Statements for the year ended and as of December 31, 2018 contained within this Annual Report on Form 10-K. In correcting the errors, we decreased our income tax expense for the year ended December 31, 2018 by $26 million and adjusted certain balance sheet tax accounts by $76 million, $50 million representing Spin-Off related adjustments recorded through retained earnings. We evaluated the materiality of the errors quantitatively and qualitatively and concluded they were not material to our previously issued Consolidated and Combined Financial Statements for the year ended and as of December 31, 2018. Refer to Note 8 for additional information.

Subsequent Event

Subsequent to December 31, 2019, the World Health Organization declared the novel coronavirus outbreak a public health emergency.  We operate two facilities in China, including a manufacturing facility in Wuhan. The Chinese government ordered our Wuhan facility to halt operations beginning on January 23, 2020 and our facility in Shanghai has been operating at partial capacity during the same period, which has disrupted our production schedules. The resulting shortage of components produced by our Chinese facilities is expected to lead to lower shipments from the cancellation of new orders as well as lower volumes from existing orders.  There can be no assurances as to when our Wuhan facility will reopen or when our Shanghai facility will resume operating at full capacity. Moreover, because of the current restrictions on travel in China, we may continue to have labor shortages even when our Wuhan facility re-opens, which may force us to continue to reduce operations.  In addition, we have a significant supplier base in China affected by the outbreak, and the reduction in parts supply will affect our plants in Europe and North America. The combined effects of the closure of our plant in Wuhan, the reduced operations of our facility in Shanghai and the impact of the novel coronavirus on our suppliers may have a significant adverse impact on our revenues and profitability at least through the second quarter of  2020.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Combination— For the periods subsequent to the Spin-Off, the Consolidated and Combined Financial Statements include the accounts of Garrett Motion Inc. and all of its subsidiaries in which a controlling financial interest is maintained. We consolidate entities that we control due to ownership of a majority voting interest, and we consolidate variable interest entities (“VIEs”) when we have variable interests and are the primary beneficiary. Our consolidation policy requires equity investments that we exercise significant influence over but in which we do not have a controlling financial interest to be accounted for using the equity method. Investments through which we are not able to exercise significant influence over the investee and which we do not have readily determinable fair values are accounted for under the cost method. All intercompany transactions and balances are eliminated in consolidation.

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

Trade Receivables and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount as a result of transactions with customers. Garrett maintains allowances for doubtful accounts for estimated losses as a result of a customer’s inability to make required payments. Garrett estimates anticipated losses from doubtful accounts based on days past due as measured from the contractual due date and collection history. Garrett also takes into consideration changes in economic conditions that may not be reflected in historical trends (for example, customers in bankruptcy, liquidation or reorganization). Receivables are written-off against the allowance for doubtful accounts when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account, including time intervals since last collection, customer performance against agreed upon payment plans, solvency of customer and any bankruptcy proceedings.

Transfer of Financial Instruments—Sales and transfers of financial instruments are accounted for under ASC 860, Transfers and Servicing (“ASC 860”). The Company may discount and sell accounts receivables during the normal course of business. These receivables which are transferred to a third party without recourse to the Company and that meet the criteria of sales accounting as per ASC 860, are excluded from the amounts reported in the Consolidated Balance Sheets. The cash proceeds received from such sales are included in operating cash flows. The expenses associated with the factoring of receivables are recorded within Other expense, net in the Consolidated and Combined Statements of Operations.

The Company may also receive bank notes in settlement of accounts receivables, primarily in the Asia Pacific region. Such bank notes are classified as notes receivables under Accounts, notes and other receivables – net in the Consolidated Balance Sheets. The collections of such bank notes are included in operating cash flows and any expenses related to discounting these are included within Other expense, net in the Consolidated and Combined Statements of Operations. The Company can hold the bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash.

Inventories—Inventories are stated at the lower of cost, determined on a first-in, first-out basis, including direct material costs and direct and indirect manufacturing costs, or net realizable value. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues. The original equipment inventory on hand in excess of forecasted usage and lack of consumption in the previous 12 months is fully reserved, unless the value of such material is recoverable from either the vendor or the customer.

Property, Plant and Equipment—Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 10 to 50 years for buildings and improvements, 2 to 16 years for machinery and equipment, 3 to 10 years for tooling equipment and 5 to 7 years for software.

Leases—For the periods beginning January 1, 2019, right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of a lease (the “commencement date”) based on the present value of lease payments over the lease term. We determine if an arrangement is a lease at inception. Operating leases are included in Other assets, Accrued liabilities, and Other liabilities in our Consolidated and Combined Balance Sheets. No finance leases have been recognized. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease where it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are expensed in the period in which they occur. We have lease agreements with lease and non-lease components, which are generally accounted for separately. For machinery and equipment, we account for the lease and non-lease components as a single lease component. We account for short-term leases by recognizing lease payments in net income on a straight-line basis over the lease term and will not recognize any ROU assets and lease liabilities on the Consolidated and Combined Balance Sheet. For the periods prior to January 1, 2019, we accounted for leases in accordance with ASC 840, Leases (“ASC 840”).

Goodwill—Goodwill is subject to impairment testing annually, and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying value to fair value of our single reporting unit. The Company recognizes an impairment charge for the amount by which the carrying value of the reporting unit exceeds the reporting unit´s fair value. However, any impairment should not exceed the amount of goodwill allocated to the reporting unit. Because we have a single reporting unit with a negative carrying value, no impairment was recognized.

Warranties and Guarantees—Expected warranty costs for products sold are recognized based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, length of the warranty and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. For additional information, see Note 23, Commitments and Contingencies.

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

Research and Development—Garrett conducts research and development (“R&D”) activities, which consist primarily of the development of new products and product applications. R&D costs are charged to expense as incurred. Such costs are included in Cost of goods sold of $129 million, $128 million and $119 million, for the years ended December 31, 2019, 2018 and 2017 respectively. Additionally, the Company incurs engineering-related expenses which are also included in Cost of goods sold of $5 million, $10 million and $19 million for the years ended December 31, 2019, 2018 and 2017.

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

In periods subsequent to the Spin-Off, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement with Honeywell entered into on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Net charges for asbestos-related and environmental-related matters in connection with the Indemnification and Reimbursement Agreement are presented within Other expense, net in the Consolidated and Combined Statements of Operations.

We are currently engaged in litigation against Honeywell in connection with the Indemnification and Reimbursement Agreement. For additional information, see Note 23, Commitments and Contingencies.

Stock-Based Compensation Plans—The principal awards issued under our stock-based compensation plans, which are described in Note 21, Stock-Based Compensation, are restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in Selling, general and administrative expenses in the Consolidated and Combined Statements of Operations. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates under our Former Parent´s plans.

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

Pension Benefits—Following the Spin-Off, we sponsor defined benefit pension plans covering certain employees, primarily in Switzerland, the U.S. and Ireland. For such plans, we are required to disaggregate the service cost component of net benefit costs and report those costs in the same line item or items in the Consolidated and Combined Statements of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other nonservice components of net benefit costs are required to be presented separately from the service cost component. We record the service cost component of Pension ongoing (income) expense in Cost of goods sold or Selling, general and administrative expenses. The remaining components of net benefit costs within Pension ongoing (income) expense, primarily interest costs and assumed return on plan assets, are recorded in Non-operating expense (income). We recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (“MTM Adjustment”). The MTM Adjustment is recorded in Non-operating expense (income).

For periods prior to the Spin-Off, we sponsored a defined benefit pension plan covering certain employees in Ireland. Additionally, certain Garrett employees participated in defined benefit pension plans (the “Shared Plans”) sponsored by Honeywell which includes participants of other Honeywell subsidiaries and operations. We accounted for our participation in the Shared Plans as a multiemployer benefit plan. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans. The related pension expense was based on annual service cost of active Garrett participants and reported within Cost of goods sold in the Consolidated and Combined Statements of Operations. The pension expense specifically identified for the active Garrett participants in the Shared Plans for the years ended December 31, 2018 and 2017 was $5 million and $7 million , respectively.

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

Prior to the Spin-Off, the tax provision was presented on a separate company basis as if we were a separate filer. The effects of tax adjustments and settlements from taxing authorities are presented in our Consolidated and Combined Financial Statements in the period to which they relate as if we were a separate filer. Our current obligations for taxes were settled with our Former Parent on an estimated basis and adjusted in later periods as appropriate. All income taxes due to or due from our Former Parent that have not been settled or recovered by the end of the period are reflected in Invested deficit within the Consolidated and Combined Financial Statements. We are subject to income tax in the United States (federal, state and local) as well as other jurisdictions in which we operate. The tax provision was calculated as if the Business was operating on a stand-alone basis and filed separate tax returns in the jurisdiction in which it operates. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of the actual tax balances prior to or subsequent to the Spin-Off.

Earnings per share—Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. On October 1, 2018, the date of consummation of the Spin-Off, 74,070,852 shares of the Company’s Common Stock were distributed to Honeywell stockholders of record as of September 18, 2018 who held their shares through the Distribution Date. Basic and diluted EPS for all periods prior to the Spin-Off reflect the number of distributed shares, or 74,070,852 shares. For 2018, the distributed shares were treated as issued and outstanding from January 1, 2018 for purposes of calculating historical basic earnings per share. Basic and diluted weighted average of common shares outstanding for the years ended December 31, 2019, 2018 and 2017 were 74,602,868 and 75,934,373, 74,059,240 and 74,402,148, and 74,070,852 and 74,070,852, respectively.

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

Recently Adopted Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows for an entity to elect to reclassify stranded tax effects within Accumulated other comprehensive income, resulting from U.S. Tax Cuts and Jobs Act (“U.S. tax reform”), to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. The guidance allows for adoption (i) at the beginning of the period of adoption or (ii) retrospective to each period in which the income tax effects of the U.S. tax reform related to items recognized in Accumulated other comprehensive income are recognized. Upon adoption, the Company did not elect to reclassify the stranded income tax effects of the U.S. tax reform from accumulated other comprehensive income to retained earnings.

In February 2016, the FASB issued ASU 2016-02 and subsequent amendments, collectively known as ASC 842 Leases, which requires lessees to recognize most leases on their balance sheets for the rights and obligations created by those leases. The guidance requires enhanced disclosures regarding the amount, timing and uncertainty of cash flows arising from leases that will be effective for periods beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. Effective January 1, 2019, the Company adopted the new lease accounting standard using the modified retrospective transition option of applying the new standard at the adoption date while electing not to recast comparative periods in the transition. In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. In adopting the new leases standard, the Company has applied the practical expedients as per ASC 842-10-65-1(f) and (g). Adoption of the new standard resulted in the recording of additional lease assets and lease liabilities of $34 million as of January 1, 2019. The adoption of this standard did not have a material impact related to existing leases and as a result, a cumulative-effect adjustment was not recorded.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which amends certain disclosure requirements related to fair value measures. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact on its disclosures.

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits Defined Benefit Plans – General (Subtopic 715-20), which amends certain disclosure requirements related to the defined benefit pension and other postretirement plans. The guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact on its disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our Consolidated and Combined Financial Statements. The initial adoption impact will be recognized as a cumulative-effect adjustment to opening retained earnings as of January 1, 2020.

Note 3. Related Party Transactions with Honeywell

Subsequent to Spin-Off

Following the Spin-Off, Honeywell is no longer considered a related party.

We have Obligations payable to Honeywell related to the Indemnification and Reimbursement Agreement and Tax Matters Agreement. See Note 23 Commitments and Contingencies for further details.

Prior to Spin-Off

The Consolidated and Combined Financial Statements for periods prior to the Spin-Off have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Honeywell.

Prior to the Spin-Off, Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Business. The cost of these services has been allocated to the Business on the basis of the proportion of revenues. We consider the allocations to be a reasonable reflection of the benefits received by the Business. During the years ended December 31, 2018 and 2017, Garrett was allocated $87 million and $127 million, respectively, of general corporate expenses incurred by Honeywell, and such amounts are included within Selling, general and administrative expenses in the Consolidated and Combined Statements of Operations. As certain expenses reflected in the Consolidated and Combined Financial Statements include allocations of corporate expenses from Honeywell, these statements could differ from those that would have been prepared had Garrett operated on a stand-alone basis.

Honeywell used a centralized approach for the purpose of cash management and financing of its operations. Prior to the Spin-Off, the Business’ cash was historically transferred to Honeywell daily, and Honeywell funded its operating and investing activities as needed. Honeywell had operated a centralized non-interest-bearing cash pool in the U.S. and regional interest-bearing cash pools outside of the U.S. As of December 31, 2017, the Company had non-interest-bearing cash pooling balances of $51 million which are presented in Invested deficit within the Consolidated and Combined Balance Sheets.

The Company received interest income for related party notes receivables of $1 million for each of the years ended December 31, 2018 and 2017. Additionally, the Company incurred interest expense for related party notes payable of $1 million and $6 million for the years ended December 31, 2018 and 2017, respectively.

Honeywell centrally hedged its exposure to changes in foreign exchange rates principally with forward contracts. Certain contracts were specifically designated to and entered on behalf of the Business with the Former Parent as a counterparty and were used to hedge known or probable anticipated foreign currency sales and purchases. The Business designated these hedges as cash flow hedges. These hedges were marked-to-market with the effective portion of the changes in fair value of the derivatives recorded in Accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact earnings. See Note 18, Financial Instruments and Fair Value Measures for further information of these financial instruments, and Note 6, Non-Operating (Income) Expense and Note 20, Accumulated Other Comprehensive Income (Loss), for their net impact.

Net transfers to and from Honeywell are included within Invested deficit on the Consolidated and Combined Balance Sheets. The components of the net transfers to and from Honeywell prior to the Spin-Off, for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
General financing activities	$1,774	$(363)
Distribution to Former Parent	(2,994)	(97)
Unbilled corporate allocations	41	70
Stock compensation expense and other compensation awards	17	19
Pension expense	7	9
Mandatory Transition Tax	(13)	354
Other Income Tax	—	22
Spin-Off related adjustments	(200)	—
Issuance of common stock and reclassification of invested deficit	2,664	—
Total net decrease (increase) in Invested deficit	$1,296	$14

Note 4. Revenue Recognition and Contracts with Customers

The Company generates revenue through the sale of products to customers in the OEM and aftermarket channels. OEM and aftermarket contracts generally include scheduling agreements that stipulate the pricing and delivery terms that identify the quantity and timing of the product to be transferred.

Revenue recognition under ASC 606 is generally consistent with the previous standard, with the exception of how we account for payments made to customers in conjunction with future business. Historically these payments were recognized as a reduction of revenue at the time the payments were made. Under ASC 606, these payments result in deferred reductions to revenue that are subsequently recognized when the products are delivered to the customer. The Company evaluates the amounts capitalized each period end for recoverability and expenses any amounts that are no longer expected to be recovered over the term of the business arrangement. These payments are recorded in Other current assets and Other assets in our Consolidated and Combined Balance Sheets.

Disaggregated Revenue

For Net sales by region (determined based on country of shipment) and channel, refer to Note 26, Concentrations.

We recognize virtually all of our revenues arising from performance obligations at a point in time. Less than 1% of our revenue is satisfied over time.

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled receivables (contract assets) and billed accounts receivable, reported in Accounts, notes and other receivables – net, and customer advances and deposits (contract liabilities), reported in Accrued Liabilities, on the Consolidated and Combined Balance Sheets. Contract assets arise when the timing of cash collected from customers differs from the timing of revenue recognition. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized once invoiced in accordance with the terms of the contract. Contract liabilities are recorded in scenarios where we enter into arrangements where customers are contractually obligated to remit cash payments in advance of us satisfying performance obligations and recognizing revenue. Contract liabilities are generally derecognized when revenue is recognized.

These assets and liabilities are reported on the Consolidated and Combined Balance Sheets on a contract-by-contract basis at the end of each reporting period.

The following table summarizes our contract assets and liabilities balances:

2019
Contract assets—January 1	$5
Contract assets—December 31	6
Change in contract assets—Increase/(Decrease)	1
Contract liabilities—January 1	$(2)
Contract liabilities—December 31	(3)
Change in contract liabilities—(Increase)/Decrease	$(1)

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For product sales, typically each product sold to a customer represents a distinct performance obligation.

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

Note 5. Other Expense, Net

	Years Ended December 31,
	2019	2018	2017
Indemnification related — post Spin-Off	$28	$(16)	$—
Indemnification related — litigation	$11	$—	$—
Asbestos related, net of probable insurance recoveries	—	131	132
Environmental remediation, non-active sites	—	5	(2)
Factoring and notes receivables discount fees	1	—	—
	$40	$120	$130

Note 6. Non-Operating Expense (Income)

	Years Ended December 31,
	2019	2018	2017
Equity income of affiliated companies	$(6)	$(5)	$(4)
Interest income	(7)	(7)	(14)
Pension expense (income) —non service	8	2	(1)
Foreign exchange	13	6	—
Others, net	—	(4)	1
	$8	$(8)	$(18)

Note 7. Income Taxes

The sources of income (loss) from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the U.S., are as follows:

	Years Ended December 31,
Income before taxes	2019	2018	2017
Domestic entities	$(54)	$(99)	$(105)
Entities outside the U.S.	400	495	471
	$346	$396	$366

Tax expense (benefit)

Tax expense (benefit) consists of:

	Years Ended December 31,
	2019	2018	2017
Current:
Federal	$9	$7	$311
State	1	1	(2)
Foreign	64	113	67
	$74	$121	$376
Deferred:
Federal	2	(8)	3
State	—	—	6
Foreign	(43)	(923)	964
	$(41)	$(931)	$973
	$33	$(810)	$1,349

The U.S. federal statutory income tax rate is reconciled to our effective income tax rate as follows:

	Years Ended December 31,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	21.0%	35.0%
Taxes on non-U.S. earnings different from U.S. tax	(2.3)%	(7.7)%	(28.0)%
Reserves for tax contingencies	2.5%	4.1%	(14.3)%
Non-deductible expenses	1.7%	6.0%	11.6%
Withholding and other taxes on foreign earnings	4.4%	(231.6)%	—
Tax law changes	(17.3)%	—	364.7%
Changes in valuation allowance	0.5%	5.3%	—
All other items	(1.0)%	(1.6)%	(0.4)%
	9.5%	(204.5)%	368.6%

The effective tax rate increased by 214.0 percentage points in 2019 compared to 2018. The increase was primarily attributable to the absence of approximately $910 million of non-recurring tax benefits in 2018 because of a reduction in withholding taxes incurred as part of an internal restructuring of Garrett’s business in advance of the Spin-Off. The increase was partially offset by approximately $60 million of tax benefits related to the remeasurement of deferred tax assets and liabilities for tax law changes enacted during the year, primarily in Switzerland.

The effective tax rate decreased by 573.1 percentage points in 2018 compared to 2017. The decrease was primarily attributable to the absence of approximately $1,335 million of expense related to U.S. tax reform incurred during 2017 and approximately $910 million tax benefits from a reduction of withholding taxes incurred as part of an internal restructuring of Garrett’s business in advance of the Spin-Off. The impacts of U.S. tax reform during 2017 primarily consisted of a tax charge of $354 million related to the imposition of the one-time mandatory transition tax on the Company’s undistributed foreign earnings (refer to Note 23 for amounts payable to Honeywell) and a $980 million tax charge because of a change in the Company’s intent to no longer permanently reinvest its undistributed foreign earnings outside the U.S. The $980 million tax charge primarily consisted of withholding taxes on future distributions which were subsequently reduced to approximately $50 million during 2018 primarily in connection with an internal restructuring.

Deferred tax assets (liabilities)

The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Intangibles and fixed assets	$205	$165
Pension	12	$6
Accruals and reserves	30	33
Net operating losses and other tax attribute carryforwards	27	26
Outside basis differences	17	7
Other	23	13
Total Deferred tax assets	314	250
Valuation allowance	(27)	(24)
Net deferred tax assets	$287	$226
Deferred tax liabilities:
Outside basis differences	$(49)	$(50)
Other	(21)	(6)
Total deferred tax liabilities	(70)	(56)
Net deferred tax asset/(liability)	$217	$170

As of December 31, 2019, the Company had net operating loss carryforwards of approximately $85 million in various jurisdictions.  The majority of the net operating losses have an indefinite carryforward.

We maintain a valuation allowance of $27 million against a portion of the non-U.S. total deferred tax assets. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through an increase to tax expense in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a reduction to tax expense in the period that such determination is made. Our balance sheets present a deferred tax asset of $268 million and a deferred tax liability of $51 million after taking into account jurisdictional netting.

The Company does not intend to permanently reinvest the undistributed earnings of its foreign subsidiaries and has recorded a deferred tax liability mainly consisting of withholding taxes of approximately $49 million as of December 31, 2019.

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	2019	2018	2017
Change in unrecognized tax benefits:
Balance at beginning of year	$48	$100	$152
Gross increases related to current period tax positions	8	19	11
Gross increases related to prior periods tax positions	—	9	1
Gross decreases related to prior periods tax positions	—	(8)	(64)
Decrease related to resolutions of audits with tax authorities	—	—	(2)
Expiration of the statute of limitations for the assessment of taxes	(2)	—	—
Potential Indemnifications to Honeywell for US and foreign taxes as contractually obligated in connection with Tax Matters Agreement	—	(71)	—
Foreign currency translation	—	(1)	2
Balance at end of year	$54	$48	$100

As of December 31, 2019, 2018, and 2017 there were $54 million, $48 million, and $100 million, respectively, of unrecognized tax benefits that, if recognized, would be recorded as a component of Tax expense.

Estimated interest and penalties related to uncertain tax benefits are classified as a component of tax expense in the Consolidated and Combined Statements of Operations and totaled $3 million of expense, $2 million of income, and $6 million of income for the years ended December 31, 2019, 2018, and 2017, respectively. Accrued interest and penalties were $26 million, $23 million, and $35 million, as of December 31, 2019, 2018, and 2017, respectively.

We are currently under audit in a few jurisdictions for tax years ranging from 2006 through 2017.  Based on the outcome of these examinations, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements.

Note 8. Revision of Previously Issued Financial Statements

In the fourth quarter of 2019, we identified errors in our income tax accounts for the year ended and as of December 31, 2018.  The errors included an overstatement of current and deferred tax liability balances that were recorded in connection with the Spin-Off from Honeywell and an overstatement of income tax expense for the year ended December 31, 2018.  As a result, we have revised our previously issued Consolidated and Combined Financial Statements for the year ended and as of December 31, 2018 contained within this Annual Report on Form 10-K. In correcting the errors, we decreased our income tax expense for the year ended December 31, 2018 by $26 million and adjusted certain balance sheet tax accounts by $76 million, $50 million representing Spin-Off related adjustments recorded through retained earnings. We have evaluated the materiality of the impact of these items both quantitatively and qualitatively and concluded the errors were not material to our previously issued Consolidated and Combined Financial Statements for the year ended and as of December 31, 2018.

The following tables identify each financial statement line item affected by the revision for the year ended and as of December 31, 2018.

	Year Ended December 31, 2018
	Previously Reported	Adjustment	As Revised
Consolidated and Combined Statement of Operation
Tax benefit	(784)	(26)	(810)
Net income	$1,180	$26	$1,206

Earnings (losses) per common share
Basic	$15.93	$0.35	$16.28
Diluted	$15.86	$0.35	$16.21

	Year Ended December 31, 2018
	Previously Reported	Adjustment	As Revised
Consolidated and Combined Statement of Comprehensive Income
Net income	$1,180	$26	$1,206
Comprehensive income	$1,015	$26	$1,041

	Year Ended December 31, 2018
	Previously Reported	Adjustment	As Revised
Consolidated Balance Sheet
Assets
Other current assets	$71	$(10)	$61
Total current assets	1,189	(10)	1,179
Deferred income taxes	165	18	183
Other assets	80	12	92
Total assets	$2,104	$20	$2,124
Liabilities
Accrued liabilities	$426	$(52)	$374
Total current liabilities	1,492	(52)	1,440
Deferred income taxes	27	(14)	13
Other liabilities	209	10	219
Total liabilities	$4,697	$(56)	$4,641
Equity
Retained earnings	(2,671)	76	(2,595)
Total stockholders´ deficit	(2,593)	76	(2,517)
Total liabilities and stockholders´ deficit	$2,104	$20	$2,124

	Year Ended December 31, 2018
	Previously Reported	Adjustment	As Revised
Consolidated and Combined Statement of Cash Flows
Cash flows from operating activities:
Net income	$1,180	$26	$1,206
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(905)	(26)	(931)
Net cash provided by operating activities	$373	$—	$373

	Previously Reported
	Retained Earnings	Invested Deficit	Total Deficit
Consolidated and Combined Statement of Equity (Deficit)
Net (loss) income from October 1, 2018	$43	$—	$43
Spin-Off related adjustments	—	(250)	(250)
Issuance of common stock and reclassification of invested deficit	(2,714)	2,714	—
Balance at December 31, 2018	$(2,671)	$—	$(2,593)

	Adjustment
	Retained Earnings	Invested Deficit	Total Deficit
Consolidated and Combined Statement of Equity (Deficit)
Net (loss) income from October 1, 2018	$26	$—	$26
Spin-Off related adjustments	—	50	50
Issuance of common stock and reclassification of invested deficit	50	(50)	—
Balance at December 31, 2018	$76	$—	$76

	As Revised
	Retained Earnings	Invested Deficit	Total Deficit
Consolidated and Combined Statement of Equity (Deficit)
Net (loss) income from October 1, 2018	$69	$—	$69
Spin-Off related adjustments	—	(200)	(200)
Issuance of common stock and reclassification of invested deficit	(2,664)	2,664	—
Balance at December 31, 2018	$(2,595)	$—	$(2,517)

Note 9. Accounts, Notes and Other Receivables—Net

	December 31, 2019	December 31, 2018
Trade receivables	$574	$593
Notes receivables	68	93
Other receivables	69	67
	$711	$753
Less—Allowance for doubtful accounts	(4)	(3)
	$707	$750

Trade receivables include $4 million and $5 million of unbilled balances as of December 31, 2019 and 2018, respectively.

Note 10. Factoring and Notes Receivables

The Company entered into arrangements with financial institutions to sell eligible trade receivables. For the year ended December 31, 2019, the Company sold $27 million of eligible receivables, without recourse, and accounted for these arrangements as a true sale. There were no factoring arrangements for the year ended December 31, 2018.

The Company also received guaranteed bank notes without recourse, in settlement of accounts receivables, primarily in the Asia Pacific region. The Company can hold the bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash. For the year ended December 31, 2019, the Company sold $105 million of bank notes, without recourse, and accounted for these as true sales.   There were no bank notes discounted for the year ended December 31, 2018.

Note 11. Inventories—Net

	December 31, 2019	December 31, 2018
Raw materials	$142	$112
Work in process	18	19
Finished products	85	64
	$245	$195
Less—Reserves	(25)	(23)
	$220	$172

Note 12. Other Assets

	December 31,
	2019	2018
Advanced discounts to customers, non-current	$62	$56
Operating right-of-use assets (Note 17)	35	—
Undesignated cross-currency swap at fair value	—	16
Other	11	20
	$108	$92

Note 13. Property, Plant and Equipment—Net

	December 31,
	2019	2018
Machinery and equipment	$639	$623
Tooling	324	306
Buildings and improvements	141	136
Construction in progress	100	57
Software	57	54
Land and improvements	16	16
Others	24	24
	1,301	1,216
Less—Accumulated depreciation and amortization	(830)	(778)
	$471	$438

Depreciation and amortization expense was $73 million, $72 million and $64 million in 2019, 2018 and 2017, respectively.

Note 14. Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2019 and 2018 is as follows:

	December 31, 2018	Currency Translation Adjustment	December 31, 2019
Goodwill	$193	—	$193

Note 15. Accrued Liabilities

	December 31, 2019	December 31, 2018
Customer pricing reserve	$90	$107
Compensation, benefit and other employee related	64	71
Repositioning	4	15
Product warranties and performance guarantees	29	32
Taxes	33	61
Advanced discounts from suppliers, current	19	17
Customer advances and deferred income	12	14
Accrued interest	5	6
Short-term lease liability (Note 17)	8	—
Other (primarily operating expenses)	46	51
	$310	$374

The Company accrued repositioning costs related to projects to optimize our product costs and to right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold in our Consolidated and Combined Statement of Operations.

	Severance Costs	Exit Costs	Total
Balance at December 31, 2017	$53	$7	$60
Charges	2	—	2
Usage—cash	(42)	(5)	(47)
Foreign currency translation	—	—	—
Balance at December 31, 2018	13	2	15
Charges	2	—	2
Usage—cash	(8)	(2)	(10)
Adjustments	(3)	1	(2)
Foreign currency translation	(1)	—	(1)
Balance at December 31, 2019	$3	$1	$4

Note 16. Long-term Debt and Credit Agreements

The principal amounts outstanding on long-term debt and the revolving credit facility are as follows:

December 31, 2019
Term Loan A	$283
Term Loan B	764
Senior Notes	393
1,440
Less: current portion	(4)
$1,436

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

We are obligated to make quarterly principal payments throughout the term of the Term Loan Facilities according to the amortization provisions in the Credit Agreement. Borrowings under the Credit Agreement are prepayable at our option without premium or penalty. We may request to extend the maturity date of all or a portion of the Senior Credit Facilities subject to certain conditions customary for financings of this type. The Credit Agreement also contains certain mandatory prepayment provisions in the event that we incur certain types of indebtedness or receive net cash proceeds from certain non-ordinary course asset sales or other dispositions of property, in each case subject to terms and conditions customary for financings of this type.

On May 23, 2019, the Company made a prepayment of the Euro-equivalent of $14 million related to the mandatory amortizations of its Term Loan A Facility due in the third and fourth quarters of 2019. On September 27, 2019, the Company made a prepayment of the Euro-equivalent of $41 million related to the mandatory amortizations of its Term Loan A Facility due through the first half of 2021. On December 27, 2019, the Company made a prepayment of the Euro-equivalent of $23 million related to the mandatory amortizations of its Term Loan A Facility due through the end of 2021.

On December 27, 2019, the Company made a principal repayment of the Euro-equivalent of $76 million on the Euro denominated Term Loan B Facility.

The schedule of principal payments on long-term debt is as follows:

December 31, 2019
2020	$4
2021	4
2022	64
2023	227
2024	4
Thereafter	1,137
$1,440
Less: current portion	(4)
$1,436

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/ repurchases, in respect of the our and our subsidiaries’ equity interests, to engage in transactions with affiliates, amend certain material documents or to permit the International Financial Reporting Standards equity amount of Lux Borrower to decrease below a certain amount. The Credit Agreement also contains financial covenants requiring the maintenance of a consolidated total leverage ratio of not greater than 4.00 to 1.00 (with  step downs to (i) 3.75 to 1.00 in September 2020 and (ii) 3.50 to 1.00 in September 2021), and a consolidated interest coverage ratio of not less than 2.75 to 1.00. We are in compliance with our financial covenants as of December 31, 2019.

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

Note 17. Leases

We have operating leases that primarily consist of real estate, machinery and equipment. Our leases have remaining lease terms of up to 11 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.

The components of lease expense are as follows:

Year Ended December 31, 2019
Operating lease cost	$14

Rent expense under ASC 840, was $14 million and $10 million in 2018 and 2017, respectively.

Supplemental cash flow information related to operating leases is as follows:

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$12
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12

Supplemental balance sheet information related to operating leases is as follows:

Year Ended December 31, 2019
Other assets	$35
Accrued liabilities	8
Other liabilities	28

Year Ended December 31, 2019
Weighted-average lease term (in years)	6.30
Weighted-average discount rate	6.36

Maturities of operating lease liabilities were as follows:

Year Ended December 31, 2019
2020	$9
2021	7
2022	6
2023	5
2024	5
Thereafter	12
Total lease payments	44
Less imputed interest	(8)
$36

Note 18. Financial Instruments and Fair Value Measures

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

For the periods prior to the Spin-Off, as part of Honeywell´s centralized treasury function, the primary objective was to preserve the U.S. Dollar value of foreign currency denominated cash flows and earnings. We hedged major exposures to foreign currency denominated cash flows to mitigate the effects of fluctuations in foreign currency exchange rates on earnings. We designated the related hedging instruments as cash flow hedges, except in cases where the hedged item was recognized on balance sheet. The gain or loss from a derivative financial instrument designated as a cash flow hedge was classified in the same line of the Consolidated and Combined Statements of Operations as the offsetting loss or gain on the hedged item.

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

At December 31, 2019 and December 31, 2018, we had contracts with aggregate gross notional amounts of $1,820 million and $838 million, respectively, to limit interest rate risk and to exchange foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar and Korean Won.

Fair Value of Financial Instruments—The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and December 31, 2018:

			Fair Value
	Notional Amounts		Assets			Liabilities
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018		December 31, 2019		December 31, 2018
Designated forward currency exchange contracts	$392	$—	$5	$—	(a)	$1		$—	(b)
Undesignated instruments:
Undesignated cross-currency swap	420	425	—	16	(c)	1		—
Undesignated interest rate swap	561	—	—	—		1		—	(d)
Undesignated forward currency exchange contracts	447	413	2	4	(a)	3	(c)	1	(b)
	1,428	838	2	20		5		1
	$1,820	$838	$7	$20		$6		$1

(a)	Recorded within Other current assets in the Company’s Consolidated and Combined Balance Sheets
(b)	Recorded within Accrued liabilities in the Company’s Consolidated and Combined Balance Sheets
(c)	Recorded within Other assets in the Company’s Consolidated and Combined Balance Sheets
(d)	Recorded within Other liabilities in the Company´s Consolidated and Combined Balance Sheets

On June 7, 2019, the Company entered into interest rate swap contracts to limit its exposure to interest rate risk by converting the interest payments on variable rate debt to fixed rate payments. These interest rate swaps have not been designated as hedging instruments for accounting purposes.

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

On September 27, 2018, the Company entered into a floating-floating cross-currency swap contract to hedge the foreign currency exposure from foreign currency-denominated debt which will mature on September 27, 2025. The gain or loss on this derivative instrument is recognized in earnings and included in Non-operating expense (income). For the years ended December 31, 2019 and 2018, gains recorded in Non-operating expense (income), under the cross-currency swap contract were $1 million and $16 million, respectively.  In May 2019, Garrett re-couponed the cross-currency swap contract with its counterparties and received a cash settlement of $19 million.

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

The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2019
	Carrying Value	Fair Value
Long-term debt and related current maturities	$1,413	$1,448

The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered level 2.

Note 19. Other Liabilities

	Years Ended December 31,
	2019	2018
Pension and other employee related	$94	$71
Advanced discounts from suppliers	46	63
Income taxes	79	69
Long-term lease liability (Note 16)	28	—
Other	27	16
	$274	$219

Note 20. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) are provided in the tables below:

	Pre-Tax	Tax	After-Tax
Year Ended December 31, 2017
Foreign exchange translation adjustment	$72	$—	$72
Pension adjustments	—	—	—
Changes in fair value of effective cash flow hedges	(84)	7	(77)
	$(12)	$7	$(5)
Year Ended December 31, 2018
Foreign exchange translation adjustment	$(198)	$—	$(198)
Pension adjustments	(2)	—	(2)
Changes in fair value of effective cash flow hedges	37	(2)	35
	$(163)	$(2)	$(165)
Year Ended December 31, 2019
Foreign exchange translation adjustment	$59	$8	$67
Pension adjustments	(18)	4	(14)
Changes in fair value of effective cash flow hedges	2	2	4
	$43	$14	$57

Changes in Accumulated Other Comprehensive Income (Loss) by Component

				Total
	Foreign	Changes in Fair		Accumulated
	Exchange	Value of		Other
	Translation	Effective Cash	Pension	Comprehensive
	Adjustment	Flow Hedges	Adjustments	Income (Loss)
Balance at December 31, 2017	$284	$(35)	$(11)	$238
Other comprehensive income (loss) before reclassifications	(198)	12	(5)	(191)
Amounts reclassified from accumulated other comprehensive income (loss)	—	23	3	26
Net current period other comprehensive income (loss)	(198)	35	(2)	(165)
Balance at December 31, 2018	$86	$—	$(13)	$73
Other comprehensive income (loss) before reclassifications	67	27	(27)	67
Amounts reclassified from accumulated other comprehensive income	—	(23)	13	(10)
Net current period other comprehensive income (loss)	67	4	(14)	57
Balance at December 31, 2019	$153	$4	$(27)	$130

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Year ended December 31, 2019
Affected Line in the Consolidated and Combined Statement of Operations
			Selling,
		Cost of	General and
	Net	Goods	Administrative	Non-Operating (Income)
	Sales	Sold	Expenses	Expense	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$—	$—	$13	$13
Losses (gains) on cash flow hedges	—	(25)	—	—	(25)
Tax expense (benefit)	—	—	—	—	2
Total reclassifications for the period, net of tax					$(10)

Year ended December 31, 2018
Affected Line in the Consolidated and Combined Statement of Operations
			Selling,
		Cost of	General and
	Net	Goods	Administrative	Non-Operating (Income)
	Sales	Sold	Expenses	Expense	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$—	$—	$3	$3
Losses (gains) on cash flow hedges	(1)	26	—	—	25
Tax expense (benefit)					(2)
Total reclassifications for the period, net of tax					$26

Note 21. Stock-Based Compensation

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

As of December 31, 2019, there were 5,508,176 and 344,860 shares of our common stock available for future issuance under the Stock Incentive Plan and Director Equity Plan, respectively.

Restricted Stock Units —Restricted stock unit (“RSU”) awards are issued to certain key employees and directors at fair market value at the date of grant. RSUs typically vest over a period of three or four years, and when vested, each unit entitles the holder to one share of our common stock.

The following table summarizes information about RSU activity related to our Stock Incentive Plan and Director Equity Plan for the year ended December 31, 2019:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at October 1, 2018	2,848,541	$8.70
Granted	530,840	17.76
Vested	(4,452)	6.67
Forfeited	(5,307)	14.16
Non-vested at December 31, 2018	3,369,622	$10.12
Granted	629,037	15.36
Vested	(967,518)	5.26
Forfeited	(236,501)	14.47
Non-vested at December 31, 2019	2,794,640	$12.62

As of December 31, 2019, there was approximately $17 million of total unrecognized compensation cost related to unvested RSUs granted under our Stock Incentive Plan, which is expected to be recognized over a weighted-average period of 2.2 years.

The following table summarizes information about the income statement impact from RSUs for the year ended December 31, 2019:

Compensation expense	$15

Stock Options — The exercise price, term and other conditions applicable to each option granted under our stock incentive plans are generally determined by the Compensation Committee of the Board. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The fair value is recognized as an expense over the employee’s requisite service period (generally the vesting period of the award). Options generally vest over a period four years and expire after ten years.

The following table summarizes information about the income statement impact from stock options for the year ended December 31, 2019.  There were no stock options granted prior to 2019.

Compensation expense	$1

The fair value related to stock options granted was determined using Black-Scholes option pricing model and the weighted average assumptions are shown in the table below:

Key Black-Scholes Assumptions	Year Ended December 31, 2019
Risk-free interest rate	2.6%
Expected term (years)	6.25
Volatility	42.08%
Dividend yield	0.0%
Fair value per stock option	7.28

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. Volatility is determined based on the historical volatility of peer companies over a period corresponding to the expected term. Expected term is determined using a simplified approach, calculated as the midpoint between the vesting period and the contractual term of the award. The risk-free interest rate is determined based upon the yield of an outstanding U.S. Treasury note with a term equal to the expected term of the option granted.

The following table summarizes information about stock option activity related to the Stock Incentive Plan for the year ended December 31, 2019:

	Number of Stock Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	—	$—	—	—
Granted	483,408	16.17
Exercised	—	—
Forfeited	(34,375)	16.17
Expired	—	—
Outstanding as of December 31, 2019	449,033	16.17	9.26	—
Exercisable as of December 31, 2019	—	$—	—	—

The weighted average grant date fair value of options granted in 2019 was $16.17.  No options were exercised during the year ended December 31, 2019.  As of December 31, 2019, there was no intrinsic value for the outstanding and exercisable shares under options.

As of December 31, 2019, there was $2 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of approximately 3.2 years.

Performance Stock Units — The Company has issued PSUs to certain of its officers which, upon vesting, entitles the holder to shares of our common stock. The actual number of shares an employee receives for each PSU depends on the Company’s performance against various measures related to organic revenue growth, adjusted EBITDA and leveraged cash flows over a three-year period. Each grantee is granted a target level of PSUs and may earn between 0% and 200% of the target level depending on the Company’s performance against the financial goals.

The following table summarizes information about PSU activity related to the Stock Incentive Plan for the year ended December 31, 2019:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2018	—	$—
Granted	379,090	16.17
Vested	—	—
Forfeited	(47,769)	16.17
Non-vested at December 31, 2019	331,321	$16.17

The fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date. The number of underlying shares to be issued will be based on actual performance achievement over the performance period. The per unit weighted average fair value at the date of grant for PSUs granted during the year ended December 31, 2019 was $16.17. The fair value of each PSU grant is amortized monthly into compensation expense on a graded vesting (accelerated) basis over a vesting period of 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award and is adjusted as required for the performance-based condition. The Company estimates forfeitures at time of issuance, which results in a reduction in compensation expense. As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The Company currently does not pay dividends.

As of December 31, 2019, there was approximately $4 million of total unrecognized compensation cost related to non-vested PSUs granted under the Stock Incentive Plan which is expected to be recognized over a weighted-average period of 2 years.

The following table summarizes information about the income statement impact from PSUs for the year ended December 31, 2019. There were no PSUs granted prior to 2019.

Compensation expense	$2

Stock Based Awards Granted by Honeywell—For periods prior to the Spin-Off, Honeywell maintained stock-based compensation plans for the benefit of its officers, directors and employees. Under the Former Parent´s stock-based compensation plans, Honeywell awarded RSUs, stock options and PSUs to certain employees. Stock-based compensation expense related to awards granted by Honeywell recognized in the Consolidated and Combined Statements of Operations amounted to $16 million and $15 million for the years ended December 31, 2018 and 2017, respectively, of which approximately $10 million and $8 million are specifically identified for employees within the Business, respectively and $6 million and $7 million is related to shared employees not specifically identifiable to the Business, respectively. These amounts represent stock-based compensation expenses attributable to the Business based on the awards and terms previously granted under the incentive compensation plans to employees within the Business and an allocation of Former Parent’s corporate and shared functional employee stock based compensation expenses. Accordingly, the amounts presented are not necessarily indicative of current and future awards and do not necessarily reflect the results that the Business would have experienced as an independent company for the periods presented.

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

Note 22. Earnings Per Share

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

The details of the earnings per share calculations for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Years Ended December 31,
	2019	2018	2017
Basic
Net Income	$313	$1,206	$(983)
Weighted average common shares outstanding	74,602,868	74,059,240	74,070,852
EPS – Basic	$4.20	$16.28	$(13.27)

	Years Ended December 31,
	2019	2018	2017
Diluted
Net Income	$313	$1,206	$(983)
Weighted average common shares outstanding – Basic	74,602,868	74,059,240	74,070,852
Dilutive effect of unvested RSUs	1,331,505	342,908	—
Weighted average common shares outstanding – Diluted	75,934,373	74,402,148	74,070,852
EPS – Diluted	$4.12	$16.21	$(13.27)

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year.

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the year-ended December 31, 2019, there were 483,408 options of which 34,375 were forfeited. The remaining weighted number of stock options excluded from the computations was 371,529. These stock options were outstanding at December 31, 2019.

Note 23. Commitments and Contingencies

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

In connection with the Spin-Off, we entered into an Indemnification and Reimbursement Agreement with Honeywell on September 12, 2018. As of the Spin-Off date of October 1, 2018, we are obligated to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of this Indemnification and Reimbursement Agreement, we are responsible for paying to Honeywell such amounts, up to a cap equal to the Euro-to-U.S. dollar exchange rate determined by Honeywell as of a date within two business days prior to the date of the Distribution (1.16977 USD = 1 EUR) equivalent of $175 million in respect of such liabilities arising in any given calendar year. The payments that we are required to make to Honeywell pursuant to the terms of this agreement will not be deductible for U.S. federal income tax purposes. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During 2019 and in the fourth quarter of 2018, we paid Honeywell the Euro-equivalent of $153 million and $41 million, respectively, in connection with the Indemnification and Reimbursement Agreement. Garrett has made all payments under the Indemnification and Reimbursement Agreement under protest, as described below.

On December 2, 2019, the Company and its subsidiary, Garrett ASASCO Inc., filed a Summons with Notice in the Commercial Division of the Supreme Court of the State of New York, County of New York (the “NY Supreme Court”) commencing an action (the “Action”) against Honeywell, certain of Honeywell’s subsidiaries and certain of Honeywell’s employees for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 15, 2020, the Company and Garrett ASASCO Inc., filed a Complaint in the NY Supreme Court in connection with the Action. The lawsuit arises from the Indemnification and Reimbursement Agreement. The Company is seeking declaratory relief; compensatory damages in an amount to be determined at trial; rescission of the Indemnification and Reimbursement Agreement; attorneys’ fees and costs and such other and further relief as the Court may deem just and proper. There can be no assurance as to the time and resources that will be required to pursue these claims or the ultimate outcome of the lawsuit. Among other claims, Garrett asserts that Honeywell is not entitled to indemnification because it improperly seeks indemnification for amounts attributable to punitive damages and intentional misconduct, and because it has failed to establish other prerequisites for indemnification under New York law.  Specifically, the claim asserts that Honeywell has failed to establish its right to indemnity for each and every asbestos settlement of the thousands for which it seeks indemnification. The Action seeks to establish that the Indemnification and Reimbursement Agreement is not enforceable, in whole or in part.

On September 12, 2018, we also entered into a Tax Matters Agreement with Honeywell (the “Tax Matters Agreement”), which governs the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests). The Tax Matters Agreement generally provides that, following the Spin-Off date of October 1, 2018, we are responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. Among other items, as a result of the mandatory transition tax imposed by the Tax Cuts and Jobs Act, one of our subsidiaries is required to make payments to a subsidiary of Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. We estimate that our total aggregate payments to Honeywell with respect to the mandatory transition tax will be $240 million with $193 million in payments remaining as of December 31, 2019. Under the terms of the Tax Matters Agreement, we are required to pay this amount in Euros, without interest, in five annual installments, each equal to 8% of the aggregate amount, followed by three additional annual installments equal to 15%, 20% and 25% of the aggregate amount, respectively. In connection with this agreement, we paid Honeywell the Euro-equivalent of $18 million and $19 million during 2019 and the fourth quarter of 2018, respectively.

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

The following table summarizes our Obligation payable to Honeywell related to these agreements following the Spin-Off:

	2019
	Asbestos and environmental	Tax Matters	Total
Beginning of year	$1,244	$282	$1,526
Accrual for update to estimated liability	(18)	3	(15)
Legal fees expensed	44	—	44
Payments to Honeywell	(153)	(18)	(171)
Currency translation adjustment	(27)	(6)	(33)
End of year	$1,090	$261	$1,351

Current	51	18	69
Non-current	1,039	243	1,282
Total	$1,090	$261	$1,351

	2018
	Asbestos and environmental	Tax Matters	Total
Beginning of year	$—	$—	$—
Spin-Off related adjustments	1,328	308	1,636
Accrual for update to estimated liability	(30)	—	(30)
Legal fees expensed	14	—	14
Payments to Honeywell	(41)	(19)	(60)
Currency translation adjustment	(27)	(7)	(34)
End of year	$1,244	$282	$1,526

Current	108	19	127
Non-current	1,136	263	1,399
Total	$1,244	$282	$1,526

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

Asbestos-Related Liabilities

	Year ended December 31, 2019			Year ended December 31, 2018			Year ended December 31, 2017
	Bendix	Other	Total	Bendix	Other	Total	Bendix	Other	Total
Beginning of year	$—	$1	$1	$1,703	$9	$1,712	$1,789	$6	$1,795
Accrual for update to estimated liabilities	—	—	—	141	—	141	199	4	203
Change in estimated cost of future claims	—	—	—	—	—	—	(65)	—	(65)
Update of expected resolution values for pending claims	—	—	—	—	—	—	3	—	3
Asbestos-related liability payments	—	—	—	(151)	(4)	(155)	(223)	(1)	(224)
Spin-Off related adjustments	—	—	—	(1,693)	(4)	(1,697)	—	—	—
Balance Sheet Reclassification	—	(1)	(1)	—	—	—	—	—	—
End of year	$—	$—	$—	$—	$1	$1	$1,703	$9	$1,712

Insurance Recoveries for Asbestos-Related Liabilities

	2019	2018	2017
	Bendix	Bendix	Bendix
Beginning of year	$—	$191	$201
Probable insurance recoveries related to estimated liability	—	10	10
Insurance receipts for asbestos-related liabilities	—	(24)	(20)
Insurance receivables settlements and write-offs	—	1	—
Other	—	—	—
Spin-Off related adjustments	—	(178)	—
	$—	$—	$191

Asbestos balances are included in the following balance sheet accounts:

	December 31,
	2019	2018
Accrued liabilities	$—	$—
Asbestos-related liabilities	—	1
	$—	$1

The following tables present information regarding Bendix-related asbestos claims activity:

	Years Ended December 31,
Claims Activity	2019	2018
Claims Unresolved at the beginning of year	6,209	6,280
Claims Filed	2,659	2,430
Claims Resolved	(2,388)	(2,501)
Claims Unresolved at the end of the year	6,480	6,209

	December 31,
Disease Distribution of Unresolved Claims	2019	2018
Mesothelioma and Other Cancer Claims	3,399	2,949
Nonmalignant Claims	3,081	3,260
Total Claims	6,480	6,209

Honeywell has experienced average resolutions per Bendix-related asbestos claim, excluding legal costs, as follows:

	Years Ended December 31,
	2019	2018	2017	2016	2015
			(in whole dollars)
Malignant claims	$50,200	$55,300	$56,000	$44,000	$44,000
Nonmalignant claims	$3,900	$4,700	$2,800	$4,485	$100

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

Warranties and Guarantees

In the normal course of business, we issue product warranties and product performance guarantees. We accrue for the estimated cost of product warranties and performance guarantees based on contract terms and historical experience at the time of sale to the customer. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. Product warranties and product performance guarantees are included in Accrued liabilities. The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees.

	Years Ended December 31,
	2019	2018	2017
Beginning of year	$32	$28	$22
Accruals for warranties/guarantees issued during the year	31	33	14
Settlement of warranty/guarantee claims	(34)	(29)	(8)
	$29	$32	$28

Note 24. Defined Benefit Pension Plans

We sponsor several funded U.S. and non-U.S. defined benefit pension plans. Pension benefits for many of our U.S. employees are provided through a non-contributory, qualified defined benefit plan. All non-union hourly and salaried employees that joined the Business or Garrett for the first time after December 31, 2012, are not eligible to participate in our U.S. defined benefit pension plans. We also sponsor defined benefit pension plans which cover non-U.S. employees who are not U.S. citizens, in Switzerland and Ireland. Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.

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

	Pension Benefits
	U.S. Plans	U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
	2019	2018	2019	2018(1)
Change in benefit obligation:
Benefit obligation at beginning of the year	$178	$—	$172	$107
Transfer of plan obligations from Former Parent	—	181	—	65
Spin-Off remeasurement adjustment	—	—	—	2
Service cost	1	—	6	4
Interest cost	7	2	2	2
Plan amendments	—	—	1	1
Actuarial (gains) losses	29	(3)	37	(5)
Benefits paid	(9)	(2)	(6)	(3)
Foreign currency translation	—	—	—	(5)
Transfers	—	—	10	4
Other	—	—	4	—
Benefit obligation at end of the year	206	178	226	172
Change in plan assets:
Fair value of plan assets at beginning of the year	177	—	123	64
Transfer of plan assets from Former Parent	—	181	—	54
Spin-Off remeasurement adjustment	—	—	—	(10)
Actual return on plan assets	36	(2)	14	2
Employer contributions	—	—	6	16
Benefits paid	(9)	(2)	(6)	(3)
Foreign currency translation	—	—	—	(4)
Transfers	—	—	10	4
Other	—	—	3	—
Fair value of plan assets at end of year	204	177	150	123
Funded status of plans	$(2)	$(1)	$(76)	$(49)
Amounts recognized in Consolidated Balance Sheet consist of:
Accrued pension liabilities - noncurrent(2)	(2)	(1)	(76)	(49)
Net amount recognized	$(2)	$(1)	$(76)	$(49)

(1)

For the periods prior to the Spin-Off, only the pension plan in Ireland is reflected as a non-U.S. defined benefit pension plan as all other pension plans were accounted for as multiemployer plans. Following the Spin-Off, the defined benefit pension plan in Switzerland is also reflected.

(2)	Included in Other liabilities in the Consolidated and Combined Balance Sheet

Amounts recognized in Accumulated other comprehensive (income) loss associated with our significant pension and other postretirement benefit plans at December 31, 2019 are as follows:

	Pension Benefits
	U.S. Plans	U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
	2019	2018	2019	2018(1)
Prior service (credit)	$(2)	$(2)	$1	$—
Net actuarial loss	6	4	21	7
Net amount recognized	$4	$2	$22	$7

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

The components of net periodic benefit (income) cost and other amounts recognized in Other comprehensive (income) loss for our significant pension and other postretirement benefit plans include the following components:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
Net Periodic Benefit Cost	2019	2018	2019	2018(1)	2017(1)
Service cost	$1	$—	$6	$4	$2
Interest cost	7	2	2	2	2
Expected return on plan assets	(10)	(3)	(4)	(3)	(2)
Recognition of actuarial losses	—	—	13	3	—
Net periodic benefit (income) cost	$(2)	$(1)	$17	$6	$2

(1)

For the periods prior to the Spin-Off, only the pension plan in Ireland is reflected as a non-U.S. defined benefit pension plan as all other pension plans were accounted for as multiemployer plans. Following the Spin-Off, the defined benefit pension plan in Switzerland is also reflected.

Other Changes in Plan Assets and Benefits Obligations Recognized in	U.S. Plans		Non-U.S. Plans
Other Comprehensive (Income) Loss	2019	2018	2019	2018(1)	2017(1)
Actuarial (gains) losses	$2	$2	$27	$(4)	$—
Prior service (credit)	—	—	1	1	—
Actuarial losses recognized during year	—	—	(13)	(3)	—
Foreign currency translation	—	—	1	—	—
Total recognized in other comprehensive (income) loss	$2	$2	$16	$(6)	$—
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$—	$1	$33	$—	$2

(1)

For the periods prior to the Spin-Off, only the pension plan in Ireland is reflected as a non-U.S. defined benefit pension plan as all other pension plans were accounted for as multiemployer plans. Following the Spin-Off, the defined benefit pension plan in Switzerland is also reflected.

The estimated prior service (credit) for pension benefits that will be amortized from Accumulated other comprehensive (income) loss into net periodic benefit (income) cost in 2020 are expected to be less than $1 million for both the U.S. and non-U.S. pension plans.

Major actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for our significant benefit plans are presented in the following table as weighted averages.

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018(1)	2017(1)
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	3.30%	4.33%	0.79%	1.50%	1.80%
Expected annual rate of compensation increase	3.74%	3.74%	1.77%	1.77%	2.00%
Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31:
Discount rate—benefit obligation	4.44%	4.33%	1.65%	1.50%	1.80%
Discount rate—service cost	4.47%	4.11%	1.20%	1.50%	1.80%
Discount rate—interest cost	4.06%	4.02%	1.74%	1.50%	1.80%
Expected rate of return on plan assets	5.80%	6.00%	3.34%	3.77%	4.00%
Expected annual rate of compensation increase	3.74%	3.74%	1.77%	1.77%	2.00%

(1)

For the periods prior to the Spin-Off, only the pension plan in Ireland is reflected as a non-U.S. defined benefit pension plan as all other pension plans were accounted for as multiemployer plans. Following the Spin-Off, the defined benefit pension plan in Switzerland is also reflected.

The discount rate for our significant pension plans reflects the current rate at which the associated liabilities could be settled at the measurement date of December 31. To determine the discount rates, we use a modeling process that involves matching the expected cash outflows of our benefit plans to a yield curve constructed from a portfolio of high quality, fixed-income debt instruments. We use the single weighted-average yield of this hypothetical portfolio as a discount rate benchmark.

For both our U.S. and non-U.S. defined benefit pension plans, we estimate the service and interest cost components of net period benefit (income) cost by utilizing a full yield curve approach in the estimation of these cost components by applying the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows. This approach provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates.

For non-U.S. benefit plans, actuarial assumptions reflect economic and market factors relevant to each country.

The following amounts relate to our significant pension plans with accumulated benefit obligations exceeding the fair value of plan assets.

	December 31,
	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018(1)
Projected benefit obligation	$—	$178	$226	$172
Accumulated benefit obligation	—	177	212	164
Fair value of plan assets	—	177	150	123

(1)

For the periods prior to the Spin-Off, only the pension plan in Ireland is reflected as a non-U.S. defined benefit pension plan as all other pension plans were accounted for as multiemployer plans. Following the Spin-Off, the defined benefit pension plan in Switzerland is also reflected.

Our asset investment strategy for our U.S. pension plan focuses on maintaining a diversified portfolio using various asset classes in order to achieve market exposure and diversification on an interim basis as we develop our long-term investment objectives on a risk adjusted basis. Once finalized, we will implement our long-term strategy. Our interim target allocations are as follows: 35% equity securities, 50% fixed income securities and cash, 10% real estate investments, and 5% high yield bonds. Equity securities include mutual funds that invest in companies located both inside and outside the United States. Fixed income securities include exposure to medium and high quality investment grade corporate bonds, pooled consumer loans and U.S. government bonds with an average maturity of 5 – 25 years. The real estate fund invests in real estate investment trusts – companies that purchase office buildings, hotels and other real estate property. The high yield bond fund invests in a diversified portfolio of intermediate term below investment-grade debt securities. Our assets are reviewed on a daily basis to ensure that we are within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations.

Our non-U.S. pension assets are typically managed by decentralized fiduciary committees. Our non-U.S. investment policies are different for each country as local regulations, funding requirements, and financial and tax considerations are part of the funding and investment allocation process in each country.

The fair values of both our U.S. and non-U.S. pension plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2019
	Total	Level 1	Level 2	Level 3
Equity funds	$74	$—	$74	$—
Short-term investments	2	—	2	—
Corporate bond funds	106	—	106	—
Real estate funds	22	—	22	—
Total assets at fair value	$204	$—	$204	$—

	U.S. Plans
	December 31, 2018
	Total	Level 1	Level 2	Level 3
Equity funds	$60	$—	$60	$—
Short-term investments	8	—	8	—
Corporate bond funds	92	—	92	—
Real estate funds	17	—	17	—
Total assets at fair value	$177	$—	$177	$—

	Non-U.S. Plans
	December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2	$2	$—	$—
Equity funds	68	—	68	—
Government bond funds	30	—	30	—
Corporate bond funds	21	—	21	—
Real estate funds	18	—	18	—
Other	11	—	11	—
Total assets at fair value	$150	$2	$148	$—

	Non-U.S. Plans
	December 31, 2018
	Total	Level 1	Level 2	Level 3
Equity funds	$48	$—	$48	$—
Short-term investments	12	—	12	—
Government bond funds	28	—	28	—
Corporate bond funds	16	—	16	—
Real estate funds	11	—	11	—
Other	8	—	8	—
Total assets at fair value	$123	$—	$123	$—

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

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2020. In 2019, contributions of $6 million were made to our non-U.S. pension plans to satisfy regulatory funding requirements. In 2020, we expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both our U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2020	$10	$3
2021	10	3
2022	10	3
2023	11	4
2024	11	4
2025-2029	57	21

Note 25. China Variable Interest Entity

On September 20, 2018 in preparation of the Spin-Off, the Company entered into an agreement by and between Honeywell International Inc. and Garrett Motion Inc. (the “China Purchase Agreement”) in which Honeywell agreed to sell to Garrett 100% of the equity interests of Honeywell Transportation Investment (China) Co., Ltd. (“Garrett China”) consisting of our primary operations in China, in exchange for upfront consideration of 8,444,077 shares of our common stock. No further consideration from Garrett is due. The China Purchase Agreement has been amended to extend the date of the transfer of the equity interests in Garrett China from September 20, 2019 to June 30, 2020.

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

The following table summarizes the consolidated assets and liabilities of Garrett China:

	December 31,
	2019	2018
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$141	$70
Accounts, notes and other receivables, net	254	224
Inventories, net	27	19
Other current assets	1	—
Total current assets	423	313
Property, plant and equipment, net	82	67
Deferred income taxes	26	28
Other assets	1	1
Total assets	$532	$409
LIABILITIES
Current liabilities:
Accounts payable	$326	$261
Accrued liabilities	80	84
Total current liabilities	406	345
Other liabilities	10	13
Total liabilities	$416	$358

Net sales from Garrett China were $530 million, $470 million and $393 million for the years ended December 31, 2019, 2018 and 2017 respectively. Related expenses primarily consisted of Costs of Goods Sold of $370 million, $340 million and $310 million, Selling, general and administrative expenses of $14 million, $19 million and $20 million and Tax expense of $25 million, $25 million and $28 million for the years ended December 31, 2019, 2018 and 2017 respectively.

Note 26. Concentrations

Sales concentration—Net sales by region (determined based on country of shipment) and channel are as follows:

	Year ended December 31, 2019
	OEM	Aftermarket	Other	Total
United States	$307	$171	$7	$485
Europe	1,631	136	39	1,806
Asia	843	51	29	923
Other International	15	19	—	34
	$2,796	$377	$75	$3,248

	Year ended December 31, 2018
	OEM	Aftermarket	Other	Total
United States	$338	$175	$5	$518
Europe	1,686	151	54	1,891
Asia	847	50	26	923
Other International	22	21	—	43
	$2,893	$397	$85	$3,375

	Year ended December 31, 2017
	OEM	Aftermarket	Other	Total
United States	$277	$178	$6	$461
Europe	1,568	140	54	1,762
Asia	750	49	33	832
Other International	19	22	—	41
	$2,614	$389	$93	$3,096

Customer concentration—Net sales to Garrett’s largest customers and the corresponding percentage of total net sales are as follows:

	Net sales
	Years ended December 31,
	2019	%	2018	%	2017	%
Customer A	$374	12	$455	13	$423	14
Others	2,874	88	2,920	87	2,673	86
	$3,248	100	$3,375	100	$3,096	100

Long-lived assets concentration—Long-lived assets by region are as follows:.

	Long-lived Assets(1)
	December 31,
	2019	2018	2017
United States	$24	$26	$23
Europe	285	273	273
Asia	141	123	124
Other International	21	16	22
	$471	$438	$442

(1)	Long-lived assets are comprised of property, plant and equipment–net.

Supplier concentration—The Company’s largest supplier accounted for 12%, 14% and 16% of direct materials purchases for the years ended December 31, 2019, 2018 and 2017 respectively.

Note 27. Unaudited Quarterly Financial Information

The following tables show selected unaudited quarterly results of operations for 2019 and 2018. The quarterly data have been prepared on the same basis as the audited annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our results of operations for these periods.

	2019
	March 31	June 30	September 30	December 31	Year Ended December 31,
Net Sales	$835	$802	$781	$830	$3,248
Gross Profit	196	182	172	161	711
Net Income (Loss)	73	66	38	136	313
Earnings (loss) per share - basic	0.98	0.88	0.51	1.82	4.20
Earnings (loss) per share - diluted	0.97	0.86	0.50	1.79	4.12

	2018
	March 31	June 30	September 30(b)	December 31(c)	Year Ended December 31,
Net Sales	$915	$877	$784	$799	$3,375
Gross Profit	211	215	178	172	776
Net Income (Loss)	58	150	929	69	1,206
Earnings (Loss) per share - basic(a)	0.78	2.03	12.54	0.93	16.28
Earnings per share - diluted(a)	0.78	2.03	12.54	0.92	16.21

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

(c)

In the fourth quarter of 2019, we identified errors in our income tax accounts for the year ended and as of December 31, 2018. The errors included an overstatement of current and deferred tax liability balances that were recorded in connection with the Spin-Off from Honeywell and an overstatement of income tax expense for the quarter ended December 31, 2018. As a result, we have revised our previously issued unaudited consolidated financial statements for the quarter ended and as of December 31, 2018. Refer to Note 8 for additional information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this Item 9 was previously reported in the Company’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on November 6, 2018.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on management's evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.

Remediation of Material Weakness in Internal Control Over Financial Reporting

As previously disclosed, in the course of preparing our 2018 Form 10-K and our Consolidated and Combined Financial Statements for the year ended December 31, 2018, our management determined that there was a material weakness in our internal control over financial reporting relating to the lack of information, documentation and supporting evidence for our liability to Honeywell under the Indemnification and Reimbursement Agreement (the “Indemnification Liability”). Specifically, despite our requests, we did not receive sufficient information, documents and explanations from Honeywell, including with regard to information provided in Honeywell's actuary report and the amounts of settlement values and insurance receivables.

Throughout the year ended December 31, 2019, management engaged in an active dialogue with Honeywell that resulted in the Company obtaining access to additional information and documentation from Honeywell, including information regarding historical settlement trends, Honeywell’s claims management and valuation processes for asserted claims and associated legal expenses, and the nature of insurance receivables and likelihood of recoverability. Additionally, as part of the additional information and documentation we received from Honeywell, we gained increased visibility into the methodology behind, and data sources and inputs included in, Honeywell’s actuary report, and engaged our own expert to review and evaluate the report. During the quarter ended December 31, 2019, management completed its remediation activities and tested the design and operational effectiveness of the modified and new controls. As a result of the remediation activities and controls in place as of December 31, 2019, management concluded that we have remediated the material weakness described above.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Deloitte SA, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

Other than as relates to the remediation of the material weakness described below, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information about Directors and Executive Officers

The following table presents information concerning our executive officers and directors.

Name	Age	Position
Olivier Rabiller	49	Director, President & Chief Executive Officer
Carlos Cardoso	62	Chairman of the Board
Maura J. Clark	61	Director
Courtney Enghauser	47	Director
Susan L. Main	61	Director
Carsten J. Reinhardt	52	Director
Scott Tozier	54	Director
Craig Balis	55	Senior Vice President & Chief Technology Officer
Peter Bracke	53	Interim Chief Financial Officer
Daniel Deiro	47	Senior Vice President, Global Customer Management & General Manager Japan/Korea
Thierry Mabru	52	Senior Vice President, Integrated Supply Chain
Jerome Maironi	54	Senior Vice President, General Counsel & Corporate Secretary
Fabrice Spenninck	51	Senior Vice President & Chief Human Resources Officer

The following are brief biographies describing the backgrounds of our executive officers and directors.

Olivier Rabiller

Mr. Rabiller has served as President & Chief Executive Officer (“CEO”) as well as a member of the Board of Directors since the Company the Spin-Off. Prior to the Spin Off, Mr. Rabiller served as President and CEO of the Transportation Systems division at Honeywell from 2016 until the Spin Off. Mr. Rabiller’s global career spanned approximately 16 years at Honeywell where he also served as Vice President and General Manager of Transportation Systems for High Growth Regions, Business Development, and Aftermarket (from July 2014 to July 2016) as well as Vice President and General Manager, Transportation Systems Aftermarket (from January 2012 to July 2014). Earlier positions within Honeywell included Vice President of Sourcing for Transportation Systems; Vice President of Customer Management for Passenger Vehicles at Honeywell Turbo Technologies; Vice President, European Sales and Customer Management; and Director of Marketing and Business Development for the European region. He joined Honeywell in 2002 as Senior Program Manager and Business Development Manager for Turbo Technologies EMEA. Mr. Rabiller is a director of the Swiss-American Chamber of Commerce, a non-profit organization which facilitates business relations between Switzerland and the United States. From 2012 to 2016, Mr. Rabiller was a director of Friction Material Pacifica, Australia. He holds a Master's degree in Engineering from Ecole Centrale Nantes and an MBA from INSEAD. We believe Mr. Rabiller is qualified to serve as a member of our Board of Directors because of his extensive experience at the Transportation Systems division at Honeywell, his background within the automotive industry and his strong leadership abilities.

Carlos Cardoso

Mr. Cardoso has served as the Non-Executive Chairman of our Board of Directors since the Spin-Off and the Principal of CMPC Advisors LLC since January 2015. Previously, he served as Senior Advisor of Irving Place Capital where he focused on investments in industrial manufacturing and distribution companies from July 2015 to August 2018. Mr. Cardoso was also Chairman and CEO of Kennametal, a global leader in metalworking solutions and engineered components serving a diverse set of industrial and infrastructure markets. Before serving as CEO, Mr. Cardoso served as Kennametal’s Vice President and Chief Operating Officer (“COO”). Prior to Kennametal, he held executive roles at Flowserve and Honeywell (Allied Signal). Mr. Cardoso currently serves on the Boards of Stanley Black & Decker, Inc. and Hubbell Incorporated. He has been named one of America’s “Best Chief Executive Officers” by Institutional Investor Magazine. Mr. Cardoso earned a Bachelor of Science degree in Business Administration from Fairfield University and a Master’s degree in Management from Rensselaer Polytechnic Institute. He received an honorary degree of Doctor of Humane Letters from Saint Vincent College in Latrobe, Pennsylvania. We believe Mr. Cardoso is qualified to serve as a member and Chairman of our Board of Directors because of his background as a director for public companies and his expertise in companies with extensive manufacturing and distribution operations.

Maura J. Clark

Ms. Clark has served as a member of our Board of Directors since the Spin-Off. From 2005 to 2014, Ms. Clark served as President of Direct Energy Business, LLC, a leading North American retail energy business serving commercial and industrial companies, and Senior Vice President North American Strategy and Mergers and Acquisitions of Direct Energy. Her prior experience includes serving as Managing Director of Investment Banking Services at Goldman Sachs & Co. and as Executive Vice President of Corporate Development and Chief Financial Officer (“CFO”) of Clark USA, an independent oil refining and marketing company. Ms. Clark is a member of the Boards of Nutrien Ltd, Fortis Inc., and Sanctuary for Families, a New York-based not-for-profit organization. She previously served on the Boards of Elizabeth Arden, Inc. and Primary Care Development Corp. She graduated from Queens University with a Bachelor of Arts in Economics. She is also qualified as a Charted Professional Accountant. We believe Ms. Clark is qualified to serve as a member of our Board due to her financial management expertise and experience managing the operations of a retail energy business serving industrial and commercial customers. She also has significant experience serving on other public company boards.

Courtney M. Enghauser

Ms. Enghauser has served as a member of our Board of Directors since the Spin-Off and has served as the CFO of Agility Global Holdings, a private equity owned platform acquiring and operating businesses in the automotive plastics sector, since November 2019. Prior to her current role, she advised private equity firms on acquisitions and transactions in a variety of industries. From April 2013 to June 2017, she was the CFO of Sensus, a leading provider of smart meters, network technologies, and advanced data analytics services that was acquired by Xylem Inc. in 2016. Prior to her time at Sensus, Ms. Enghauser was the CFO of Kinetek, Inc., where she was responsible for the financial management, treasury, and reporting of a global portfolio company consisting of 11 operating subsidiaries and 16 holding companies in the electric motors and controls industries located throughout the world. Ms. Enghauser also served as CFO of other businesses and held a variety of other financial positions including Director of Finance - Mergers and Acquisitions, and Corporate Controller. She started her career as an Auditor at PriceWaterhouseCoopers. Ms. Enghauser graduated with a Bachelor of Science in Accounting from Indiana University and is a Certified Public Accountant. We believe Ms. Enghauser is qualified to serve on our Board due to her significant experience in the technology sector and her expertise in global financial strategy.

Susan L. Main

Ms. Main has served as a member of our Board of Directors since the Spin-Off and has served as the Senior Vice President and CFO of Teledyne Technologies Incorporated, a leading provider of sophisticated instrumentation, digital imaging products and software, aerospace and defense electronics, and engineered systems, since November 2012. Prior to her current role, Ms. Main was Teledyne’s Vice President and Controller for approximately nine years. From 1999 to 2004, Ms. Main served as Vice President and Controller for Water Pik Technologies, Inc. Ms. Main also held numerous financial roles at the former Allegheny Teledyne Inc. within its government, industrial and commercial segments. Earlier in her career, Ms. Main held financial and auditing roles at the former Hughes Aircraft Company. Ms. Main is a member of the Board of Ashland Global Holdings, Inc., where she serves as the Chairperson of the Audit Committee and as a member of the Governance and Nominating Committee. Ms. Main is a member of the National Association of Corporate Directors and Women Corporate Directors. Ms. Main graduated from California State University, Fullerton with a Bachelor of Arts in Business Administration. We believe Ms. Main is qualified to serve on our Board based on her experience in financial management.

Carsten J. Reinhardt

Mr. Reinhardt has served as a member of our Board of Directors since the Spin-Off and is currently an Independent Senior Advisor. From 2012 to October 2016, Mr. Reinhardt was President and CEO of Voith Turbo GmbH & Co. KG, a supplier of advanced powertrain technologies to the rail, commercial vehicle, marine, power generation, oil & gas and mining industries. Prior to that, Mr. Reinhardt served as COO of Meritor Inc. from 2008 to 2011 and as President of Meritor’s Commercial Vehicle Division from 2006 to 2008. Before joining Meritor, Mr. Reinhardt served as President and CEO of Detroit Diesel Corp. from 2003 to 2006, following 10 years in a variety of management positions at Daimler Trucks North America. Mr. Reinhardt started his career as management trainee at Daimler AG in Stuttgart, Germany. Mr. Reinhardt is a member of the Boards of Grundfos Holding A/S Holding, SAF-Holland S.A., Tegimus Holding GmbH and Beinbauer Automotive GmbH. Mr. Reinhardt holds a Bachelor’s degree in Mechanical Engineering from Esslingen Technical University in Germany and a Master of Science degree in Automobile Engineering from the University of Hertfordshire, UK. We believe Mr. Reinhardt is qualified to serve on our Board due to his extensive experience and operational expertise in the automotive industry across global markets.

Scott Tozier

Mr. Tozier has served as a member of our Board of Directors since the Spin-Off and has been the CFO and Executive Vice President of Albemarle Corporation since January 2011. Prior to joining Albemarle, he served as Vice President of Finance, Transformation and Operations of Honeywell where he was responsible for Honeywell's global financial shared services and best practices management. His 16-year career with Honeywell spanned senior financial positions in the United States, Asia Pacific and Europe. Mr. Tozier currently serves as a member of the Boards for MARBL and Volta Energy Technologies. He is also a trustee for Blumenthal Performing Arts, and on the Board of Advisors for Junior Achievement of the Carolinas. He holds a Bachelor of Business Administration in Accounting from the University of Wisconsin-Madison. Mr. Tozier holds an MBA from the University of Michigan, where he graduated with honors. He is a Certified Public Accountant. We believe Mr. Tozier is qualified to serve on our Board due to his experience as a former executive within Honeywell, a global public company, as well as his financial management skills given his background as a CFO and a Certified Public Accountant.

Craig Balis

Mr. Balis has served as our Senior Vice President and Chief Technology Officer since the Spin-Off. From June 2014 until such appointment, Mr. Balis was the Vice President and Chief Technology Officer of Honeywell Transportation Systems. From 2008 to 2014, Mr. Balis was the Vice President of Engineering of Honeywell Transportation Systems. Mr. Balis has a Bachelor of Science and Master’s degree in Engineering from the University of Illinois.

Peter Bracke

Mr. Bracke has served as Vice President and Interim CFO since September 2019. Previously, Mr. Bracke was Vice President, FP&A and Business Finance for Garrett where he was responsible for the financial planning and control of operational and commercial activities from the Spin-Off to September 2019. Prior to this, Mr. Bracke held various senior-level roles within multiple divisions at Honeywell. During his more than 20-year tenure at Honeywell, Mr. Bracke was CFO for Honeywell Homes & Buildings Technologies and CFO for Honeywell Transportation Systems, which was renamed Garrett following the Spin Off. Prior to joining Honeywell, Mr. Bracke was an auditor at KPMG. He received his undergraduate degree in Business Administration and his Master's degree in Accountancy from the University of Ghent in Belgium.

Daniel Deiro

Mr. Deiro has served as our Senior Vice President, Global Customer Management, and General Manager Japan/Korea since the Spin-Off. From August 2014 until such appointment, Mr. Deiro was the Vice President of Customer Management and General Manager for Honeywell Transportation Systems for Japan and Korea. From 2012 until 2014, Mr. Deiro was a Senior Customer Management Director at Honeywell Transportation Systems. Mr. Deiro has a degree in Automotive Engineering from Haute ecole specialisee bernoise, Technique et lnformatique (BFH-TI), Biel, Switzerland.

Thierry Mabru

Mr. Mabru has served as our Senior Vice President, Integrated Supply Chain since the Spin-Off. From March 2013 until such appointment, Mr. Mabru was the Vice President of Global Integrated Supply Chain for Honeywell Transportation Systems. From 2011 until 2013, Mr. Mabru was Senior Director of Global Advanced Manufacturing Engineering for Honeywell Transportation Systems. From 2006 to 2011, Mr. Mabru was Director of the Program Management Office of Honeywell Aerospace EMEAI. Mr. Mabru currently serves as a member of the Board of Friction Material Pacific (FMP) Group Australia PTY Limited and the Board of Friction Material Pacific (FMP) Group PTY Limited. Mr. Mabru holds a Master of Science degree from the Ecole Nationale de Mecanique et d'Aerotechniques (ISAE/ENSMA), Poitier, France.

Jerome Maironi

Mr. Maironi has served as our Senior Vice President, General Counsel and Corporate Secretary since the Spin-Off. Previously, Mr. Maironi served as the Vice President of Global Legal Affairs for Honeywell Performance Materials and Technologies for approximately five years. Mr. Maironi received a post-graduate degree in Law & Practice of International Trade and a Master of Law from the University Rene Descartes, Paris, France. Mr. Maironi is a member of the Association Francaise des Juristes d'Entreprise and has also passed the French Bar Exam. Mr. Maironi graduated with an Executive Directors Programme from INSEAD, Fontainebleau, France.

Fabrice Spenninck

Mr. Spenninck has served as our Senior Vice President and Chief Human Resources Officer since the Spin-Off. From August 2015 until such appointment, Mr. Spenninck was Vice President of Human Resources of Honeywell Transportation Systems. From 2013 to 2015, Mr. Spenninck was Vice President of Labor and Employee Relations and, from 2011 to 2013, he was Senior Director of Human Resources (One Country Leader) in France and North Africa at Honeywell. Mr. Spenninck holds a Master’s degree in Human Resources and Labor Relations from the University of Montpellier, France.

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

Other

The remaining information required to be disclosed by this item will be included under the headings “Election of Directors,” “Corporate Governance,” and, if applicable, “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item will be included under the headings “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2019)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities Reflected in first column)
Equity compensation plans approved by security holders	3,574,994	16.17	5,853,036
Equity compensation plans not approved by security holders	—	—	—
Total	3,574,994	$16.17	5,853,036

Other

The remaining information required to be disclosed by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be disclosed by this item will be included under the headings “Certain Relationships and Related Person Transactions,” “Corporate Governance” and “Director Independence” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such information is incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. The following financial statements are included in Item 8 “Financial Statements and Supplementary Data” herein.

Report of Independent Registered Accounting Firm	58
Consolidated and Combined Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017.	62
Consolidated and Combined Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017.	63
Consolidated Balance Sheets as of December 31, 2019 and 2018.	64
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017.	65
Consolidated And Combined Statements Of Equity (Deficit) for the years ended December 2019, 2018 and 2017.	66
Notes to Consolidated And Combined Financial Statements	67

2. All schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3. The exhibits to this report are listed below

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Indemnification and Reimbursement Agreement, dated September 12, 2018, by and among Honeywell ASASCO Inc., Honeywell ASASCO 2 Inc., and Honeywell International Inc.					*
2.2	Tax Matters Agreement, dated September 12, 2018, by and between Honeywell International Inc., Garrett Motion Inc., and, solely for purposes of Section 3.02(g), 5.05 and 6.13(b), Honeywell ASASCO Inc. and Honeywell ASASCO 2 Inc.	8-K	001-38636	2.2	9/14/2018
2.3	Separation and Distribution Agreement, dated September 27, 2018, between Honeywell and Garrett	8-K	001-38636	2.1	10/1/2018
2.4	Transition Services Agreement, dated September 27, 2018, between Honeywell and Garrett Transportation I Inc.	8-K	001-28636	2.2	10/1/2018
2.5	Employee Matters Agreement, dated September 27, 2018, between Honeywell and Garrett	8-K	001-28636	2.3	10/1/2018
2.6	Intellectual Property Agreement, dated September 27, 2018, between Honeywell and Garrett	8-K	001-28636	2.4	10/1/2018
2.7	Trademark License Agreement, dated September 27, 2018, between Honeywell and Garrett	8-K	001-28636	2.5	10/1/2018
3.1	Amended and Restated Certificate of Incorporation of Garrett Motion Inc.	S-8	333-227619	4.1	10/1/2018
3.2	Amended and Restated By-laws of Garrett Motion Inc.	8-K	333-227619	4.2	10/1/2018
4.1	Indenture, dated as of September 27, 2018, between Garrett LX I S.à r.l, Garrett Borrowing LLC, the Company, the guarantors named therein, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Security Agent and Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent	8-K	001-38636	4.1	10/1/2018
4.2	Description of Capital Stock					*

10.1	Credit Agreement, dated as of September 27, 2018, by and among the Company, Garrett LX I S.à r.l., Garrett LX II S.à r.l., Garrett LX III S.à r.l., Garrett Borrowing LLC, and Honeywell Technologies Sàrl, the Lenders and Issuing Banks party hereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-38636	10.1	10/1/2018
10.2	Intercreditor Agreement, dated as of September 27, 2018, among Garrett Motion Inc., Garrett LX I S.à r.l, Garrett LX II S.à r.l, Garrett LX III S.à r.l, Honeywell Technologies Sàrl, Garrett Borrowing LLC, other debtors and grantors party thereto, JPMorgan Chase Bank, N.A., Deutsche Trust Company Limited, Deutsche Bank AG, London Branch, other lenders party thereto from time to time, Honeywell ASASCO 2 Inc., and each additional representative from time to time party thereto	8-K	001-38636	10.2	10/1/2018
10.3†	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates	S-8	333-227619	4.3	10/1/2018
10.4†	2018 Stock Plan for Non-Employee Directors of Garrett Motion Inc.	S-8	333-227619	4.4	10/1/2018
10.5†	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Stock Option Award Agreement	S-8	333-227619	4.5	10/1/2018
10.6†	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Restricted Stock Unit Agreement	S-8	333-227619	4.6	10/1/2018
10.7†	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Restricted Stock Unit Agreement (for replacement awards)	S-8	333-227619	4.7	10/1/2018
10.8†	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Performance Stock Unit Agreement	S-8	333-227619	4.8	10/1/2018
10.9†	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Performance Unit Agreement	S-8	333-227619	4.9	10/1/2018
10.10†	2018 Stock Plan for Non-Employee Directors of Garrett Motion Inc. Form of Stock Option Award Agreement	S-8	333-227619	4.10	10/1/2018
10.11†	2018 Stock Plan for Non-Employee Directors of Garrett Motion Inc. Form of Restricted Stock Unit Agreement	S-8	333-227619	4.11	10/1/2018
10.12†	Offer Letter for Olivier Rabiller, dated May 2, 2018	10-12B	001-38636	10.1	8/23/2018
10.13†	Employment Contract for Alessandro Gili, dated May 2, 2018	10-12B	001-38636	10.2	8/23/2018
10.14†	Offer Letter for Daniel Deiro, dated June 1, 2018	10-12B	001-38636	10.3	8/23/2018
10.15†	Offer Letter for Thierry Mabru, dated June 1, 2018	10-12B	001-38636	10.4	8/23/2018
10.16†	Offer Letter for Craig Balis, dated June 1, 2018	10-12B	001-38636	10.5	8/23/2018
10.17†	Agreement, dated as of September 2, 2019, between Garrett Motion Inc. and Alessandro Gili	10-Q	001-38636	10.1	11/8/2019
10.18†	Letter Agreement, dated May 31, 2018, between Honeywell Transportation Systems and Peter Bracke	10-Q	001-38636	10.2	11/8/2019
10.19†	Addendum to Employment Contract, dated as of September 3, 2019, between Garrett Motion Sàrl and Peter Bracke	10-Q	001-38636	10.3	11/8/2019
10.20†	Non-Employee Director Compensation Program					*
10.21†	Severance Pay Plan for Designated Executive Employees of Garrett Motion Inc.					*
21.1	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
23.2	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

*	Filed herewith
**	Furnished herewith
†	Management contract or compensation plan or arrangement

Item 16. Form 10- K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Garrett Motion Inc.
Date: February 27, 2020	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Olivier Rabiller	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
Olivier Rabiller

/s/ Peter Bracke	Interim Chief Financial Officer (Principal Financial Officer)	February 27, 2020
Peter Bracke

/s/ Russell James	Vice President and Corporate Controller (Principal Accounting Officer)	February 27, 2020
Russell James

/s/ Carlos M. Cardoso	Chairman of the Board and Director	February 27, 2020
Carlos M. Cardoso

/s/ Maura J. Clark	Director	February 27, 2020
Maura J. Clark

/s/ Courtney M. Enghauser	Director	February 27, 2020
Courtney M. Enghauser

/s/ Susan L. Main	Director	February 27, 2020
Susan L. Main

/s/ Carsten J. Reinhardt	Director	February 27, 2020
Carsten J. Reinhardt

/s/ Scott A. Tozier	Director	February 27, 2020
Scott A. Tozier