Form 10-Q
period 2020-03-31
Garrett Motion Inc.
filed 2020-05-11
CIK 1735707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 7, 2020, the registrant had 75,587,498 shares of common stock, $0.001 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, the anticipated impact of the novel coronavirus (“COVID-19”) pandemic on our business, results of operations and financial position, expectations regarding the growth of the turbocharger and electric vehicle markets, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, anticipated investments in our business, our business strategy, anticipated payments under our agreements with Honeywell, anticipated interest expense, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including:

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

6.	volume of products we produce and market demand for such products and prices we charge and the margins we realize from our sales of our products;
7.	loss of or a significant reduction in purchases by our largest customers, material nonpayment or nonperformance by any our key customers, and difficulty collecting receivables;
8.	inaccuracies in estimates of volumes of awarded business;
9.	work stoppages, other disruptions or the need to relocate any of our facilities;
10.	supplier dependency;
11.	failure to meet our minimum delivery requirements under our supply agreements;
12.	failure to increase productivity or successfully execute repositioning projects or manage our workforce;
13.	potential material environmental liabilities and hazards;
14.	natural disasters and physical impacts of climate change;
15.	pandemics, including without limitation the COVID-19 pandemic, and effects on our workforce and supply chain;
16.	failure to comply with any of the covenants in our credit agreement, and the fact that substantial doubt exists about our ability to continue as a going concern;
17.	technical difficulties or failures, including cybersecurity risks;
18.	the outcome of and costs associated with pending and potential material litigation matters, including our pending lawsuit against Honeywell;
19.	changes in legislation or government regulations or policies;
20.	risks related to international operations and our investment in foreign markets, including risks related to the withdrawal of the United Kingdom from the European Union (“Brexit”);

21.	risks related to our agreements with Honeywell, such as the Indemnification and Reimbursement Agreement and Tax Matters Agreement;
22.	the terms of our indebtedness and our ability to access capital markets;
23.	unforeseen adverse tax effects;
24.	costs related to operating as a standalone public company and failure to achieve benefits expected from the Spin-Off;
25.	inability to recruit and retain qualified personnel; and
26.

the other factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our other filings with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GARRETT MOTION INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in millions, except per share amounts)
Net sales (Note 3)	$745	$835
Cost of goods sold	603	639
Gross profit	$142	$196
Selling, general and administrative expenses	61	60
Other expense, net (Note 5)	16	19
Interest expense	16	16
Non-operating (income) expense	(4)	4
Income before taxes	$53	$97
Tax expense (Note 6)	1	24
Net income	$52	$73

Earnings per common share
Basic	$0.69	$0.98
Diluted	$0.68	$0.97

Weighted average common shares outstanding
Basic	75,040,932	74,229,627
Diluted	76,261,545	75,379,228

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Net income	$52	$73
Foreign exchange translation adjustment	39	59
Defined benefit pension plan adjustment, net of tax (Note 18)	—	1
Changes in fair value of effective cash flow hedges, net of tax (Note 14)	—	3
Total other comprehensive income, net of tax	$39	$63
Comprehensive income	$91	$136

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

	March 31, 2020	December 31, 2019
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$254	$187
Accounts, notes and other receivables – net (Note 7)	629	707
Inventories – net (Note 9)	225	220
Other current assets	80	85
Total current assets	1,188	1,199
Investments and long-term receivables	34	36
Property, plant and equipment – net	457	471
Goodwill	193	193
Deferred income taxes	277	268
Other assets (Note 10)	105	108
Total assets	$2,254	$2,275
LIABILITIES
Current liabilities:
Accounts payable	$935	$1,009
Borrowings under revolving credit facility	66	—
Current maturities of long-term debt	4	4
Obligations payable to Honeywell, current (Note 17)	68	69
Accrued liabilities (Note 11)	303	310
Total current liabilities	1,376	1,392
Long-term debt	1,389	1,409
Deferred income taxes	37	51
Obligations payable to Honeywell (Note 17)	1,236	1,282
Other liabilities (Note 12)	262	274
Total liabilities	$4,300	$4,408
COMMITMENTS AND CONTINGENCIES (Note 17)
EQUITY (DEFICIT)
Common stock, par value $0.001; 400,000,000 shares authorized, 75,939,795 and 74,911,139 issued and 75,571,651 and 74,826,329 outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	20	19
Retained earnings	(2,235)	(2,282)
Accumulated other comprehensive income (Note 15)	169	130
Total stockholders' deficit	(2,046)	(2,133)
Total liabilities and stockholders' deficit	$2,254	$2,275

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Cash flows from operating activities:
Net income	$52	$73
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Deferred income taxes	(15)	3
Depreciation	19	19
Amortization of deferred issuance costs	2	2
Foreign exchange (gain) loss	12	7
Stock compensation expense	2	5
Pension expense	—	1
Other	8	4
Changes in assets and liabilities:
Accounts, notes and other receivables	58	(43)
Receivables from related parties	—	—
Inventories	(14)	(14)
Other assets	(10)	13
Accounts payable	(29)	(24)
Payables to related parties	—	—
Accrued liabilities	1	12
Obligations payable to Honeywell	(21)	(21)
Asbestos related liabilities	—	—
Other liabilities	(8)	(1)
Net cash provided by operating activities	$57	$36
Cash flows from investing activities:
Expenditures for property, plant and equipment	(39)	(21)
Increase in marketable securities	—	—
Decrease in marketable securities	—	—
Other	—	1
Net cash used for investing activities	$(39)	$(20)
Cash flows from financing activities:
Net increase (decrease) in Invested deficit	—	—
Proceeds from revolving credit facility	621	140
Payments of revolving credit facility	(555)	(140)
Payments of long-term debt	(1)	(6)
Payments related to related party notes payable	—	—
Net change related to cash pooling and short-term notes	—	—
Other	(3)	1
Net cash provided by (used for) financing activities	62	(5)
Effect of foreign exchange rate changes on cash and cash equivalents	(13)	—
Net increase in cash and cash equivalents	67	11
Cash and cash equivalents at beginning of period	187	196
Cash and cash equivalents at end of period	$254	$207

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)

(Unaudited)

(in millions)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Invested	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Deficit	Income/(Loss)	Deficit
	(in millions)
Balance at December 31, 2018	74	—	5	(2,595)	—	73	(2,517)
Net income	—	—	—	73	—	—	73
Other comprehensive income, net of tax	—	—	—	—	—	63	63
Stock-based compensation	1	—	5	—	—	—	5
Balance at March 31, 2019	75	—	10	(2,522)	—	136	(2,376)
Balance at December 31, 2019	75	—	19	(2,282)	—	130	(2,133)
Net income	—	—	—	52	—	—	52
Other comprehensive income, net of tax	—	—	—	—	—	39	39
Stock-based compensation	—	—	2	—	—	—	2
Tax withholding related to vesting of restricted stock units and other	—	—	(1)	—	—	—	(1)
Adoption impact of ASU 2016-13, Financial Instruments—Credit Losses	—	—	—	(5)	—	—	(5)
Balance at March 31, 2020	75	—	20	(2,235)	—	169	(2,046)

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Dollars in millions, except per share amounts)

Note 1. Background and Basis of Presentation

Background

Garrett Motion Inc. (the “Company” or “Garrett”) designs, manufactures and sells highly engineered turbocharger and electric-boosting technologies for light and commercial vehicle original equipment manufacturers (“OEMs”) and the global vehicle independent aftermarket, as well as automotive software solutions. These OEMs in turn ship to consumers globally. We are a global technology leader with significant expertise in delivering products across gasoline, diesel, natural gas and electric (hybrid and fuel cell) powertrains. These products are key enablers for fuel economy and emission standards compliance.

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

COVID-19

In December 2019, a strain of novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread across the world, including throughout Asia, the United States and Europe. Our business operations have been materially disrupted and our revenues have decreased significantly as a result of the COVID-19 pandemic and related response measures, and we expect our financial performance in the quarter ending June 30, 2020, and in future fiscal quarters, to be materially negatively affected by the pandemic and its impact on the global automotive industry.

Our Credit Agreement by and among us, certain of our subsidiaries, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”), contains financial covenants, including a consolidated total leverage ratio covenant and a consolidated interest coverage ratio covenant. We were in compliance with our financial covenants as of March 31, 2020. However, as a result of the impacts of the COVID-19 pandemic, we expect to be unable to continue to comply with the consolidated total leverage ratio covenant as early as June 30, 2020. If we fail to comply with our consolidated total leverage ratio covenant, an event of default under the Credit Agreement would be triggered and our obligations under the Credit Agreement or other agreements (including as a result of cross-default provisions) may be accelerated.

Our management has concluded that the foregoing conditions and events raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern within one year after the issuance of the financial statements.

Our management is in the process of negotiating with our lenders to obtain an amendment to or a waiver from the consolidated total leverage ratio covenant in our Credit Agreement. However, there can be no assurance that we will be successful in obtaining an amendment or waiver.

Basis of Presentation

The Consolidated Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All amounts presented are in millions, except per share amounts.

Asbestos-related expenses, net of probable insurance recoveries, are presented within Other expense, net in the Consolidated Interim Statement of Operations. Honeywell is subject to certain asbestos-related and environmental-related liabilities, primarily related to its legacy Bendix business. In conjunction with the Spin-Off, certain operations that were part of the Bendix business, along with the ownership of the Bendix trademark, as well as certain operations that were part of other legacy elements of the Business, were transferred to us. The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement with Honeywell entered into on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. We are currently engaged in litigation against Honeywell in connection with the Indemnification and Reimbursement Agreement. For additional information, see Note 17, Commitments and Contingencies

The Consolidated Interim Financial Statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The Consolidated Interim Financial Statements should be read in conjunction with the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K, as filed with the SEC on February 27, 2020 (our “2018 Form 10-K”). The results of operations and cash flows for the three months ended March 31, 2020 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention: the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. For differences in actual closing dates that are material to year-over-year comparisons of quarterly or year-to-date results, such differences have been adjusted for the three months ended March 31, 2020. Our actual closing dates for the three months ended March 31, 2020 and 2019 were March 28, 2020 and March 30, 2019, respectively.

Note 2. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 2 to the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). We include herein certain updates to those policies.

Trade Receivables and Allowance for Doubtful Accounts—Trade accounts receivable are recorded at the invoiced amount as a result of transactions with customers. Garrett maintains allowances for doubtful accounts for estimated losses as a result of a customer’s inability to make required payments. As of January 1, 2020, Garrett adopted ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance requires an entity to recognize as an allowance its estimate of lifetime expected credit losses rather than incurred losses. The guidance is also applicable to contract assets such as unbilled receivables. Consistent with the new guidance, Garrett estimates losses from doubtful accounts expected over the contractual life of the receivables based on days past due as measured from the contractual due date and collection history. Garrett also takes into consideration changes in economic conditions that may not be reflected in historical trends (for example, customers in bankruptcy, liquidation or reorganization). Receivables are written-off against the allowance for doubtful accounts when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account, including time intervals since last collection, customer performance against agreed upon payment plans, solvency of customer and any bankruptcy proceedings.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which amends certain disclosure requirements related to fair value measures. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Effective January 1, 2020, the Company adopted the new guidance. The adoption did not have an impact on our Consolidated Interim Balance Sheets, Consolidated Interim Statements of Operations and related Notes to the Consolidated Interim Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Early adoption is permitted. Adoption of the new standard resulted in an increase in the allowance for doubtful accounts of $5 million which was recognized as a cumulative-effect adjustment to opening retained earnings as of January 1, 2020.

Recently Issued Accounting Pronouncements

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact on our hedging relationships, other transactions, and disclosures.

Note 3. Revenue Recognition and Contracts with Customers

Disaggregated Revenue

Net sales by region (determined based on country of shipment) and channel are as follows:

	Three months ended March 31, 2020
	OEM	Aftermarket	Other	Total
United States	$92	$40	$—	$132
Europe	394	30	9	433
Asia	159	8	6	173
Other International	3	4	—	7
	$648	$82	$15	$745

	Three months ended March 31, 2019
	OEM	Aftermarket	Other	Total
United States	$83	$45	$1	$129
Europe	429	37	12	478
Asia	199	13	7	219
Other International	4	5	—	9
	$715	$100	$20	$835

Contract Balances

The following table summarizes our contract assets and liabilities balances:

2020
Contract assets—January 1	$6
Contract assets—March 31	33
Change in contract assets—Increase/(Decrease)	$27
Contract liabilities—January 1	$(3)
Contract liabilities—March 31	(4)
Change in contract liabilities—(Increase)/Decrease	$(1)

Note 4. Research, Development & Engineering

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

	Three Months Ended March 31,
	2020	2019
Research and development costs	$28	$32
Engineering-related expenses	4	3
	$32	$35

Note 5. Other Expense, Net

	Three Months Ended March 31,
	2020	2019
Indemnification related — post Spin-Off	$15	$19
Indemnification related — litigation	1	—
	$16	$19

Note 6. Income Taxes

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Tax expense	$1	$24
Effective tax rate	1.9%	25.0%

For the period ended March 31, 2020 the Company computed its effective tax rate using actual year to date information rather than a full year forecast to compute an annual effective tax rate.  Based on current forecasts which take into account a range of potential impacts from COVID-19, the Company’s effective tax rate is expected to be highly sensitive to changes in pre-tax book income because of non-deductible asbestos related expenses which have no correlation to earnings. Accordingly, the Company concluded that computing its effective tax rate using year to date actual results is its best estimate of tax expense for the period ended March 31, 2020.

The effective tax rate decreased for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, primarily due to a reduction in withholding taxes and true ups from local statutory filings, partially offset by permanent tax differences that are not impacted proportionately with lower pre-tax book income as compared to the three months ended March 31, 2019.

The effective tax rate for the three months ended March 31, 2020 was lower than the U.S. federal statutory rate of 21% primarily due to a reduction in withholding taxes, true ups from local statutory filings and lower pre-tax book income.

The effective tax rate for the three months ended March 31, 2019 was higher than the U.S. federal statutory rate of 21% primarily due to non-deductible asbestos related expenses, withholding taxes on current year earnings and tax reserves, partially offset by non-U.S. earnings taxed at lower rates.

The effective tax rate can vary from quarter to quarter due to changes in the Company’s global mix of earnings, impacts of Covid-19, the resolution of income tax audits, changes in tax laws (including updated guidance on U.S. tax reform), deductions related to employee share-based payments, internal restructurings and pension mark-to-market adjustments.

In connection with the global outbreak of COVID-19, many countries have enacted legislation to provide various forms of emergency economic relief, including the CARES Act in the United States, that may provide financial benefits to the Company.  At this time, we do not expect such benefits to have a material impact to the Company.

Note 7. Accounts, Notes and Other Receivables—Net

	March 31, 2020	December 31, 2019
Trade receivables	$489	$574
Notes receivables	77	68
Other receivables	72	69
	$638	$711
Less—Allowance for doubtful accounts	(9)	(4)
	$629	$707

Trade Receivables include $33 million and $4 million of unbilled balances as of March 31, 2020 and December 31, 2019, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. Unbilled receivables include $33 million and $6 million of contract assets as of March 31, 2020 and December 31, 2019, respectively. See Note 3, Revenue Recognition and Contracts with Customers.

Note 8. Factoring and Notes Receivable

The Company entered into arrangements with financial institutions to sell eligible trade receivables. During the periods ended March 31, 2020 and December 31, 2019, the Company sold $102 and $27 million of eligible receivables, respectively, without recourse, and accounted for these arrangements as true sales.

The Company also received guaranteed bank notes without recourse, in settlement of accounts receivables, primarily in the Asia Pacific region. The Company can hold the bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash. During the periods ended March 31, 2020 and December 31, 2019, the Company sold $26 and $105 million of bank notes, respectively, without recourse, and accounted for these as true sales.

Note 9. Inventories—Net

	March 31, 2020	December 31, 2019
Raw materials	$145	$142
Work in process	19	18
Finished products	85	85
	$249	$245
Less—Reserves	(24)	(25)
	$225	$220

Note 10. Other Assets

	March 31,	December 31,
	2020	2019
Advanced discounts to customers, non-current	$61	$62
Operating right-of-use assets (Note 13)	32	35
Undesignated cross-currency swap at fair value	6	—
Other	6	11
	$105	$108

Note 11. Accrued Liabilities

	March 31, 2020	December 31, 2019
Customer pricing reserve	$90	$90
Compensation, benefit and other employee related	56	64
Repositioning	7	4
Product warranties and performance guarantees	27	29
Taxes	25	33
Advanced discounts from suppliers, current	19	19
Customer advances and deferred income(a)	13	12
Accrued interest	11	5
Short-term lease liability (Note 13)	7	8
Other (primarily operating expenses)	48	46
	$303	$310

(a)

Customer advances and deferred income include $4 million and $3 million of contract liabilities as of March 31, 2020 and December 31, 2019, respectively. See Note 3 Revenue Recognition and Contracts with Customers.

The Company accrued repositioning costs related to right-sizing its organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold in our Consolidated Interim Statements of Operations.

	Severance Costs	Exit Costs	Total
Balance at December 31, 2018	$13	$2	$15
Charges	1	—	1
Usage—cash	(2)	(2)	(4)
Adjustments and reclassifications	(6)	1	(5)
Foreign currency translation	—	—	—
Balance at March 31, 2019	$6	$1	$7

	Severance Costs	Exit Costs	Total
Balance at December 31, 2019	$3	$1	$4
Charges	5	—	5
Usage—cash	(2)	—	(2)
Adjustments and reclassifications	—	—	—
Foreign currency translation	—	—	—
Balance at March 31, 2020	$6	$1	$7

Note 12. Other Liabilities

	March 31, 2020	December 31, 2019
Pension and other employee related	$91	$94
Advanced discounts from suppliers	40	46
Uncertain tax positions	80	79
Long-term lease liability (Note 13)	25	28
Other	26	27
	$262	$274

Note 13. Leases

We have operating leases for real estate and machinery and equipment. Our leases have remaining lease terms of up to 11 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.

The components of lease expense are as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	$3	$3

Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$2	$3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$5

Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2020	December 31, 2019
Other assets	$32	$35
Accrued liabilities	7	8
Other liabilities	25	28

	March 31, 2020	December 31, 2019
Weighted-average lease term	6.26	6.30
Weighted-average discount rate	6.33	6.36

Maturities of operating lease liabilities were as follows:

March 31, 2020
2020	$7
2021	7
2022	6
2023	5
2024	4
Thereafter	11
Total lease payments	40
Less imputed interest	(7)
$33

Note 14. Financial Instruments and Fair Value Measures

Our credit, market and foreign currency risk management policies are described in Note 18, Financial Instruments and Fair Value Measures, of the notes to the audited annual Consolidated Financial Statements for the year ended December 31, 2019 included in our 2019 Form 10-K. At March 31, 2020 and December 31, 2019, we had contracts with aggregate gross notional amounts of

$2,212 million and $1,820 million, respectively, to limit interest rate risk and to exchange foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar and Korean Won.

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

			Fair Value
	Notional Amounts		Assets			Liabilities
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019		March 31, 2020	December 31, 2019
Designated forward currency exchange contracts	$329	$392	$7	$5	(a)	$2	$1	(b)
Undesignated instruments:
Undesignated cross-currency swap	419	420	7	—	(c)	—	1	(d)
Undesignated interest rate swap	550	561	—	—		1	1	(d)
Undesignated forward currency exchange contracts	914	447	8	2	(a)	14	3	(b)
	$2,212	$1,820	$22	$7		$17	$6

(a)	Recorded within Other current assets in the Company’s Consolidated Interim Balance Sheets
(b)	Recorded within Accrued liabilities in the Company’s Consolidated Interim Balance Sheets
(c)	Recorded within Other assets in the Company’s Consolidated Interim Balance Sheets
(d)	Recorded within Other liabilities in the Company´s Consolidated Interim Balance Sheets

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

The carrying value of Cash and cash equivalents, Account receivables, Notes and Other receivables, and Account payables contained in the Consolidated Balance Sheets approximates fair value.

The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2020
	Carrying Value	Fair Value
Long-term debt and related current maturities	$1,393	$1,162

The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered Level 2.

Note 15. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$86	$—	$(13)	$73
Other comprehensive income (loss) before reclassifications	59	3	—	62
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	1
Net current period other comprehensive income (loss)	59	3	1	63
Balance at March 31, 2019	$145	$3	$(12)	$136

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$153	$4	$(27)	$130
Other comprehensive income (loss) before reclassifications	39	—	—	39
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	39			39
Balance at March 31, 2020	$192	$4	$(27)	$169

Note 16. Earnings Per Share

The details of the earnings per share calculations for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Basic
Net Income	$52	$73
Weighted average common shares outstanding	75,040,932	74,229,627
EPS – Basic	$0.69	$0.98

	Three Months Ended March 31,
	2020	2019
Diluted
Net Income	$52	$73
Weighted average common shares outstanding – Basic	75,040,932	74,229,627
Dilutive effect of unvested RSUs and other contingently issuable shares	1,220,613	1,149,601
Weighted average common shares outstanding – Diluted	76,261,545	75,379,228
EPS – Diluted	$0.68	$0.97

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended March 31, 2020, the weighted number of stock options excluded from the computations was 441,966. These stock options were outstanding at March 31, 2020.

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

In connection with the Spin-Off, we entered into an Indemnification and Reimbursement Agreement with Honeywell on September 12, 2018. As of the Spin-Off date of October 1, 2018, we are obligated to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of this Indemnification and Reimbursement Agreement, we are responsible for paying to Honeywell such amounts, up to a cap of an amount equal to the Euro-to-U.S. dollar exchange rate determined by Honeywell as of a date within two business days prior to the date of the Distribution (1.16977 USD = 1 EUR) equivalent of $175 million in respect of such liabilities arising in any given calendar year. The payments that we are required to make to Honeywell pursuant to the terms of this agreement will not be deductible for U.S. federal income tax purposes. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the first quarter of 2020, we paid Honeywell the Euro-equivalent of $35 million in connection with the Indemnification and Reimbursement Agreement. Garrett has made all payments under the Indemnification and Reimbursement Agreement under protest, as described below.

On December 2, 2019, the Company and its subsidiary, Garrett ASASCO Inc., filed a Summons with Notice in the Commercial Division of the Supreme Court of the State of New York, County of New York (the “NY Supreme Court”) commencing an action (the “Action”) against Honeywell, certain of Honeywell’s subsidiaries and certain of Honeywell’s employees for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 15, 2020, the Company and Garrett ASASCO Inc., filed a Complaint in the NY Supreme Court in connection with the Action. The lawsuit arises from the Indemnification and Reimbursement Agreement. The Company is seeking declaratory relief; compensatory damages in an amount to be determined at trial; rescission of the Indemnification and Reimbursement Agreement; attorneys’ fees and costs and such other and further relief as the Court may deem just and proper. There can be no assurance as to the time and resources that will be required to pursue these claims or the ultimate outcome of the lawsuit. Among other claims, Garrett asserts that Honeywell is not entitled to indemnification because it improperly seeks indemnification for amounts attributable to punitive damages and intentional misconduct, and because it has failed to establish other prerequisites for indemnification under New York law. Specifically, the claim asserts that Honeywell has failed to establish its right to indemnity for each and every asbestos settlement of the thousands for which it seeks indemnification. The Action seeks to establish that the Indemnification and Reimbursement Agreement is not enforceable, in whole or in part. On March 5, 2020, Honeywell filed a “Notice of Motion to Dismiss Garrett’s Complaint.”  Garrett does not believe Honeywell’s motion has merit, and Garrett plans to respond. Given the New York Supreme Court’s limited operations during the Covid-19 crisis, the timing of any decision is unknown.

On September 12, 2018, we also entered into a Tax Matters Agreement with Honeywell (the “Tax Matters Agreement”), which governs the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests). The Tax Matters Agreement generally provides that, following the Spin-Off date of October 1, 2018, we are responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, value-added and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. Among other items, as a result of the mandatory transition tax imposed by the Tax Cuts and Jobs Act, one of our subsidiaries is required to make payments to a subsidiary of Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. We estimate that our total aggregate payments to Honeywell with respect to the mandatory transition tax will be $240 million with $190 million in payments remaining as of March 31, 2020. Under the terms of the Tax Matters Agreement, we are required to pay this amount in Euros, without interest, in five annual installments, each equal to 8% of the aggregate amount, followed by three additional annual installments equal to 15%, 20% and 25% of the aggregate amount, respectively. Following the Spin-Off in October 2018, we paid our first annual installment in that month. Subsequently, our annual installments are paid in April of each year. The annual installment due on April 1, 2020 has been deferred to May 31, 2020 in agreement with Honeywell.

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

The following table summarizes our Obligation payable to Honeywell related to these agreements:

	Three Months Ended March 31, 2020
	Asbestos and environmental	Tax Matters	Total
Beginning of year	$1,090	$261	$1,351
Accrual for update to estimated liability	—	—	—
Legal fees expensed	15	—	15
Payments to Honeywell	(35)	—	(35)
Currency translation adjustment	(23)	(4)	(27)
End of period	$1,047	$257	$1,304

Current	50	18	68
Non-current	997	239	1,236
Total	$1,047	$257	$1,304

Asbestos Matters

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

The following tables present information regarding Bendix related asbestos claims activity:

	Three Months Ended March 31,	Year Ended December 31,
Claims Activity	2020	2019
Claims Unresolved at the beginning of the year	6,480	6,209
Claims Filed	509	2,659
Claims Resolved	(708)	(2,388)
Claims Unresolved at the end of the period	6,281	6,480

	Three Months Ended March 31,	Years Ended December 31,
Disease Distribution of Unresolved Claims	2020	2019
Mesothelioma and Other Cancer Claims	3,221	3,399
Nonmalignant Claims	3,060	3,081
Total Claims	6,281	6,480

Honeywell has experienced average resolutions per claim excluding legal costs as follows:

	Years Ended December 31,
	2019	2018	2017	2016
	(in whole dollars)
Malignant claims	$50,200	$55,300	$56,000	$44,000
Nonmalignant claims	$3,900	$4,700	$2,800	$4,485

It is not possible to predict whether resolution values for Bendix-related asbestos claims will increase, decrease or stabilize in the future.

Other Matters

We are subject to other lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurrence and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. To date, no such matters are material to the Consolidated Interim Statements of Operations.

Note 18. Pension Benefits

We sponsor several funded U.S. and non-U.S. defined benefit pension plans. Significant plans outside of the U.S. are in Switzerland and Ireland. Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2020. We expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2020.  No contributions have been made through the first three months of the year.

Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended
	U.S. Plans March 31,		Non-U.S. Plans March 31,
	2020	2019	2020	2019
Service cost	—	—	2	$1
Interest cost	1	1	0	1
Expected return on plan assets	(3)	(1)	(1)	(1)
Amortization of prior service (credit)	—	—	—	—
	(2)	—	1	$1

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

The following table summarizes the consolidated assets and liabilities of Garrett China:

	March 31,	December 31,
	2020	2019
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$46	$141
Accounts, notes and other receivables—net	215	254
Inventories—net	28	27
Other current assets	1	1
Total current assets	290	423
Property, plant and equipment—net	81	82
Deferred income taxes	26	26
Other assets	1	1
Total assets	$398	$532
LIABILITIES
Current liabilities:
Accounts payable	$298	$326
Accrued liabilities	73	80
Total current liabilities	371	406
Other liabilities	9	10
Total liabilities	$380	$416

Net sales from Garrett China were $95 million and $116 million for the three months ended March 31, 2020 and 2019, respectively. Related expenses primarily consisted of Costs of Goods Sold of $68 million and $79 million, Selling, general and administrative expenses of $4 million and $3 million and Tax expense of $4 million and $7 million for the three months ended March 31, 2020 and 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with our Consolidated Interim Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2019, included in our Form 10-K, as filed with the Securities and Exchange Commission on February 27, 2020 (our “2019 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our 2019 Form 10-K, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

The following, Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the three months ended March 31, 2020. Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” refer to (i) Honeywell’s Transportation Systems Business (the “Transportation Systems Business” or the “Business”) prior to our spin-off from Honeywell International Inc. (the “Spin-Off”) and (ii) Garrett Motion Inc. and its subsidiaries following the Spin-Off, as applicable.

Overview and Business Trends

Garrett designs, manufactures and sells highly engineered turbocharger and electric-boosting technologies for light and commercial vehicle original equipment manufacturers (“OEMs”) and the global vehicle independent aftermarket as well as automotive software solutions. These OEMs in turn ship to consumers globally. We are a global technology leader with significant expertise in delivering products across gasoline, diesel, natural gas and electric (hybrid and fuel cell) powertrains. These products are key enablers for fuel economy and emission standards compliance.

Market penetration of vehicles with a turbocharger is expected to increase from approximately 49% in 2019 to approximately 55% by 2023, according to IHS Markit (“IHS”), which we believe will allow our business to grow at a faster rate than overall automobile production. The turbocharger market volume growth will be particularly strong in China and other high-growth regions in the same period.

Turbo penetration should continue to grow over the next years as turbos remain one of the most cost-efficient levers to improve the fuel efficiency of conventional Gasoline and Diesel vehicles as well as hybrid and fuel-cell vehicles. Growth will be focused especially on high-growth regions in Asia, where rising income levels continue to drive long-term automotive and vehicle content demand. These factors do not isolate the turbo industry from fluctuations in global vehicle production volumes, but mitigate the impact of macroeconomic cycles, or the shift from light vehicle Diesel to light vehicle Gasoline engines – hence enabling Garrett and other turbo makers to outgrow the overall automotive industry.

Impact of COVID-19 Pandemic

The ongoing global COVID-19 pandemic has created unparalleled challenges for the auto industry in the short-term. In the three months ended March 31, 2019, our manufacturing facility in Wuhan, China was shut down for six weeks in February and March 2020 and we saw diminished production in our Shanghai, China facility for that same time period, which adversely impacted our net sales for the period. While our facilities in China have re-opened, certain of our manufacturing facilities in other geographies have been shut down or continue to operate at reduced capacity, which we expect to continue for the majority of the three months ending June 30, 2020 and possibly longer. This could significantly reduce our production volumes and have a material adverse impact on our business, results of operations and financial condition.

The 2020 auto industry outlook remains highly uncertain, with analyst forecasts ranging from a strong drop that is limited in time to an industry downturn that would parallel or exceed the financial crisis in 2008 and 2009. The vehicle production drop is expected to impact all verticals. Europe and the U.S. are expected to be the most impacted, while China is already on a recovery path. As a result, we do expect a contraction of turbocharger industry revenue in 2020. In this situation, the health and safety of our employees, customers, and suppliers is our top priority. In parallel, we are continuously updating various scenarios for vehicle demand and OEM production volumes through 2020 and 2021. Each scenario is backed with contingency plans that we believe will allow us to react swiftly to changes in customer demand while protecting Garrett’s long-term growth potential. In addition, we have implemented cost control measures and cash management actions, including:

•	Postponing capital expenditures that do not impact near-term programs
•	Optimizing working capital requirements

•	Lowering discretionary spending
•	Temporarily reducing pay for the leadership team and all executive officers by 20%
•	Flexing the organizational cost by implementing short-term working schemes
•	Reducing temporary workforce and contract service workers; and
•	Restricting external hiring.

The following charts show our percentage of revenues by geographic region and product line for the three months ended March 31, 2020 and the percentage change from the prior year comparable period.

By Geography

Q1 2020 by Product Line

•	We are a global business that generated revenues of approximately $0.7 billion for the three months ended March 31, 2020.
•

Light vehicle products (which includes Diesel and Gas products, including products for passenger cars, SUVs, light trucks, and other products) accounted for approximately 68% of our revenues for the three months ended March 31, 2020. Commercial vehicle products (products for on-highway trucks and off-highway trucks, construction, agriculture and power-generation machines) accounted for 19% of our revenues for the three months ended March 31, 2020.

•	Our OEM sales contributed approximately 87% of our revenues while our aftermarket and other products contributed 13% of our revenues for the three months ended March 31, 2020.
•

Approximately 58% of our revenues came from sales to customers located in Europe, 23% from sales to customers located in Asia, 18% from sales to customers in North America, and 1% from sales to customers in other international markets for the three months ended March 31, 2020.

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

Basis of Presentation

The Consolidated Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All amounts presented are in millions, except per share amounts.

Liabilities under the Indemnification and Reimbursement Agreement

The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement (the “Indemnification and Reimbursement Agreement”) with Honeywell entered into on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Indemnification and Reimbursement Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the first quarter of 2020, we paid Honeywell the Euro-equivalent of $35 million in connection with the Indemnification and Reimbursement Agreement. Garrett has made all payments under the Indemnification and Reimbursement Agreement under protest, as described below.

On December 2, 2019, the Company and its subsidiary, Garrett ASASCO Inc., filed a Summons with Notice in the Commercial Division of the Supreme Court of the State of New York, County of New York (the “NY Supreme Court”) commencing an action (the “Action”) against Honeywell, certain of Honeywell’s subsidiaries and certain of Honeywell’s employees for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 15, 2020, the Company and Garrett ASASCO Inc., filed a Complaint in the NY Supreme Court in connection with the Action. The lawsuit arises from the Indemnification and Reimbursement Agreement. The Company is seeking declaratory relief; compensatory damages in an amount to be determined at trial; rescission of the Indemnification and Reimbursement Agreement; attorneys’ fees and costs and such other and further relief as the Court may deem just and proper. There can be no assurance as to the time and resources that will be required to pursue these claims or the ultimate outcome of the lawsuit. Among other claims, Garrett asserts that Honeywell is not entitled to indemnification because it improperly seeks indemnification for amounts attributable to punitive damages and intentional misconduct, and because it has failed to establish other prerequisites for indemnification under New York law. Specifically, the claim asserts that Honeywell has failed to establish its right to indemnity for each and every asbestos settlement of the thousands for which it seeks indemnification. The Action seeks to establish that the Indemnification and Reimbursement Agreement is not enforceable, in whole or in part. On March 5, 2020, Honeywell filed a “Notice of Motion to Dismiss Garrett’s Complaint.”  Garrett does not believe Honeywell’s motion has merit, and Garrett plans to respond. Given the New York Supreme Court’s limited operations during the Covid-19 crisis, the timing of any decision is unknown.

Results of Operations for the three months ended March 31, 2020 compared with the three months ended March 31, 2019

Net Sales

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Net sales	$745	$835
% change compared with prior period	(10.8)%

The change in net sales compared to prior year period is attributable to the following:

For the Three Months Ended March 31, 2020
Volume	(8.2)%
Price	(0.4)%
Foreign Currency Translation	(2.2)%
(10.8)%

Our net sales decreased for the three months ended March 31, 2020 compared to the prior year period by $90 million or 10.8% (including a negative impact of 2.2% due to foreign currency translation). The decrease in sales was primarily driven by light vehicles OEM products decline of $36 million, commercial vehicles OEM products decline of $31 million, aftermarket products decline of $18 million and other products decline of $5 million.

Our light vehicles OEM product decline was primarily driven by lower diesel volumes in Europe and Asia, partially offset by higher gasoline volumes as a result of increased turbocharger penetration in gasoline engines and new product launches mainly in Europe and North America. The decrease in net sales for commercial vehicles was mainly driven by lower volumes in Europe and Asia. The decrease in aftermarket product sales was primarily driven by volume decreases in Europe and North America. The decrease in other net sales was primarily driven by a decrease in prototype volumes.

Due to the COVID-19 pandemic, our manufacturing facility in Wuhan, China was shut down for six weeks in February and March 2020 and we saw diminished production in our Shanghai, China facility for that same time period, which were the primary drivers of the decrease in sales in the Asia region during the three months ended March 31, 2020. While our facilities in China have re-opened, certain of our manufacturing facilities in other geographies have been shut down or continue to operate at reduced capacity, which we expect to continue for the majority of the three months ending June 30, 2020. This could significantly reduce our production volumes and have a material adverse impact on our business, results of operations and financial condition.

Cost of Goods Sold

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Cost of goods sold	$603	$639
% change compared with prior period	(5.6)%
Gross profit percentage	19.1%	23.5%

Costs of goods sold decreased in the three months ended March 31, 2020 compared to the prior year period by $36 million or 5.6 percentage points primarily due to a decrease in direct material costs of $35 million, driven by decreased volumes.

Gross profit percentage decreased primarily due to unfavorable impacts from mix and price (3.1 percentage points), the unfavorable impacts from inflation (0.8 percentage points), higher costs from premium freight and other plant related costs (1.4 percentage points), and the unfavorable impact from repositioning costs (0.6 percentage points), partially offset by the favorable impact of productivity (1.4 percentage points) and the favorable impact of foreign exchange rates (0.1 percentage points).

Selling, General and Administrative Expenses

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Selling, general and administrative expense	$61	$60
% of sales	8.2%	7.2%

Selling, general and administrative expenses increased in the three months ended March 31, 2020 compared to the prior year period by $1 million, leading to an increase as a percentage of sales.

Other Expense, Net

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Other expense, net	$16	$19
% of sales	2.1%	2.3%

Other expense, net decreased in the three months ended March 31, 2020 compared to the prior year period by $3 million. The decrease was attributable to the decrease in legal fees incurred in connection with the Indemnification and Reimbursement Agreement.

Interest Expense

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Interest expense	$16	$16

Interest expense for the three months ended March 31, 2020 was $16 million, flat to the prior year period and is related primarily to our long-term debt.

Non-operating expense (income)

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Non-operating (income) expense	$(4)	$4

Non-operating (income) expense for the three months ended March 31, 2020 increased to an income of $4 million from an expense of $4 million in the prior year period, primarily due to impacts from changes in foreign exchange rates, net of hedging.

Tax Expense

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Tax expense	$1	$24
Effective tax rate	1.9%	25.0%

See Note 6, Income Taxes of the Notes to the Consolidated Interim Financial Statements for a discussion of the change in effective tax rates for the three months ended March 31, 2020 versus the prior year period.

Net Income

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Net Income	$52	$73

As a result of the factors described above, net income was $52 million for the three months ended March 31, 2020 as compared to net income of $73 million for the three months ended March 31, 2019.

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

EBITDA and Adjusted EBITDA(1)(2)

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Net income — GAAP	$52	$73
Net interest (income) expense	15	15
Tax expense	1	24
Depreciation	19	19
EBITDA (Non-GAAP)	$87	$131
Other expense, net (which consists of indemnification, asbestos and environmental expenses)(3)	16	19
Non-operating (income) expense (2)(4)	(2)	1
Stock compensation expense(5)	2	5
Repositioning charges(6)	5	1
Foreign exchange (gain) loss on debt, net of related hedging (gain) loss	—	—
Spin-Off costs(7)(8)	—	2
Adjusted EBITDA (Non-GAAP)	$108	$159

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

(3)

The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Indemnification and Reimbursement Agreement with Honeywell entered into on September 12, 2018, under which we are required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. See Note 17, Commitments and Contingencies of Notes to the Consolidated Interim Financial Statements.

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

(7)

During the fourth quarter of 2019 additional spin-off costs related to the first three quarters of 2019 were identified and included within the adjustment for the three and twelve months end December 31, 2019 as presented in our 2019 Form 10K.  As a result, the three months ended March 31, 2019 were recast to include these additional costs.

(8)	Spin-Off costs primarily include costs incurred for the set-up of the IT, Legal, Finance, Communications and Human Resources functions after the Spin-Off from Honeywell on October 1, 2018.

Adjusted EBITDA (Non-GAAP) decreased by $51 million for the three months ended March 31, 2020 compared to the prior year period. The decrease was primarily due to unfavorable impacts of sales volume ($29 million), unfavorable impact of productivity net of mix ($22 million), unfavorable impacts of inflation ($5 million), unfavorable impact from price ($3 million) and unfavorable impact of selling, general and administrative expenses ($1 million), partially offset by favorable impact of lower research and development expenses ($4 million) and foreign exchange including prior year´s hedge losses ($5 million).

Cash flow from operations less Expenditures for property, plant and equipment(1)

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Net cash provided by operating activities — GAAP	57	36
Expenditures for property, plant and equipment	(39)	(21)
Cash flow from operations less Expenditures for property, plant and equipment (Non-GAAP)	$18	$15

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

Cash flow from operations less Expenditures for property, plant and equipment (non-GAAP) increased by $3 million for the three months ended March 31, 2020 versus the prior year period, primarily due to an increase of cash from operations of $21 million driven by a favorable impact from working capital of $96 million, partially offset by a decrease of $12 million of value-added tax (“VAT”) collections, an unfavorable impact of $24 million in customer settlements primarily relating to warranty, pricing and customer funding and a decrease in net income, net of deferred taxes of $39 million. Additionally, Expenditures for property, plant and equipment expenses increased by $18 million.

Liquidity and Capital Resources

We expect that our cash requirements in 2020 will primarily be to fund operating activities, working capital, and capital expenditures, and to meet our obligations under our debt instruments and the Indemnification and Reimbursement Agreement described below, as well as the Tax Matters Agreement. In addition, we may engage in repurchases of our debt and equity securities from time to time. In light of the ongoing COVID-19 pandemic, on April 6, 2020, the Company fully drew the remaining funds available under its revolving credit facility of approximately $470 million to increase its financial flexibility in the current environment. We have historically funded our cash requirements through the combination of cash flows from operating activities, available cash balances and available borrowings through our debt agreements. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances, particularly in light of the volatility in global financial markets as a result of the COVID-19 pandemic, that we will be able to obtain additional debt or equity financing on acceptable terms in the future or at all. Based upon our history of generating strong cash flows, and subject to any acceleration of the obligations under our Credit Agreement by and among us, certain of our subsidiaries, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”), or our other agreements, as discussed below, we believe we will be able to meet our short-term liquidity needs for at least the next twelve months.

Our Credit Agreement contains financial covenants, including a consolidated total leverage ratio covenant and a consolidated interest coverage ratio covenant. We were in compliance with our financial covenants as of March 31, 2020. However, as a result of the impacts of the COVID-19 pandemic, we expect to be unable to continue to comply with the consolidated total leverage ratio covenant as early as June 30, 2020. If we fail to comply with our consolidated total leverage ratio covenant, an event of default under the Credit Agreement would be triggered and our obligations under the Credit Agreement or other agreements (including as a result of cross-default provisions) may be accelerated.

Our management has concluded that the foregoing conditions and events raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments or classifications that may result from the possible inability of the Company to continue as a going concern within one year after the issuance of the financial statements.

Our management is in the process of negotiating with our lenders to obtain an amendment to or a waiver from the consolidated total leverage ratio covenant in our Credit Agreement. However, there can be no assurance that we will be successful in obtaining an amendment or waiver.

Senior Credit Facilities

On September 27, 2018, we entered into a Credit Agreement. The Credit Agreement provides for senior secured financing of approximately the Euro equivalent of $1,254 million, consisting of (i) a seven-year senior secured first-lien term B loan facility, which consists of a tranche denominated in Euro of €375 million and a tranche denominated in U.S. Dollars of $425 million (the “Term B Facility”), (ii) five-year senior secured first-lien term A loan facility in an aggregate principal amount of €330 million (the “Term A Facility” and, together with the Term B Facility, the “Term Loan Facilities”) and (iii) a five-year senior secured first-lien revolving credit facility in an aggregate principal amount of €430 million with revolving loans to the Swiss Borrower (as defined in the Credit Agreement), to be made available in a number of currencies including Australian Dollars, Euros, Pounds Sterling, Swiss Francs, U.S. Dollars and Yen (the “Revolving Facility” and, together with the Term Loan Facilities, the “Senior Credit Facilities”). Each of the Revolving Facility and the Term A Facility matures five years after the effective date of the Credit Agreement, in each case with certain extension rights in the discretion of each lender. The Term B Facility matures seven years after the effective date of the Credit Agreement, with certain extension rights in the discretion of each lender.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/ repurchases, in respect of the our and our subsidiaries’ equity interests, to engage in transactions with affiliates, amend certain material documents or to permit the International Financial Reporting Standards equity amount of Lux Borrower (as defined in the Credit Agreement) to decrease below a certain amount. The Credit Agreement also contains financial covenants requiring the maintenance of a consolidated total leverage ratio of not greater than 4.25 to 1.00 (with step-downs to (i) 3.75 to 1.00 in September 2020 and (ii) 3.50 to 1.00 in September 2021), and a consolidated interest coverage ratio of not less than 2.75 to 1.00. We were in compliance with our financial covenants as of March 31, 2020.

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

During the first quarter of 2020, we paid Honeywell, under protest, the Euro-equivalent of $35 million in connection with the Indemnification and Reimbursement Agreement. In January 2020 we received from Honeywell the 2019 Prior Year Aggregate Loss Statement (as defined in the Indemnification and Reimbursement Agreement) which confirmed that the payments made to Honeywell as required by the Indemnification and Reimbursement Agreement in 2019 included an overpayment of $33 million.  This payment will be deducted from the indemnity payment for the second quarter of 2020 and will reduce the cash payments payable to Honeywell in 2020.

We are currently engaged in litigation against Honeywell in connection with the Indemnification and Reimbursement Agreement. For additional information, see Part II, Item 1. Legal Proceedings.

Tax Matters Agreement

On September 12, 2018, we entered into a Tax Matters Agreement with Honeywell (the “Tax Matters Agreement”), which governs the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests).

The Tax Matters Agreement generally provides that we are responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. Among other items, as a result of the mandatory transition tax imposed by the Tax Cuts and Jobs Act, one of our subsidiaries is required to make payments to a subsidiary of Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. We estimate that our total aggregate payments to Honeywell with respect to the mandatory transition tax will be $240 million with $190 million in payments remaining as of December 31, 2019. Under the terms of the Tax Matters Agreement, we are required to pay this amount in Euros, without interest, in five annual installments, each equal to 8% of the aggregate amount, followed by three additional annual installments equal to 15%, 20% and 25% of the aggregate amount, respectively. Following the Spin-Off in October 2018, we paid our first annual installment in that month. Subsequently, our annual installments are paid in April of each year. The annual installment due on April 1, 2020 has been deferred to May 31, 2020 in agreement with Honeywell.

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

Cash Flow Summary

	For the Three Months Ended March 31,
	2020	2019
	(Dollars in millions)
Cash provided by (used for):
Operating activities	57	36
Investing activities	(39)	(20)
Financing activities	62	(5)
Effect of exchange rate changes on cash	(13)	—
Net increase in cash and cash equivalents	$67	$11

Cash provided by operating activities increased by $21 million for the three months ended March 31, 2020 versus the prior year period, primarily due to a favorable impact from working capital of $96 million, partially offset by a decrease of $12 million of VAT collections, an unfavorable impact of $24 million in customer settlements primarily relating to warranty, pricing and customer funding and a decrease in net income, net of deferred taxes of $39 million.

Cash used for investing activities increased by $19 million for the three months ended March 31, 2020 versus the prior year period, primarily due to unfavorable impact from Expenditures for property, plant and equipment of $18 million.

Cash provided by financing activities increased by $67 million for the three months ended March 31, 2020 versus the prior year period. The increase was driven by a draw down on our Revolving Credit Facility of $66 million and payments of long-term debt during the three months ended March 31, 2020 totaling $1 million, as compared to $6 million of such payments during the prior year period. The increase in cash provided by financing activities was partially offset by $4 million mainly due to settlement of bank overdrafts existing as of December 31, 2019.

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

Contractual Obligations and Probable Liability Payments

There have been no material changes to our contractual obligations from those described in our 2019 Form 10-K.

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

In light of the short-term impact of the COVID-19 pandemic, we have reviewed current capital expenditure programs and re-phased some programs related to future capacity expansion, and long-term development programs.  We expect this to materially reduce new capital expenditures in 2020 without having an adverse effect on our ability to deliver long-term projects on time.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of our Consolidated Interim Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. Actual results could differ from our estimates and assumptions, and any such differences could be material to our financial statements. Our critical accounting policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2019 Form 10-K. As of March 31, 2020, there were no significant changes to any of our critical accounting policies.

Recent Accounting Pronouncements

See Note 2 Summary of Significant Accounting Policies of the Notes to Consolidated Interim Financial Statements for further discussion of recent accounting pronouncements.

Other Matters

Litigation and Environmental Matters

See Note 17 Commitments and Contingencies of the Notes to the Consolidated Interim Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report on Form 10-K for the year ended December 31, 2019. As of March 31, 2020, there have been no material changes in this information.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on management's evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On December 2, 2019, the Company and its subsidiary, Garrett ASASCO Inc., filed a Summons with Notice in the Commercial Division of the Supreme Court of the State of New York, County of New York (the “NY Supreme Court”) commencing an action (the “Action”) against Honeywell, certain of Honeywell’s subsidiaries and certain of Honeywell’s employees for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 15, 2020, the Company and Garrett ASASCO Inc. filed a Complaint in the NY Supreme Court in connection with the Action. The lawsuit arises from the Indemnification and Reimbursement Agreement. The Company is seeking declaratory relief, compensatory damages in an amount to be determined at trial rescission of the Indemnification and Reimbursement Agreement, attorneys’ fees and costs, and such other and further relief as the Court may deem just and proper. Among other claims, Garrett asserts that Honeywell is not entitled to indemnification because it improperly seeks indemnification for amounts attributable to punitive damages and intentional misconduct, and because it has failed to establish other prerequisites for indemnification under New York law. Specifically, the claim asserts that Honeywell has failed to establish its right to indemnity for each and every asbestos settlement of the thousands for which it seeks indemnification. The Action seeks to establish that the Indemnification and Reimbursement Agreement is not enforceable, in whole or in part. On March 5, 2020, Honeywell filed a “Notice of Motion to Dismiss Garrett’s Complaint.”  Garrett does not believe Honeywell’s motion has merit, and Garrett plans to respond. Given the New York Supreme Court’s limited operations during the Covid-19 crisis, the timing of any decision is unknown.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our 2019 Form 10-K.  These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Other than the below, there have been no material changes in the risks affecting the Company since the filing of our 2019 Form 10-K.  We are updating the risk factors included in our 2019 Form 10-K to include the following:

The COVID-19 pandemic has adversely impacted and is expected to further adversely impact our business and results of operations.

In December 2019, a strain of novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread across the world, including throughout Asia, the United States and Europe. The outbreak and government measures taken in response have also had a significant adverse impact, both direct and indirect, on our businesses and the economy. Our manufacturing facility in Wuhan, China was shut down for six weeks in February and March 2020 and we saw diminished production in our Shanghai, China facility for that same time period, which were the primary drivers of the decrease in sales in the Asia region during the three months ended March 31, 2020. While our facilities in China have re-opened, certain of our manufacturing facilities in other geographies have been shut down or continue to operate at reduced capacity, which we expect to continue for the majority of the three months ending June 30, 2020 and possibly longer. This could significantly reduce our production volumes and have a material adverse impact on our business, results of operations and financial condition. We expect these disruptions will continue to negatively impact our revenues in 2020. We have also faced limitations on our employee resources, including because of stay-at-home orders from local governments, new Paid Time Off policies, employee furloughs, state-funded layoffs, sickness of employees or their families or the desire of employees to avoid contact with large groups of people. The pandemic has also diverted management resources and the prolonged work-from-home arrangements have created business continuity and cybersecurity risks.

Certain of our suppliers and customers have been similarly affected and are experiencing closures and labor shortages. As a result of such closures, we have faced difficulty sourcing materials necessary to fulfill production requirements and meeting scheduled shipments, which has negatively affected, and we expect will continue to negatively affect, our revenues. Even if we are able to find alternate sources of supply for such materials, they may cost more, which could affect our profitability and financial condition. In addition, we have experienced weakened demand from our customers, who have not been able to accept orders or have delayed or canceled orders, which has negatively affected our revenues. If this trend continues, our revenues will continue to be negatively impacted.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, liquidity and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the European Union, China and other countries, the duration and extent of business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease. If we or our customers experience prolonged shutdowns or other business disruptions beyond current expectations, our ability to conduct our business in the manner and within planned timelines could be materially and adversely impacted, and our business and financial results may continue to be adversely affected.

Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which has adversely impacted and may continue to adversely impact our stock price and our ability to access capital markets. The adverse impacts to our revenues and results of operations could also cause us to fail to comply with certain financial covenants in our Credit Agreement and our Indemnification and Reimbursement Agreement.

Failure to comply with any of the covenants, including our covenant to maintain a consolidated total leverage ratio under the Credit Agreement, could result in an event of default which may accelerate our outstanding indebtedness or other obligations and have a material adverse effect on our business, liquidity position and financial position.

The Credit Agreement contains financial covenants requiring the maintenance of a consolidated total leverage ratio of not greater than 4.00 to 1.00 (with step-downs to (i) 3.75 to 1.00 in September 2020 and (ii) 3.50 to 1.00 in September 2021), and a consolidated interest coverage ratio of not less than 2.75 to 1.00. We were in compliance with our financial covenants as of March 31, 2020. However, as a result of the COVID-19 pandemic and related response measures, our revenues have decreased significantly, and we have implemented certain operational changes in order to address the evolving challenges presented by the global pandemic on our operations. We expect our financial performance in the quarter ending June 30, 2020, and in future fiscal quarters, to be negatively affected by the impact on the global automotive industry of the COVID-19 outbreak. Please refer to the risk factor entitled “The COVID-19 pandemic has adversely impacted and is expected to further adversely impact our business and results of operations.” for more information.

As a result, it is likely that we will be unable to continue to comply with the consolidated total leverage ratio covenant contained in the Credit Agreement as early as June 30, 2020, which would give rise to an event of default under the Credit Agreement and accelerate our outstanding indebtedness under the Credit Agreement. We are currently in discussions with our lenders under the Credit Agreement regarding potential modifications to our covenants, and temporary waivers of the breach of covenant. However, there is no guarantee that we will be able to reach any such agreement with lenders under the Credit Agreement in relation to a potential breach of our consolidated total leverage ratio covenant, or otherwise maintain compliance with all applicable covenants under our financial arrangements.

A failure to comply with our covenants, including our consolidated total leverage ratio covenant under the Credit Agreement, may result in a default under the relevant agreements, acceleration of our obligations under the relevant agreements or other agreements (including as a result of cross-default provisions), and have a material adverse impact on our business, liquidity position and financial position. If we are unable to comply with our covenants or obtain waivers or amendments, or if our liquidity position is otherwise impaired, including as a result of the COVID-19 pandemic and related response measures, we may be required to take further actions in relation to management of liabilities on our balance sheet. Any actions in relation to liability management and balance sheet restructuring may materially reduce the value of our common stock, dilute existing holders of our common stock by the conversion of existing liabilities into equity or result in the cancellation of existing common stock.

As described in Note 1 to the financial statements, our management has concluded that there are conditions and events that raise substantial doubt as to our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Indemnification and Reimbursement Agreement, dated September 12, 2018, by and among Honeywell ASASCO Inc., Honeywell ASASCO 2 Inc., and Honeywell International Inc.	10-K	001-38636	2.1	2/27/2020

2.2	Tax Matters Agreement, dated September 12, 2018, by and between Honeywell International Inc., Garrett Motion Inc., and, solely for purposes of Section 3.02(g), 5.05 and 6.13(b), Honeywell ASASCO Inc. and Honeywell ASASCO 2 Inc.	8-K	001-38636	2.2	9/14/2018

2.3	Separation and Distribution Agreement, dated September 27, 2018, between Honeywell and Garrett	8-K	001-38636	2.1	10/1/2018

3.1	Amended and Restated Certificate of Incorporation of Garrett Motion Inc.	S-8	333-227619	4.1	10/1/2018

3.2	Amended and Restated By-laws of Garrett Motion Inc.	8-K	333-227619	4.2	10/1/2018

10.1	Offer Letter for Jerome Maironi, dated June 1, 2018					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: May 11, 2020	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: May 11, 2020	By:	/s/ Peter Bracke
Peter Bracke
Interim Chief Financial Officer