Form 10-Q
period 2020-06-30
Garrett Motion Inc.
filed 2020-07-30
CIK 1735707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 27, 2020, the registrant had 75,635,938 shares of common stock, $0.001 par value per share, outstanding.

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

In connection with the Spin-Off, Garrett entered into a number of agreements with Honeywell, including but not limited to an indemnification and reimbursement agreement (the “Subordinated Indemnity Agreement”) and a tax matters agreement (the “Tax Matters Agreement”).

Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” in this Quarterly Report on Form 10-Q refer to Garrett Motion Inc. and its subsidiaries following the Spin-Off.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, the anticipated impact of the novel coronavirus (“COVID-19”) pandemic on our business, results of operations and financial position, expectations regarding the growth of the turbocharger and electric vehicle markets and other industry trends, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, anticipated investments in our business, our business strategy, anticipated payments under our agreements with Honeywell, and the expected timing of those payments, anticipated interest expense, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including:

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
18.

changes in legislation or government regulations or policies, including with respect to CO2 reduction targets in Europe as part of the Green Deal objectives or other similar changes which may contribute to a proportionately higher level of battery electric vehicles;

19.	risks related to international operations and our investment in foreign markets, including risks related to the withdrawal of the United Kingdom from the European Union (“Brexit”);

20.	risks related to our agreements with Honeywell, such as the Subordinated Indemnity Agreement and Tax Matters Agreement;
21.	the terms of our indebtedness and our ability to access capital markets;
22.	unforeseen adverse tax effects;
23.	costs related to operating as a standalone public company and failure to achieve benefits expected from the Spin-Off;
24.

our leveraged capital structure and liabilities to Honeywell may pose significant challenges to our overall strategic and financial flexibility and have a material adverse effect on our business, liquidity position and financial position;

25.	inability to recruit and retain qualified personnel; and
26.

the other factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GARRETT MOTION INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions, except per share amounts)
Net sales (Note 3)	477	802	1,222	1,637
Cost of goods sold	393	620	996	1,259
Gross profit	$84	$182	$226	$378
Selling, general and administrative expenses	51	58	112	118
Other expense, net (Note 5)	15	17	31	36
Interest expense	20	18	36	34
Non-operating (income) expense	(4)	2	(8)	6
Income before taxes	$2	$87	$55	$184
Tax expense (Note 6)	11	21	12	45
Net (loss) income	$(9)	$66	$43	$139

Earnings (loss) per common share
Basic	$(0.12)	$0.88	$0.57	$1.87
Diluted	$(0.12)	$0.86	$0.57	$1.83

Weighted average common shares outstanding
Basic	75,595,991	74,591,478	75,316,827	74,414,450
Diluted	75,845,511	76,900,544	75,837,459	76,129,821

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net (loss) income	$(9)	$66	$43	$139
Foreign exchange translation adjustment	(50)	(34)	(11)	25
Defined benefit pension plan adjustment, net of tax (Note 18)	—	—	—	1
Changes in fair value of effective cash flow hedges, net of tax (Note 14)	(2)	(1)	(2)	2
Total other comprehensive (loss) income, net of tax	$(52)	$(35)	$(13)	$28
Comprehensive (loss) income	$(61)	$31	$30	$167

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

	June 30, 2020	December 31, 2019
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$139	$187
Accounts, notes and other receivables – net (Note 7)	554	707
Inventories – net (Note 9)	234	220
Other current assets	77	85
Total current assets	1,004	1,199
Investments and long-term receivables	34	36
Property, plant and equipment – net	457	471
Goodwill	193	193
Deferred income taxes	272	268
Other assets (Note 10)	106	108
Total assets	$2,066	$2,275
LIABILITIES
Current liabilities:
Accounts payable	$705	$1,009
Borrowings under revolving credit facility	135	—
Current maturities of long-term debt	4	4
Obligations payable to Honeywell, current (Note 17)	37	69
Accrued liabilities (Note 11)	284	310
Total current liabilities	1,165	1,392
Long-term debt	1,403	1,409
Deferred income taxes	35	51
Obligations payable to Honeywell (Note 17)	1,304	1,282
Other liabilities (Note 12)	262	274
Total liabilities	$4,169	$4,408
COMMITMENTS AND CONTINGENCIES (Note 17)
EQUITY (DEFICIT)
Common stock, par value $0.001; 400,000,000 shares authorized, 76,008,388 and 74,911,139 issued and 75,630,561 and 74,826,329 outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	24	19
Retained earnings	(2,244)	(2,282)
Accumulated other comprehensive income (Note 15)	117	130
Total stockholders' deficit	(2,103)	(2,133)
Total liabilities and stockholders' deficit	$2,066	$2,275

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
	(Dollars in millions)
Cash flows from operating activities:
Net income	$43	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(5)	—
Depreciation	37	35
Amortization of deferred issuance costs	3	3
Foreign exchange loss	3	11
Stock compensation expense	6	9
Pension expense	—	3
Other	4	6
Changes in assets and liabilities:
Accounts, notes and other receivables	114	(42)
Inventories	(23)	(26)
Other assets	(11)	14
Accounts payable	(231)	(14)
Accrued liabilities	(16)	(48)
Obligations payable to Honeywell	(8)	(61)
Other liabilities	(11)	8
Net cash (used for) provided by operating activities	$(95)	$37
Cash flows from investing activities:
Expenditures for property, plant and equipment	(63)	(51)
Other	(1)	18
Net cash used for investing activities	$(64)	$(33)
Cash flows from financing activities:
Proceeds from revolving credit facility	1,023	300
Payments of revolving credit facility	(904)	(300)
Payments of long-term debt	(2)	(21)
Other	(3)	4
Net cash provided by (used for) financing activities	114	(17)
Effect of foreign exchange rate changes on cash and cash equivalents	(3)	(1)
Net decrease in cash and cash equivalents	(48)	(14)
Cash and cash equivalents at beginning of period	187	196
Cash and cash equivalents at end of period	$139	$182

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)

(Unaudited)

(in millions)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Invested	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Deficit	Income/(Loss)	Deficit
	(in millions)
Balance at December 31, 2018	74	—	5	(2,595)	—	73	(2,517)
Net income	—	—	—	73	0	—	73
Other comprehensive income, net of tax	—	—	—	—	—	63	63
Stock-based compensation	1	—	5	—	—	—	5
Balance at March 31, 2019	75	—	10	(2,522)	—	136	(2,376)
Net income	—	—	—	66	—	—	66
Other comprehensive income, net of tax	—	—	—	—	—	(35)	(35)
Stock-based compensation	—	—	4	—	—	—	4
Balance at June 30, 2019	75	—	14	(2,456)	—	101	(2,341)

Balance at December 31, 2019	75	—	19	(2,282)	—	130	(2,133)
Net income	—	—	—	52	—	—	52
Other comprehensive income, net of tax	—	—	—	—	—	39	39
Stock-based compensation	—	—	2	—	—	—	2
Tax withholding related to vesting of restricted stock units and other	—	—	(1)	—	—	—	(1)
Adoption impact of ASU 2016-13, Financial Instruments - Credit Losses	—	—	—	(5)	—	—	(5)
Balance at March 31, 2020	75	—	20	(2,235)	—	169	(2,046)
Net loss	—	—	—	(9)	—	—	(9)
Other comprehensive loss, net of tax	—	—	—	—	—	(52)	(52)
Stock-based compensation	—	—	4	—	—	—	4
Balance at June 30, 2020	75	—	24	(2,244)	—	117	(2,103)

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

COVID-19

In December 2019, a strain of novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread across the world, including throughout Asia, the United States and Europe. Our business operations have been materially disrupted and our revenues have decreased significantly as a result of the COVID-19 pandemic and related response measures, and we expect our financial performance in the quarter ending September 30, 2020, and in future fiscal quarters, to be materially negatively affected by the pandemic and its impact on the global automotive industry.

On June 12, 2020, the Company entered into an amendment (the “2020 Amendment”) to its Credit Agreement, dated as of September 27, 2018 (as amended, the “Credit Agreement”) by and among the Company, Garrett LX I S.à r.l., Garrett LX II S.à r.l., Garrett LX III S.à r.l., Garrett Borrowing LLC, and Garrett Motion Sàrl (f/k/a Honeywell Technologies Sàrl), the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, consisting of:

•	a seven-year term B loan facility, consisting of a tranche denominated in Euro of €375 million and a tranche denominated in U.S. Dollars of $425 million (the “Term B Facility”);
•	a five-year term A loan facility in an aggregate principal amount of €330 million (the “Term A Facility” and, together with the Term B Facility, the “Term Loan Facilities”); and
•	a five-year revolving credit facility in an aggregate principal amount of €430 million (the “Revolving Facility” and, together with the Term Loan Facilities, the “Senior Credit Facilities”).

The primary purpose for entering into the 2020 Amendment was to obtain covenant relief with respect to the total leverage ratio and interest coverage ratios under the Credit Agreement as a result of the impact of the COVID-19 pandemic and the Company’s leveraged capital structure. The 2020 Amendment provides that the financial maintenance covenants set forth in the Credit Agreement will not apply until the earlier of the occurrence of a Covenant Relief Termination Event (as defined below) and the conclusion of the Relief Period (as defined below) and puts the following financial ratios and tests in place during the Relief Period:

•

Minimum Liquidity: As of the end of each fiscal month, commencing with the fiscal month ending June 30, 2020, the restricted group under the Credit Agreement must have minimum liquidity of not less than: (a) $125 million through, and including, the fiscal month ending March 31, 2021 and (b) $200 million, as of the end of each fiscal month ending thereafter for the remainder of the Relief Period. Liquidity includes available unrestricted cash and amounts available to be drawn under the Revolving Facility.

•

Net Secured Leverage Ratio: As of the end of each fiscal quarter, commencing with fiscal quarter ending June 30, 2020, the ratio of (a)(i) consolidated secured debt minus (ii) the lesser of available unrestricted cash on such day and $100 million to (b) consolidated EBITDA (as defined in the Credit Agreement) over the last twelve months, must not exceed the ratio set out in the table below:

Fiscal Quarter Ending	Consolidated Net Secured Leverage Ratio
June 30, 2020	5.75 to 1.00
September 30, 2020	9.25 to 1.00
December 31, 2020	10.75 to 1.00
March 31, 2021	11.75 to 1.00
June 30, 2021	6.50 to 1.00
September 30, 2021	4.50 to 1.00
December 31, 2021	4.25 to 1.00
March 31, 2022	3.75 to 1.00
June 30, 2022	3.50 to 1.00

•

Maximum Cash: Commencing with the fiscal month ending June 30, 2020, the Company must not permit the average amount of available unrestricted cash of the restricted group under the Credit Agreement based on the balance for each of the last five business days of the fiscal month to exceed $165 million.

Upon the occurrence of a Covenant Relief Termination Event or the conclusion of the Relief Period, the total leverage ratio and interest coverage ratio covenants included in the Credit Agreement will again apply. The minimum liquidity, net secured leverage ratio and maximum cash covenants will no longer apply following the conclusion of the Relief Period.

The “Relief Period” will conclude on the earlier of (a) June 30, 2022 and (b) the date on which the administrative agent receives a certificate from a financial officer of the Company certifying as of such date that (i) the Company is in compliance with the total leverage ratio and interest coverage ratio covenants included in the Credit Agreement as they would apply without giving effect to the Relief Period for the most recently ended period of four consecutive fiscal quarters ended on or prior to such date and (ii) if such date is on or prior to the date of delivery of the Company’s financial statements with respect to the period of four consecutive quarters ending June 30, 2022, based on a financial model provided to the administrative agent, the Company expects in good faith that it will be in compliance with such total leverage ratio and interest coverage ratio covenants as they would apply without giving effect to the Relief Period from the end of the quarter in which such certificate is given until and including the period of four consecutive quarters ending June 30, 2022.

A “Covenant Relief Termination Event” will occur if any member of the restricted group under the Credit Agreement (including Garrett ASASCO Inc. (“Garrett ASASCO”), a wholly owned indirect subsidiary of the Company) makes any payment under the Subordinated Indemnity Agreement but excluding the payment in respect of the second fiscal quarter of 2020. As of the date of this Quarterly Report on Form 10-Q, based on the Company’s current forecasts, we do not anticipate that a Covenant Relief Termination Event will occur prior to 2022.

Each of the Revolving Facility and Term A Facility continues to mature on September 27, 2023, and the Term B Facility continues to mature on September 27, 2025. Pursuant to the 2020 Amendment, (i) the margin applicable to loans under the Term B Facility will increase by 75 basis points through the maturity date and (ii) the margin applicable to loans under the Revolving Facility and Term A Facility will increase by 25 basis points until the Company delivers consolidated financial statements as of and for its first fiscal quarter ending on or after the last day of the Relief Period. In addition, pursuant to the 2020 Amendment, if (a) our corporate family rating by Moody’s is B2 or lower or there is no corporate family rating of the Company by Moody’s and, at the same time, (b) our corporate rating from S&P is B+ or lower or there is no corporate rating of the Company by S&P, then upon the first occurrence of this ratings event the margin applicable to loans under our Senior Credit Facilities will increase by 25 basis points through the maturity date.

The 2020 Amendment also tightened certain of the baskets applicable to our ability to incur additional indebtedness, create liens, and make investments and restricted payments. These increased restrictions will no longer apply following the conclusion of the Relief Period. The 2020 Amendment also modifies the conditions to drawdown under the Revolving Facility and makes certain other changes to the Senior Credit Facilities.

The 2020 Amendment qualified as a debt modification that did not result in an extinguishment or have a material impact on our Consolidated Interim Financial Statements.

Basis of Presentation

The Consolidated Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All amounts presented are in millions, except per share amounts.

Asbestos-related expenses, net of probable insurance recoveries, are presented within Other expense, net in the Consolidated Interim Statement of Operations. Honeywell is subject to certain asbestos-related and environmental-related liabilities, primarily related to its legacy Bendix business. In conjunction with the Spin-Off, certain operations that were part of the Bendix business, along with the ownership of the Bendix trademark, as well as certain operations that were part of other legacy elements of the Business, were transferred to us. The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Subordinated Indemnity Agreement with Honeywell entered into on September 12, 2018, under which Garrett ASASCO is required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Subordinated Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.  We are currently engaged in litigation against Honeywell in connection with the Subordinated Indemnity Agreement. For additional information, see Note 17, Commitments and Contingencies.

The Consolidated Interim Financial Statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The Consolidated Interim Financial Statements should be read in conjunction with the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K, as filed with the SEC on February 27, 2020 (our “2019 Form 10-K”). The results of operations for the three and six months ended June 30, 2020 and cash flows for the six months ended June 30, 2020 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention: the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. For differences in actual closing dates that are material to year-over-year comparisons of quarterly or year-to-date results, such differences have been adjusted for the three months ended June 30, 2020. Our actual closing dates for the three months ended June 30, 2020 and 2019 were June 27, 2020 and June 29, 2019, respectively.

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

Note 3. Revenue Recognition and Contracts with Customers

Disaggregated Revenue

Net sales by region (determined based on country of shipment) and channel are as follows:

	Three months ended June 30, 2020
	OEM	Aftermarket	Other	Total
United States	$33	$32	$1	$66
Europe	160	22	6	188
Asia	202	11	5	218
Other International	—	5	—	5
	$395	$70	$12	$477

	Six months ended June 30, 2020
	OEM	Aftermarket	Other	Total
United States	$125	$72	$1	$198
Europe	554	52	15	621
Asia	361	19	11	391
Other International	3	9	—	12
	$1,043	$152	$27	$1,222

	Three months ended June 30, 2019
	OEM	Aftermarket	Other	Total
United States	$77	$49	$2	$128
Europe	416	31	8	455
Asia	190	13	7	210
Other International	4	5	—	9
	$687	$98	$17	$802

	Six months ended June 30, 2019
	OEM	Aftermarket	Other	Total
United States	$160	$94	$3	$257
Europe	845	68	20	933
Asia	389	26	14	429
Other International	8	10	—	18
	$1,402	$198	$37	$1,637

Contract Balances

The following table summarizes our contract assets and liabilities balances:

2020
Contract assets—January 1	$6
Contract assets—June 30	32
Change in contract assets—Increase/(Decrease)	26
Contract liabilities—January 1	$(3)
Contract liabilities—June 30	(3)
Change in contract liabilities—(Increase)/Decrease	$—

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development costs	$25	$29	$52	$61
Engineering-related expenses	3	1	7	4
	$28	$30	$59	$65

Note 5. Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Indemnification related — post Spin-Off	$12	$17	$27	$36
Indemnification related — litigation	2	—	3	—
Factoring and notes receivables discount fees	1	—	1	—
	$15	$17	$31	$36

Note 6. Income Taxes

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Tax expense	$11	$21	$12	$45
Effective tax rate	550%	24.1%	21.8%	24.5%

For the period ended June 30, 2020 the Company computed its effective tax rate using actual year to date information rather than a full year forecast to compute an annual effective tax rate.  Based on current forecasts which take into account a range of potential impacts from COVID-19, the Company’s effective tax rate is expected to be highly sensitive to changes in earnings because of non-deductible asbestos related expenses which have no correlation to earnings. Accordingly, the Company concluded that computing its effective tax rate using year to date actual results is its best estimate of tax expense for the period ended June 30, 2020.

The effective tax rate for the three months ended June 30, 2020 is significantly higher than the effective tax rate for the three months ended June 30, 2019 primarily because of substantially lower earnings due to the adverse economic impacts of COVID-19 and, to a lesser extent, an increase in tax reserves.

The effective tax rate for the six months ended June 30, 2020 is lower than the effective tax rate for the six months ended June 30, 2019 because of a decrease in withholding taxes related to undistributed earnings, partially offset by the impacts of lower earnings.

The effective tax rate for the three months ended June 30, 2020 was higher than the U.S. federal statutory rate of 21% primarily due to lower earnings, the impacts of non-deductible asbestos related expenses which have no correlation to earnings and tax reserves.

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

Note 7. Accounts, Notes and Other Receivables—Net

	June 30, 2020	December 31, 2019
Trade receivables	$438	$574
Notes receivables	55	68
Other receivables	70	69
	$563	$711
Less—Allowance for doubtful accounts	(9)	(4)
	$554	$707

Trade Receivables include $32 million and $4 million of unbilled balances as of June 30, 2020 and December 31, 2019, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. Unbilled receivables include $32 million and $6 million of contract assets as of June 30, 2020 and December 31, 2019, respectively. See Note 3, Revenue Recognition and Contracts with Customers.

Note 8. Factoring and Notes Receivable

The Company entered into arrangements with financial institutions to sell eligible trade receivable. During the periods ended June 30, 2020 and December 31, 2019, the Company sold $66 and $27 million of eligible receivables, respectively, without recourse, and accounted for these arrangements as true sales.

The Company also received guaranteed bank notes without recourse, in settlement of accounts receivables, primarily in the Asia Pacific region. The Company can hold the bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash. During the periods ended June 30, 2020 and December 31, 2019, the Company sold $47 and $105 million of bank notes, respectively, without recourse, and accounted for these as true sales.

Note 9. Inventories—Net

	June 30, 2020	December 31, 2019
Raw materials	$158	$142
Work in process	22	18
Finished products	83	85
	$263	$245
Less—Reserves	(29)	(25)
	$234	$220

Note 10. Other Assets

	June 30,	December 31,
	2020	2019
Advanced discounts to customers, non-current	$61	$62
Operating right-of-use assets (Note 13)	34	35
Undesignated cross-currency swap at fair value	1	—
Other	10	11
	$106	$108

Note 11. Accrued Liabilities

	June 30, 2020	December 31, 2019
Customer pricing reserve	$88	$90
Compensation, benefit and other employee related	62	64
Repositioning	6	4
Product warranties and performance guarantees	25	29
Taxes	23	33
Advanced discounts from suppliers, current	19	19
Customer advances and deferred income(a)	18	12
Accrued interest	5	5
Short-term lease liability (Note 13)	8	8
Other (primarily operating expenses)	30	46
	$284	$310

(a)

Customer advances and deferred income include $2 million and $3 million of contract liabilities as of June 30, 2020 and December 31, 2019, respectively. See Note 3, Revenue Recognition and Contracts with Customers.

The Company accrued repositioning costs related to projects to optimize its product costs and right-size its organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold in our Consolidated Interim Statements of Operations.

	Severance Costs	Exit Costs	Total
Balance at December 31, 2018	$13	$2	$15
Charges	3	—	3
Usage—cash	(6)	(2)	(8)
Adjustments and reclassifications	(6)	1	(5)
Foreign currency translation	—	—	—
Balance at June 30, 2019	$4	$1	$5

	Severance Costs	Exit Costs	Total
Balance at December 31, 2019	$3	$1	$4
Charges	6	—	6
Usage—cash	(4)	—	(4)
Adjustments and reclassifications	—	—	—
Foreign currency translation	—	—	—
Balance at June 30, 2020	$5	$1	$6

Note 12. Other Liabilities

	June 30,	December 31,
	2020	2019
Pension and other employee related	$93	$94
Advanced discounts from suppliers	37	46
Uncertain tax positions	80	79
Long-term lease liability (Note 13)	27	28
Other	25	27
	$262	$274

Note 13. Leases

We have operating leases for real estate and machinery and equipment. Our leases have remaining lease terms of up to 11 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$3	$3	$6	$6

Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3	$3	$5	$6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5	$3	$5	$8

Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2020	December 31, 2019
Other assets	$34	$35
Accrued liabilities	8	8
Other liabilities	27	28

	June 30, 2020	December 31, 2019
Weighted-average lease term	5.83	6.30
Weighted-average discount rate	6.23	6.36

Maturities of operating lease liabilities were as follows:

June 30, 2020
2020	$5
2021	8
2022	7
2023	6
2024	5
Thereafter	11
Total lease payments	42
Less imputed interest	(7)
$35

Note 14. Financial Instruments and Fair Value Measures

Our credit, market and foreign currency risk management policies are described in Note 18, Financial Instruments and Fair Value Measures, of the notes to the audited annual Consolidated Financial Statements for the year ended December 31, 2019 included in our 2019 Form 10-K. At June 30, 2020 and December 31, 2019, we had contracts with aggregate gross notional amounts of $1,399 million and $1,820 million, respectively, to limit interest rate risk and to exchange foreign currencies, principally the U.S. Dollar, Swiss Franc, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar and Korean Won.

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

			Fair Value
	Notional Amounts		Assets			Liabilities
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019		June 30, 2020	December 31, 2019
Designated forward currency exchange contracts	$286	$392	$4	$5	(a)	$1	$1	(b)
Undesignated instruments:
Undesignated cross-currency swap	418	420	1	—	(c)	—	1	(d)
Undesignated interest rate swap	471	561	—	—		2	1	(d)
Undesignated forward currency exchange contracts	224	447	2	2	(a)	—	3	(b)
	$1,399	$1,820	$7	$7		$3	$6

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

The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2020
	Carrying Value	Fair Value
Long-term debt and related current maturities	$1,407	$1,309

The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered Level 2.

Note 15. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$86	$—	$(13)	$73
Other comprehensive income (loss) before reclassifications	25	2	—	27
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	1
Net current period other comprehensive income (loss)	25	2	1	28
Balance at June 30, 2019	$111	$2	$(12)	$101

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$153	$4	$(27)	$130
Other comprehensive income (loss) before reclassifications	(11)	(2)	—	(13)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current period other comprehensive income (loss)	(11)	(2)		(13)
Balance at June 30, 2020	$142	$2	$(27)	$117

Note 16. Earnings Per Share

The details of the earnings per share (“EPS”) calculations for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic
Net (loss) Income	$(9)	$66	$43	$139
Weighted average common shares outstanding	75,595,991	74,591,478	75,316,827	74,414,450
EPS – Basic	$(0.12)	$0.88	$0.57	$1.87

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Diluted
Net (loss) Income	$(9)	$66	$43	$139
Weighted average common shares outstanding – Basic	75,595,991	74,591,478	75,316,827	74,414,450
Dilutive effect of unvested RSUs and other contingently issuable shares	249,520	2,309,066	520,632	1,715,371
Weighted average common shares outstanding – Diluted	75,845,511	76,900,544	75,837,459	76,129,821
EPS – Diluted	$(0.12)	$0.86	$0.57	$1.83

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and six months ended June 30, 2020, the weighted number of stock options excluded from the computations was 437,333 and 439,649, respectively. These stock options were outstanding for the three and six months ended June 30, 2020, respectively.

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

In connection with the Spin-Off, Garrett ASASCO, a wholly owned indirect subsidiary of the Company, entered into the Subordinated Indemnity Agreement with Honeywell on September 12, 2018. As of the Spin-Off date of October 1, 2018, Garrett ASASCO is obligated to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of this Subordinated Indemnity Agreement, Garrett ASASCO is responsible for paying to Honeywell such amounts, up to a cap of an amount equal to the Euro-to-U.S. dollar exchange rate determined by Honeywell as of a date within two business days prior to the date of the Distribution (1.16977 USD = 1 EUR) equivalent of $175 million in respect of such liabilities arising in any given calendar year. The payments that Garrett ASASCO is required to make to Honeywell pursuant to the terms of the Subordinated Indemnity Agreement will not be deductible for U.S. federal income tax purposes. The Subordinated Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the first quarter of 2020, Garrett ASASCO paid Honeywell the Euro-equivalent of $35 million in connection with the Subordinated Indemnity Agreement. Honeywell and Garrett agreed to defer the payment under the Subordinated Indemnity Agreement due May 1, 2020 to December 31, 2020 (the “Q2 Payment”).   As of the date of this Quarterly Report on Form 10-Q, we do not anticipate that Garrett ASASCO will make any additional payments under the Subordinated Indemnity Agreement, other than the Q2 Payment, prior to 2022, in accordance with the payment deferral mechanism contained in the Subordinated Indemnity Agreement, which is described in additional detail in our 2019 Form 10-K. In accordance with the Subordinated Indemnity Agreement, we anticipate that the deferred payments will be partially settled on April 30, 2023, up to the available capacity to make such payments under  the Credit Agreement , assuming we remain in compliance with the financial maintenance covenants in the Credit Agreement at that time. We expect to pay the remaining balance of deferred amounts from 2023 onwards. These amounts do not reflect any increases to the aggregate amount owed to Honeywell.

In conjunction with the 2020 Amendment, on June 12, 2020, Garrett ASASCO entered into an amendment (the “Subordinated Indemnity Amendment”) to the Subordinated Indemnity Agreement. The Subordinated Indemnity Amendment:

•

Amends the negative covenants contained in Exhibit L of the Subordinated Indemnity Agreement to reflect amendments made by the 2020 Amendment to the corresponding negative covenants in the Credit Agreement; and

•

Modifies the Subordinated Indemnity Agreement such that we may not agree to an amendment or waiver of (i) the minimum liquidity, net secured leverage ratio and maximum cash covenants under the Credit Agreement as amended by the 2020 Amendment that would make those covenants more restrictive to us and (ii) during the Relief Period, the additional drawdown condition for revolving borrowings, in each case, without the prior written consent of Honeywell.

On December 2, 2019, the Company and its subsidiary Garrett ASASCO, filed a Summons with Notice in the Commercial Division of the Supreme Court of the State of New York, County of New York (the “NY Supreme Court”) commencing an action (the “Action”) against Honeywell, certain of Honeywell’s subsidiaries and certain of Honeywell’s employees for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 15, 2020, the Company and Garrett ASASCO, filed a Complaint in the NY Supreme Court in connection with the Action. The lawsuit arises from the Subordinated Indemnity Agreement. The Company is seeking declaratory relief; compensatory damages in an amount to be determined at trial; rescission of the Subordinated Indemnity Agreement; attorneys’ fees and costs and such other and further relief as the Court may deem just and proper. There can be no assurance as to the time and resources that will be required to pursue these claims or the ultimate outcome of the lawsuit. Among other claims, Garrett asserts that Honeywell is not entitled to indemnification because it improperly seeks indemnification for amounts attributable to punitive damages and intentional misconduct, and because it has failed to establish other prerequisites for indemnification under New York law. Specifically, the claim asserts that Honeywell has failed to establish its right to indemnity for each and every asbestos settlement of the thousands for which it seeks indemnification. The Action seeks to establish that the Subordinated Indemnity Agreement is not enforceable, in whole or in part. On March 5, 2020, Honeywell filed a “Notice of Motion to Dismiss Garrett’s Complaint.” On June 18, 2020, by agreement of the parties, Honeywell withdrew its motion to dismiss and Garrett agreed to file an amended complaint on September 15, 2020.

On September 12, 2018, we also entered into a Tax Matters Agreement with Honeywell (the “Tax Matters Agreement”), which governs the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests). The Tax Matters Agreement generally provides that, following the Spin-Off date of October 1, 2018, we are responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, value-added and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. Among other items, as a result of the mandatory transition tax imposed by the Tax Cuts and Jobs Act, Garrett ASASCO is required to make payments to a subsidiary of Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. We estimate that Garrett ASASCO’s total aggregate payments to Honeywell with respect to the mandatory transition tax will be $240 million with $193 million in payments remaining as of June 30, 2020. Under the terms of the Tax Matters Agreement, Garrett ASASCO is required to pay this amount in Euros, without interest, in five annual installments, each equal to 8% of the aggregate amount, followed by three additional annual installments equal to 15%, 20% and 25% of the aggregate amount, respectively. Following the Spin-Off in October 2018, Garrett ASASCO paid the first annual installment in October 2018, with subsequent annual installments to be paid in April of each year. The annual installment due on April 1, 2020 has been deferred to December 31, 2020 in agreement with Honeywell.

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

On July 17, 2020, we provided notice to Honeywell asserting that Honeywell has caused material breaches of the Tax Matters Agreement and that the Tax Matters Agreement is unenforceable.

The following table summarizes our Obligation payable to Honeywell related to these agreements:

	Six Months Ended June 30, 2020
	Asbestos and environmental	Tax Matters	Total
Beginning of year	$1,090	$261	$1,351
Accrual for update to estimated liability	—	—	—
Legal fees expensed	27	—	27
Payments to Honeywell	(35)	—	(35)
Currency translation adjustment	(2)	—	(2)
End of period	$1,080	$261	$1,341

Current	—	37	37
Non-current	1,080	224	1,304
Total	$1,080	$261	$1,341

Asbestos Matters

The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Subordinated Indemnity Agreement with Honeywell entered into by Garrett ASASCO on September 12, 2018, under which Garrett ASASCO is required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Subordinated Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.

The following tables present information regarding Bendix related asbestos claims activity:

	Six Months Ended June 30,	Year Ended December 31,
Claims Activity	2020	2019
Claims Unresolved at the beginning of the period	6,480	6,209
Claims Filed	1,013	2,659
Claims Resolved	(1,195)	(2,388)
Claims Unresolved at the end of the period	6,298	6,480

	Six Months Ended June 30,	Years Ended December 31,
Disease Distribution of Unresolved Claims	2020	2019
Mesothelioma and Other Cancer Claims	3,278	3,399
Nonmalignant Claims	3,020	3,081
Total Claims	6,298	6,480

Honeywell has experienced average resolutions per claim excluding legal costs as follows:

	Years Ended December 31,
	2019	2018	2017	2016
			(in whole dollars)
Malignant claims	$50,200	$55,300	$56,000	$44,000
Nonmalignant claims	$3,900	$4,700	$2,800	$4,485

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

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2020. We expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2020, of which $3 million has been contributed through the first six months of the year.

Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plans		Non-U.S. Plan,		U.S. Plans		Non-U.S. Plan,
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$2	$1	$1	$—	$5	$2
Interest cost	1	—	—	—	3	1	1	1
Expected return on plan assets	(3)	—	(1)	—	(5)	(1)	(3)	(1)
Amortization of prior service (credit)	—	—	—	—	—	—	—	—
	$(2)	$—	$1	$1	$(1)	$—	$3	$2

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

Note 19. China Variable Interest Entity

On September 20, 2018 in preparation of the Spin-Off, we entered into an agreement by and between Honeywell and Garrett (the “China Purchase Agreement”) in which Honeywell agreed to sell to Garrett 100% of the equity interests of Honeywell Transportation Investment (China) Co., Ltd. (“Garrett China”) consisting of our primary operations in China, in exchange for upfront consideration of 8,444,077 shares of our common stock. No further consideration from Garrett was due. The China Purchase Agreement was amended to extend the date of the transfer of the equity interests in Garrett China from September 20, 2019 to June 30, 2020.

Prior to the transfer of the equity interests, Garrett China was considered a variable interest entity for which Garrett is the primary beneficiary because the China Purchase Agreement provided Garrett control to direct the management and operation of Garrett China as well as all economic benefits and losses. The intent of the agreement was to place Garrett in the same position as if it already owned 100% of the equity interests of Garrett China. As the agreement was effective prior to the Spin-Off date while the Company and Garrett China were under common control of Honeywell, the assets and liabilities of Garrett China were recognized at their carrying amounts.

On June 3, 2020 Honeywell transferred 100% of the equity interests of Garrett China in accordance with the China Purchase Agreement.  Following the transfer, Garret continues to consolidate Garrett China. However, Garrett China is no longer considered to be a variable interest entity as Garrett now owns 100% of the equity interests.  There was no change in the basis of the net assets of Garrett China as the transaction did not result in a change of control under U.S. GAAP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with our Consolidated Interim Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2019, included in our Form 10-K, as filed with the Securities and Exchange Commission on February 27, 2020 (our “2019 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our 2019 Form 10-K and this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

The following, Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the three and six months ended June 30, 2020.

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

Market penetration of vehicles with a turbocharger is expected to increase from approximately 49% in 2019 to approximately 55% by 2023, according to IHS Markit (“IHS”), which we believe will allow the turbocharger market to grow at a faster rate than overall automobile production. We expect that the powertrain mix evolution trends will remain mostly unchanged, which should support the turbocharger industry in the short to medium term. In particular, the phasing out of battery electric vehicles (“BEV”) incentive in China from June 2019 and the change in new energy vehicles (“NEV”) credit policy in November 2019, have significantly reduced BEV sales in China, which are now below 2018 levels. In Europe, the COVID-19 stimulus packages are mostly directed to electric vehicles, but we do not expect a material adverse impact on the turbocharger market in the short term, as selling price, charging time, charging infrastructure availability and profitability issues for OEMs remain challenges. However, in the long term, a revision of CO2 reduction targets by 2030 proposed by the E.U. could drive an increase of BEV penetration in Europe beyond currently forecasted levels. The turbocharger market volume growth is expected to be particularly strong in China and other high-growth regions in the same period.

In the short to medium term, we believe that turbo penetration will grow as turbos remain one of the most cost-efficient levers to improve the fuel efficiency of conventional Gasoline and Diesel vehicles as well as hybrid and fuel-cell vehicles. Growth in the turbo market is expected in all regions, with special mention for high-growth regions in Asia, where rising income levels continue to drive long-term automotive and vehicle content demand. While these positive factors do not isolate the turbo industry from fluctuations in global vehicle production volumes, such factors may mitigate the negative impact of macroeconomic cycles, or the negative impact of a shift from light vehicle Diesel to light vehicle Gasoline engines.

In addition, specific to Garrett’s financial situation and high debt leverage, we have seen a potential risk developing with some OEMs questioning whether to award (or award less) new business to Garrett in the next few years, which has impacted our long term revenue expectations. In the shorter term, financial stability concerns could also drive some OEMs to consider dual sourcing some of the high volume engine platforms, already awarded to Garrett, in order to balance perceived supply risk and possibly shift volumes to the second source supplier.

Impact of COVID-19 Pandemic

The ongoing global COVID-19 pandemic has created unparalleled challenges for the auto industry in the short-term. In the three months ended March 31, 2020, our manufacturing facility in Wuhan, China was shut down for six weeks in February and March and we saw diminished production in our Shanghai, China facility for that same time period, which adversely impacted our net sales for the period. During the second quarter, while our facilities in China have re-opened, certain of our manufacturing facilities in other geographies have been shut down or operated at reduced capacity during the majority of the period. This situation is expected to continue and may be exacerbated if COVID-19 drives new lockdown measures at our manufacturing facilities. Additional or continued facilities closures or reductions in operation could significantly reduce our production volumes and have a material adverse impact on our business, results of operations and financial condition.

The 2020 auto industry outlook remains highly uncertain, but we believe it is clear that the automotive industry is facing a downturn that will exceed the financial crisis in 2008 and 2009. The vehicle production drop is expected to impact all verticals. Europe and the U.S. are expected to be the most impacted, while China already appears on a recovery path. As a result, we expect a contraction of turbocharger industry revenue in 2020. The health and safety of our employees, customers, and suppliers is our top priority. In parallel, we are continuously updating various scenarios for vehicle demand and OEM production volumes through 2020 and 2021. Each scenario is backed with contingency plans that we believe will allow us to react swiftly to changes in customer demand while protecting Garrett’s long-term growth potential. In addition, we have implemented cost control measures and cash management actions, including:

•	Postponing capital expenditures;
•	Optimizing working capital requirements;
•	Lowering discretionary spending;
•	Flexing the organizational cost by implementing short-term working schemes;
•	Reducing temporary workforce and contract service workers; and
•	Restricting external hiring.

The following charts show our percentage of revenues by geographic region and product line for the three and six months ended June 30, 2020 and the percentage change from the prior year comparable period.

By Geography

By Product Line

•	We are a global business that generated revenues of approximately $0.5 billion and $1.2 billion for the three and six months ended June 30, 2020 respectively.
•

Light vehicle products (which includes Diesel and Gas products, including products for passenger cars, SUVs, light trucks, and other products) accounted for approximately 62% and 65% of our revenues for the three and six months ended June 30, 2020. Commercial vehicle products (products for on-highway trucks and off-highway trucks, construction, agriculture and power-generation machines) accounted for 21% and 20% of our revenues for the three and six months ended June 30, 2020.

•	Our OEM sales contributed approximately 83% and 85% of our revenues while our aftermarket and other products contributed 15% and 13% of our revenues for the three and six months ended June 30, 2020.
•

Approximately 39% and 51% of our revenues came from sales to customers located in Europe, 46% and 32% from sales to customers located in Asia, 14% and 16% from sales to customers in North America, and 1% and 1% from sales to customers in other international markets for the three and six months ended June 30, 2020.

Basis of Presentation

The Consolidated Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All amounts presented are in millions, except per share amounts.

Liabilities under the Subordinated Indemnity Agreement

The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Subordinated Indemnity Agreement, under which Garrett ASASCO is required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Subordinated Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the first quarter of 2020, Garrett ASASCO paid Honeywell the Euro-equivalent of $35 million in connection with the Subordinated Indemnity Agreement. Honeywell and Garrett agreed to defer the payment from Garrett ASASCO under the Subordinated Indemnity Agreement due May 1, 2020 to December 31, 2020 (the “Q2 Payment”).   As of the date of this Quarterly Report on Form 10-Q, we do not anticipate that Garrett ASASCO will make any additional payments under the Subordinated Indemnity Agreement, other than the Q2 Payment, prior to 2022, in accordance with the payment deferral mechanism contained in the Subordinated Indemnity Agreement. Garrett ASASCO has made all payments under the Subordinated Indemnity Agreement under protest, as described below.

On December 2, 2019, the Company and Garrett ASASCO, filed a Summons with Notice in the Commercial Division of the Supreme Court of the State of New York, County of New York (the “NY Supreme Court”) commencing an action (the “Action”) against Honeywell, certain of Honeywell’s subsidiaries and certain of Honeywell’s employees for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 15, 2020, the Company and Garrett ASASCO, filed a Complaint in the NY Supreme Court in connection with the Action. The lawsuit arises from the Subordinated Indemnity Agreement. The Company is seeking declaratory relief; compensatory damages in an amount to be determined at trial; rescission of the Subordinated Indemnity

Agreement; attorneys’ fees and costs and such other and further relief as the Court may deem just and proper. There can be no assurance as to the time and resources that will be required to pursue these claims or the ultimate outcome of the lawsuit. Among other claims, Garrett asserts that Honeywell is not entitled to indemnification because it improperly seeks indemnification for amounts attributable to punitive damages and intentional misconduct, and because it has failed to establish other prerequisites for indemnification under New York law. Specifically, the claim asserts that Honeywell has failed to establish its right to indemnity for each and every asbestos settlement of the thousands for which it seeks indemnification. The Action seeks to establish that the Subordinated Indemnity Agreement is not enforceable, in whole or in part. On March 5, 2020, Honeywell filed a “Notice of Motion to Dismiss Garrett’s Complaint.”  On June 18, 2020, by agreement of the parties, Honeywell withdrew its motion to dismiss and Garrett agreed to file an amended complaint on September 15, 2020.

Results of Operations for the three and six months ended June 30, 2020 compared with the three and six months ended June 30, 2019

Net Sales

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net sales	$477	$802	$1,222	$1,637
% change compared with prior period	(40.5)%		(25.4)%

The change in net sales compared to prior year period is attributable to the following:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Volume	(39.4%)	(23.5%)
Price	0.2%	(0.1%)
Foreign Currency Translation	(1.3%)	(1.8%)
	(40.5%)	(25.4%)

Three Months Ended June 30, 2020 compared with Three Months Ended June 30, 2019

Our net sales decreased for the three months ended June 30, 2020 compared to the prior year period by $325 million or 40.5% (including a negative impact of 1.3% due to foreign currency translation). The decrease in sales was primarily driven by light vehicles OEM products decline of $231 million, commercial vehicles OEM products decline of $62 million, aftermarket products decline of $28 million and other products decline of $5 million.

Our light vehicles OEM product decline was primarily driven by lower diesel volumes in Europe and Asia and lower gasoline volumes in Europe and North America, partially offset by increased gasoline volumes in China as a result of increased turbocharger penetration in gasoline engines and new product launches. The decrease in net sales for commercial vehicles was mainly driven by lower volumes in Europe and North America. The decrease in aftermarket product sales was primarily driven by volume decreases in Europe and North America. The decrease in other net sales was primarily driven by a decrease in prototype volumes.

Due to the Covid-19 pandemic, our manufacturing facilities in Mexicali, Mexico and Pune, India were shut down for five weeks in April and May 2020 and we saw diminished production in our European manufacturing facilities for that same time period, which were the primary drivers of the decrease in sales in the Europe and North America regions during the three months ended June 30, 2020. Since our facilities in China re-opened in the middle of March, the production of those facilities in China has recovered significantly with an increase in net sales of 57% compared to the three months ended June 30, 2019.

Six Months Ended June 30, 2020 compared with Six Months Ended June 30, 2019

Our net sales decreased for the six months ended June 30, 2020 compared to the prior year period by $415 million or 25.4% (including a negative impact of 1.8% due to foreign currency translation). The decrease in sales was primarily driven by light vehicles OEM products decline of $266 million, commercial vehicles OEM products decline of $93 million, aftermarket products decline of $46 million and other products decline of $10 million.

Our light vehicles OEM product decline was primarily driven by lower diesel volumes in Europe and Asia and lower gasoline volumes in Europe and North America, partially offset by increased gasoline volumes in China as a result of increased turbocharger penetration in gasoline engines and new product launches. The decrease in net sales for commercial vehicles was mainly driven by lower volumes in Europe and North America. The decrease in aftermarket product sales was primarily driven by volume decreases in Europe and North America. The decrease in other net sales was primarily driven by a decrease in prototype volumes.

Due to the Covid-19 pandemic, our manufacturing facility in Wuhan, China, was shut down for six weeks in February and March 2020 and we saw diminished production in our Shanghai, China facility for the same time period, which were the primary drivers of the decrease in sales in the Asia region during the three months ended March 31, 2020. Since our facilities in China re-opened in the middle of March, the production of those facilities in China has recovered significantly with an increase in net sales of 20% compared to the six months ended June 30, 2019.

Our manufacturing facilities in Mexicali, Mexico and Pune, India were shut down for five weeks in April and May 2020 and we saw diminished production in our European manufacturing facilities for that same time period, which were the primary drivers of the decrease in sales in the Europe and North America regions during the three months ended June 30, 2020.

Cost of Goods Sold

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Cost of goods sold	$393	$620	$996	$1,259
% change compared with prior period	(36.6)%		(20.9)%
Gross profit percentage	17.6%	22.7%	18.5%	23.1%

Three Months Ended June 30, 2020 compared with Three Months Ended June 30, 2019

Costs of goods sold decreased in the three months ended June 30, 2020 compared to the prior year period by $227 million or 36.6% primarily due to a decrease in direct material costs of $200 million, driven by decreased volumes.

Gross profit percentage decreased by 5.1 percentage points primarily due to unfavorable impact of productivity including lower volume leverage (4.8 percentage points), unfavorable impacts from mix and price (0.8 percentage points), unfavorable impacts from inflation (1.2 percentage points) and higher premium costs (0.4 percentage points), partially offset by the favorable impact of foreign exchange rates (0.3 percentage points), favorable impact from repositioning costs (0.3 percentage points) and lower warranty costs (1.5 percentage points).

Six Months Ended June 30, 2020 compared with Six Months Ended June 30, 2019

Costs of goods sold decreased in the six months ended June 30, 2020 compared to the prior year period by $263 million or 20.9% primarily due to a decrease in direct material costs and labor costs of $235 million, driven by decreased volumes.

Gross profit percentage decreased by 4.6 percentage points primarily due to unfavorable impacts from mix and price (2.2 percentage points),  unfavorable impacts from inflation (0.9 percentage points), unfavorable impact of productivity including lower volume leverage (1.0 percentage points), higher costs from premium freight and other plant related costs (0.4 percentage points), and unfavorable impact from foreign and exchange rates (0.3 percentage points), partially offset by the favorable impacts from foreign exchange rates (0.2 percentage points).

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Selling, general and administrative expense	$51	$58	$112	$118
% of sales	10.7%	7.2%	9.2%	7.2%

Three Months Ended June 30, 2020 compared with Three Months Ended June 30, 2019

Selling, general and administrative expenses decreased in the three months ended June 30, 2020 compared to the prior year period by $7 million, mainly due to $16 million of cost saving actions implemented to ease the impact of Covid-19 on our financial performance, including merit freezes, state funded lay-offs, unpaid leaves and reductions in travel expenses and professional services, as well as one-time Spin-Off costs incurred in the prior year period, partially offset by $9 million in higher professional service fees mainly related to strategic planning costs in the current year period.

Six Months Ended June 30, 2020 compared with Six Months Ended June 30, 2019

Selling, general and administrative expenses decreased in the six months ended June 30, 2020 compared to the prior year period by $6 million, mainly due to $15 million of cost saving actions implemented to ease the impact of Covid-19 on our financial performance, including merit freezes, state funded lay-offs, unpaid leaves and reductions in travel expenses and professional services, as well as one-time Spin-Off costs incurred in the prior year period, partially offset by $9 million higher professional service fees mainly related to strategic planning costs in the current year period.

Other Expense, Net

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Other expense, net	$15	$17	$31	$36
% of sales	3.1%	2.1%	2.5%	2.2%

Three Months Ended June 30, 2020 compared with Three Months Ended June 30, 2019

Other expense, net decreased in the three months ended June 30, 2020 compared to the prior year period by $2 million. The decrease was attributable to the decrease in legal fees incurred in connection with the Subordinated Indemnity Agreement.

Six Months Ended June 30, 2020 compared with Six Months Ended June 30, 2019

Other expense, net decreased in the six months ended June 30, 2020 compared to the prior year period by $5 million. The decrease was attributable to the decrease in legal fees incurred in connection with the Subordinated Indemnity Agreement.

Interest Expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Interest expense	$20	$18	$36	$34

Three Months Ended June 30, 2020 compared with Three Months Ended June 30, 2019

Interest expense increased in the three months ended June 30, 2020 compared to the prior year period by $2 million, mainly due to higher interest expense due to the full drawn down of our Revolving Credit Facility and fees related to the amendment, dated June 12, 2020 (the “2020 Amendment”), to our Credit Agreement, dated as of September 27, 2018 (as amended, the “Credit Agreement”), partially offset by lower interest expense on our Term Loans due to  partial prepayments in 2019.

Six Months Ended June 30, 2020 compared with Six Months Ended June 30, 2019

Interest expense increased in the six months ended June 30, 2020 compared to the prior year period by $2 million, mainly due to higher interest expense due to the full drawn down of our Revolving Credit Facility and Credit Agreement amendment related fees, partially offset by lower interest expense on our Term Loans due to  partial prepayments in 2019.

Non-operating expense (income)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Non-operating (income) expense	$(4)	$2	$(8)	$6

Three Months Ended June 30, 2020 compared with Three Months Ended June 30, 2019

Non-operating (income) expense for the three months ended June 30, 2020 increased to an income of $4 million from an expense of $2 million in the prior year period, primarily due to impacts from changes in foreign exchange rates, net of hedging.

Six Months Ended June 30, 2020 compared with Six Months Ended June 30, 2019

Non-operating (income) expense for the six months ended June 30, 2020 increased to an income of $8 million from an expense of $6 million in the prior year period, primarily due to impacts from changes in foreign exchange rates, net of hedging.

Tax Expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Tax expense	$11	$21	$12	$45
Effective tax rate	550%	24.1%	21.8%	24.5%

See Note 6, Income Taxes of the Notes to the Consolidated Interim Financial Statements for a discussion of the change in effective tax rates for the three and six months ended June 30, 2020 versus the prior year periods.

Net (loss) Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net (loss) Income	$(9)	$66	$43	$139

Three Months Ended June 30, 2020 compared with Three Months Ended June 30, 2019

As a result of the factors described above, there was a net loss of $9 million for the three months ended June 30, 2020 as compared to net income of $66 million for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 compared with Six Months Ended June 30, 2019

As a result of the factors described above, net income was $43 million for the six months ended June 30, 2020 as compared to net income of $139 million for the six months ended June 30, 2019.

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

EBITDA and Adjusted EBITDA(1)(2)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net (loss) income — GAAP	$(9)	$66	$43	$139
Net interest expense (income)	19	15	34	30
Tax expense	11	21	12	45
Depreciation	18	16	37	35
EBITDA (Non-GAAP)	$39	$118	$126	$249
Other expense, net (which consists of indemnification, asbestos and environmental expenses)(3)	14	17	30	36
Non-operating (income) expense(2)(4)	(3)	(3)	(5)	(2)
Stock compensation expense(5)	4	4	6	9
Repositioning charges(6)	1	2	6	3
Foreign exchange (gain) loss on debt, net of related hedging (gain) loss	(1)	8	(1)	8
Spin-off costs(7)(8)	—	8	—	10
Professional service costs(9)	9	—	9	—
Adjusted EBITDA (Non-GAAP)	$63	$154	$171	$313

(1)

We evaluate performance on the basis of EBITDA and Adjusted EBITDA. We define “EBITDA” as our net income (loss) calculated in accordance with U.S. GAAP, plus the sum of net interest expense (income), tax expense and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of non-operating expense (income), other expenses, net (which primarily consists of indemnification, asbestos and environmental expenses), stock compensation expense, repositioning charges, foreign exchange gain (loss) on debt, net of related hedging (gain) loss, Spin-Off costs and professional services costs. We believe that EBITDA and Adjusted EBITDA are important indicators of operating performance and provide useful information for investors because:

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

(3)

The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Subordinated Indemnity Agreement with Honeywell entered into on September 12, 2018, under which Garrett ASASCO is required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. See Note 17, Commitments and Contingencies of Notes to the Consolidated Interim Financial Statements.

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

(7)

During the fourth quarter of 2019 additional spin-off costs related to the first three quarters of 2019 were identified and included within the adjustment for the three and twelve months end December 31, 2019 as presented in our 2019 Form 10K.  As a result, the three and six months ended June 30, 2019 were recast to include these additional costs.

(8)	Spin-Off costs primarily include costs incurred for the set-up of the IT, Legal, Finance, Communications and Human Resources functions after the Spin-Off from Honeywell on October 1, 2018.

(9)	Professional service costs consist of professional service fees to support strategic planning for the Company. We consider these costs to be unrelated to our ongoing core business operations.

Three Months Ended June 30, 2020 compared with Three Months Ended June 30, 2019

Adjusted EBITDA (non-GAAP) decreased by $91 million for the three months ended June 30, 2020 compared to the prior year period. The decrease was primarily due to unfavorable impacts of sales volume ($104 million), inflation ($6 million) and foreign exchange including prior year´s hedge gains ($3 million), partially offset by the favorable impact of productivity net of mix ($9 million), selling, general and administrative expenses ($7 million), lower research and development expenses ($4 million) and price ($2 million).

Six Months Ended June 30, 2020 compared with Six Months Ended June 30, 2019

Adjusted EBITDA (non-GAAP) decreased by $142 million for the six months ended June 30, 2020 compared to the prior year period. The decrease was primarily due to unfavorable impacts of sales volume ($133 million), inflation ($11 million), productivity net of mix ($14 million) and unfavorable impact from price ($1 million), partially offset by the favorable impact of lower research and development expenses ($9 million), selling, general and administrative expenses ($6 million) and foreign exchange including prior year´s hedge losses ($2 million).

Cash flow from operations less Expenditures for property, plant and equipment (1)

	For the Six Months Ended June 30,
	2020	2019
	(Dollars in millions)
Net cash (used for) provided by operating activities — GAAP	(95)	37
Expenditures for property, plant and equipment	(63)	(51)
Cash flow from operations less Expenditures for property, plant and equipment (Non-GAAP)	$(158)	$(14)

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

Cash flow from operations less Expenditures for property, plant and equipment (non-GAAP) decreased by $144 million for the six months ended June 30, 2020 versus the prior year period, primarily due to unfavorable impact from working capital of $58 million, a decrease in net income, net of deferred taxes of $101 million, and an unfavorable impact of $26 million from the issuance of employee continuity awards and customer settlements primarily relating to warranty, pricing, quick saving, partially offset by delayed Obligations payable to Honeywell of $53 million. Additionally, Expenditures for property, plant and equipment expenses increased by $12 million.

Liquidity and Capital Resources

We expect that our cash requirements in 2020 will primarily be to fund operating activities, working capital, and capital expenditures, and to meet our obligations under our debt instruments and the Subordinated Indemnity Agreement described below, as well as the Tax Matters Agreement. In addition, we may engage in repurchases of our debt and equity securities from time to time. In light of the ongoing COVID-19 pandemic, on April 6, 2020, the Company fully drew the remaining funds available under its revolving credit facility of approximately $470 million to increase its financial flexibility in the current environment. The unutilized revolving credit facility proceeds were repaid at the end of the second quarter of 2020. We have historically funded our cash requirements through the combination of cash flows from operating activities, available cash balances and available borrowings through our debt agreements. If these sources of liquidity need to be augmented, additional cash requirements would likely be financed through the issuance of debt or equity securities; however, there can be no assurances, particularly in light of the volatility in global financial markets as a result of the COVID-19 pandemic, that we will be able to obtain additional debt or equity financing on acceptable terms in the future or at all. We believe that our operating cash flows, available cash balances and available borrowings through our debt agreements we enable us to meet our short-term liquidity needs for the next twelve months.

Senior Credit Facilities

On September 27, 2018, we entered into a Credit Agreement by and among us, certain of our subsidiaries, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement was amended on June 12, 2020. The Credit Agreement provides for senior secured financing of approximately the Euro equivalent of $1,254 million, consisting of (i) a seven-year senior secured first-lien term B loan facility, which consists of a tranche denominated in Euro of €375 million and a tranche denominated in U.S. Dollars of $425 million (the “Term B Facility”), (ii) a five-year senior secured first-lien term A loan facility in an aggregate principal amount of €330 million (the “Term A Facility” and, together with the Term B Facility, the “Term Loan Facilities”) and (iii) a five-year senior secured first-lien revolving credit facility in an aggregate principal amount of €430 million with revolving loans to the Swiss Borrower (as defined in the Credit Agreement), to be made available in a number of currencies including Australian Dollars, Euros, Pounds Sterling, Swiss Francs, U.S. Dollars and Yen (the “Revolving Facility” and, together with the Term Loan Facilities, the “Senior Credit Facilities”). Each of the Revolving Facility and the Term A Facility matures five years after the effective date of the Credit Agreement, in each case with certain extension rights in the discretion of each lender. The Term B Facility matures seven years after the effective date of the Credit Agreement, with certain extension rights in the discretion of each lender.

The Senior Credit Facilities are subject to an interest rate, at our option, of either (a) base rate determined by reference to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (3) the one month adjusted LIBOR rate, plus 1% per annum (“ABR”), (b) an adjusted LIBOR rate (“LIBOR”) (which shall not be less than zero), or (c) an adjusted EURIBOR rate (“EURIBOR”) (which shall not be less than zero), in each case, plus an applicable margin. Pursuant to the 2020 Amendment, (i) the margin applicable to loans under the Term B Facility will increase by 75 basis points through the maturity date and (ii) the margin applicable to loans under the Revolving Facility and Term A Facility will increase by 25 basis points until the Company delivers consolidated financial statements as of and for its first fiscal quarter ending on or after the last day of the Relief Period. In addition, pursuant to the 2020 Amendment, if (a) our corporate family rating by Moody’s is B2 or lower or there is no corporate family rating of the Company by Moody’s and, at the same time, (b) our corporate rating from S&P is B+ or lower or there is no corporate rating of the Company by S&P, then upon the first occurrence of this ratings event the margin applicable to loans under our Senior Credit Facilities will increase by 25 basis points through the maturity date.

The applicable margin for the U.S. Dollar tranche of the Term B Facility is currently 3.25% per annum (for LIBOR loans) and 2.25% per annum (for ABR loans) while that for the euro tranche of the Term B Facility is currently 3.50% per annum (for EURIBOR loans). The applicable margin for each of the Term A Facility and the Revolving Credit Facility varies based on our leverage ratio which is increased by 25 basis points until the Company delivers consolidated financial statements as of and for its first fiscal quarter ending on or after the last day of the Relief Period. Accordingly, the interest rates for the Senior Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR, EURIBOR or future changes in our corporate rating or leverage ratio. Interest payments with respect to the Term Loan Facilities are required either on a quarterly basis (for ABR loans) or at the end of each interest period (for LIBOR and EURIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months.

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

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends, to make other distributions or redemptions/ repurchases, in respect of the our and our subsidiaries’ equity interests, to engage in transactions with affiliates, amend certain material documents or to permit the International Financial Reporting Standards equity amount of Lux Borrower (as defined in the Credit Agreement) to decrease below a certain amount. The 2020 Amendment tightened certain of the baskets applicable to our ability to incur additional indebtedness, create liens, and make investments and restricted payments. These increased restrictions will no longer apply following the conclusion of the Relief Period. The 2020 Amendment also modifies the conditions to drawdown under the Revolving Facility and makes certain other changes to the Senior Credit Facilities.

The Credit Agreement also contains financial covenants, including a consolidated total leverage ratio covenant and a consolidated interest coverage ratio covenant. The 2020 Amendment provides that the consolidated total leverage ratio covenant and consolidated interest coverage ratio covenant will not apply until the earlier of the occurrence of a Covenant Relief Termination Event (as defined below) and the conclusion of the Relief Period and puts the following financial ratios and tests in place during the Relief Period:

•

Minimum Liquidity: As of the end of each fiscal month, commencing with the fiscal month ending June 30, 2020, the restricted group under the Credit Agreement must have minimum liquidity of not less than: (a) $125 million through, and including, the fiscal month ending March 31, 2021 and (b) $200 million, as of the end of each fiscal month ending thereafter for the remainder of the Relief Period. Liquidity includes available unrestricted cash and amounts available to be drawn under the Revolving Facility.

•

Net Secured Leverage Ratio: As of the end of each fiscal quarter, commencing with fiscal quarter ending June 30, 2020, the ratio of (a)(i) consolidated secured debt minus (ii) the lesser of available unrestricted cash on such day and $100 million to (b) consolidated EBITDA over the last twelve months, must not exceed the ratio set out in the table below:

Fiscal Quarter Ending	Consolidated Net Secured Leverage Ratio
June 30, 2020	5.75 to 1.00
September 30, 2020	9.25 to 1.00
December 31, 2020	10.75 to 1.00
March 31, 2021	11.75 to 1.00
June 30, 2021	6.50 to 1.00
September 30, 2021	4.50 to 1.00
December 31, 2021	4.25 to 1.00
March 31, 2022	3.75 to 1.00
June 30, 2022	3.50 to 1.00

•

Maximum Cash: Commencing with the fiscal month ending June 30, 2020, the Company must not permit the average amount of available unrestricted cash of the restricted group under the Credit Agreement based on the balance for each of the last five business days of the fiscal month to exceed $165 million.

Upon the occurrence of a Covenant Relief Termination Event or the conclusion of the Relief Period, the total leverage ratio and interest coverage ratio covenants included in the Credit Agreement will again apply. The minimum liquidity, net secured leverage ratio and maximum cash covenants will no longer apply following the conclusion of the Relief Period.

The “Relief Period” will conclude on the earlier of (a) June 30, 2022 and (b) the date on which the administrative agent receives a certificate from a financial officer of the Company certifying as of such date that (i) the Company is in compliance with the total leverage ratio and interest coverage ratio covenants included in the Credit Agreement as they would apply without giving effect to the Relief Period for the most recently ended period of four consecutive fiscal quarters ended on or prior to such date and (ii) if such date is on or prior to the date of delivery of the Company’s financial statements with respect to the period of four consecutive quarters ending June 30, 2022, based on a financial model provided to the administrative agent, the Company expects in good faith that it will be in compliance with such total leverage ratio and interest coverage ratio covenants as they would apply without giving effect to the Relief Period from the end of the quarter in which such certificate is given until and including the period of four consecutive quarters ending June 30, 2022.

A “Covenant Relief Termination Event” will occur if any member of the restricted group under the Credit Agreement (including Garrett ASASCO) makes any payment under the Subordinated Indemnity Agreement but excluding the payment in respect of the second fiscal quarter of 2020. As of the date of this Quarterly Report on Form 10-Q, we do not anticipate that a Covenant Relief Termination Event will occur prior to 2022.

We were in compliance with our financial covenants as of June 30, 2020.

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

Subordinated Indemnity Agreement

On September 12, 2018, Garrett ASASCO entered into the Subordinated Indemnity Agreement, under which Garrett ASASCO is required to make certain payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of the Subordinated Indemnity Agreement, Garrett ASASCO is responsible for paying to Honeywell such amounts, up to a cap of an amount equal to the Distribution Date Currency Exchange Rate (1.16977 USD = 1 EUR) equivalent of $175 million (exclusive of any late payment fees) in respect of such liabilities arising in any given calendar year. This Subordinated Indemnity Agreement may have material adverse effects on our liquidity and cash flows and on our results of operations, regardless of whether we experience a decline in net sales. See “We are subject to risks associated with the Indemnification and Reimbursement Agreement, pursuant to which we are required to make substantial cash payments to Honeywell, measured in substantial part by reference to estimates by Honeywell of certain of its liabilities” under “Risk Factors” in our 2019 Form 10-K. In addition, the payments that Garrett ASASCO is required to make to Honeywell pursuant to the terms of the Subordinated Indemnity Agreement will not be deductible for U.S. federal income tax purposes. The Subordinated Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.

During the first quarter of 2020, Garrett ASASCO paid Honeywell the Euro-equivalent of $35 million in connection with the Subordinated Indemnity Agreement. In January 2020 we received from Honeywell the 2019 Prior Year Aggregate Loss Statement (as defined in the Subordinated Indemnity Agreement) which confirmed that the payments made to Honeywell as required by the Subordinated Indemnity Agreement in 2019 included an overpayment of $33 million.  This payment will be deducted from the Q2 Payment and will reduce the cash payments payable to Honeywell in 2020.  Honeywell and Garrett have agreed to defer the Q2 Payment due May 1, 2020 to December 31, 2020.   As of the date of this Quarterly Report on Form 10-Q, based on the Company’s current forecasts, we do not anticipate that Garrett ASASCO will make any additional payments under the Subordinated Indemnity Agreement, other than the Q2 Payment, prior to 2022, in accordance with the payment deferral mechanism contained in the Subordinated Indemnity Agreement.

We are currently engaged in litigation against Honeywell in connection with the Subordinated Indemnity Agreement. For additional information, see Part II, Item 1. Legal Proceedings.

Tax Matters Agreement

On September 12, 2018, we entered into a Tax Matters Agreement with Honeywell (the “Tax Matters Agreement”), which governs the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests).

The Tax Matters Agreement generally provides that we are responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. Among other items, as a result of the mandatory transition tax imposed by the Tax Cuts and Jobs Act, Garrett ASASCO is required to make payments to a subsidiary of Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. We estimate that Garrett ASASCO’s total aggregate payments to Honeywell with respect to the mandatory transition tax will be $240 million with $193 million in payments remaining as of December 31, 2019. Under the terms of the Tax Matters Agreement, Garrett ASASCO is required to pay this amount in Euros, without interest, in five annual installments, each equal to 8% of the aggregate amount, followed by three additional annual installments equal to 15%, 20% and 25% of the aggregate amount, respectively. Garrett ASASCO paid the first annual installment in October 2018 and subsequent annual installments are due in April of each year. The annual installment due on April 1, 2020 has been deferred to December 31, 2020 in agreement with Honeywell.

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

On July 17, 2020, we provided notice to Honeywell asserting that Honeywell has caused material breaches of the Tax Matters Agreement and that the Tax Matters Agreement is unenforceable.

Cash Flow Summary for the Six Months Ended June 30, 2020 and 2019

	For the Six Months Ended June 30,
	2020	2019
	(Dollars in millions)
Cash (used for) provided by:
Operating activities	(95)	37
Investing activities	(64)	(33)
Financing activities	114	(17)
Effect of exchange rate changes on cash	(3)	(1)
Net decrease in cash and cash equivalents	$(48)	$(14)

Cash used for operating activities increased by $132 million for the six months ended June 30, 2020 versus the prior year period, primarily due to an unfavorable impact from working capital of $58 million, a decrease in net income, net of deferred taxes of $101 million, an unfavorable impact of $26 million in employee continuity awards and customer settlements primarily relating to warranty, pricing and quick saving, partially offset by a delayed Obligations payable to Honeywell of $53 million.

Cash used for investing activities increased by $31 million for the six months ended June 30, 2020 versus the prior year period, primarily due to an unfavorable impact from Expenditures for property, plant and equipment of $12 million and an unfavorable impact from a prior year settlement received on the re-couponing of our cross currency swap contract of $19 million.

Cash provided by financing activities increased by $131 million for the six months ended June 30, 2020 versus the prior year period. The increase was driven by a draw down on our Revolving Credit Facility of $119 million and payments of long-term debt during the six months ended June 30, 2020 totaling $2 million, as compared to $21 million of such payments during the prior year period.

Seasonality

Our business is typically moderately seasonal. Our primary North American customers historically reduce production during the month of July and halt operations for approximately one week in December; our European customers generally reduce production during the months of July and August and for one week in December; and our Chinese customers often reduce production during the period surrounding the Chinese New Year. Shut-down periods in the rest of the world generally vary by country. In addition, automotive production is traditionally reduced in the months of July, August and September due to the launch of parts production for new vehicle models. Accordingly, our results have historically reflected this seasonality. Our sales predictability in the short term might also be impacted by sudden changes in customer demand, driven by our OEM customers’ supply chain management.

We also typically experience seasonality in cash flow, as a relatively small portion of our full year cash flow is typically generated in the first quarter of the year and a relatively large portion in the last quarter. This seasonality in cash flow is mostly caused by timing of supplier payments for capital expenditures, changes in working capital balances related to the sales seasonality discussed above, and the impact of incentive payments to management. Additionally, tax payments are due based on jurisdictional requirements which vary in timing throughout the year.

Contractual Obligations and Probable Liability Payments

There have been no material changes to our contractual obligations from those described in our 2019 Form 10-K, other than with regards to the anticipated timing of our payments under the Subordinated Indemnity Agreement as described elsewhere in this Quarterly Report on Form 10-Q.

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

In light of the near-term impact of the COVID-19 pandemic, we have reviewed current capital expenditure programs and re-phased some programs related to future capacity expansion, and long-term development programs.  We expect this to materially reduce new capital expenditures in 2020 without having an adverse effect on our ability to deliver long-term projects on time.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of our Consolidated Interim Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. Actual results could differ from our estimates and assumptions, and any such differences could be material to our financial statements. Our critical accounting policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2019 Form 10-K. As of June 30, 2020, there were no significant changes to any of our critical accounting policies.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies of the Notes to Consolidated Interim Financial Statements for further discussion of recent accounting pronouncements.

Other Matters

Litigation and Environmental Matters

See Note 17, Commitments and Contingencies of the Notes to the Consolidated Interim Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report on Form 10-K for the year ended December 31, 2019. As of June 30, 2020, there have been no material changes in this information.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On December 2, 2019, the Company and its subsidiary, Garrett ASASCO Inc., filed a Summons with Notice in the Commercial Division of the Supreme Court of the State of New York, County of New York (the “NY Supreme Court”) commencing an action (the “Action”) against Honeywell, certain of Honeywell’s subsidiaries and certain of Honeywell’s employees for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 15, 2020, the Company and Garrett ASASCO Inc. filed a Complaint in the NY Supreme Court in connection with the Action. The lawsuit arises from the Subordinated Indemnity Agreement. The Company is seeking declaratory relief, compensatory damages in an amount to be determined at trial rescission of the Subordinated Indemnity Agreement, attorneys’ fees and costs, and such other and further relief as the Court may deem just and proper. Among other claims, Garrett asserts that Honeywell is not entitled to indemnification because it improperly seeks indemnification for amounts attributable to punitive damages and intentional misconduct, and because it has failed to establish other prerequisites for indemnification under New York law. Specifically, the claim asserts that Honeywell has failed to establish its right to indemnity for each and every asbestos settlement of the thousands for which it seeks indemnification. The Action seeks to establish that the Subordinated Indemnity Agreement is not enforceable, in whole or in part. On March 5, 2020, Honeywell filed a “Notice of Motion to Dismiss Garrett’s Complaint.”  On June 18, 2020, by agreement of the parties, Honeywell withdrew its motion to dismiss and Garrett agreed to file an amended complaint on September 15, 2020.

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

During 2020, the novel coronavirus disease, COVID-19, has spread across the world, including throughout Asia, the United States and Europe. The outbreak and government measures taken in response have also had a significant adverse impact, both direct and indirect, on our businesses and the economy. Our manufacturing facility in Wuhan, China was shut down for six weeks in February and March 2020 and we saw diminished production in our Shanghai, China facility for that same time period, which were the primary drivers of the decrease in sales in the Asia region during the three months ended March 31, 2020. While our facilities in China have re-opened, our manufacturing facilities in Mexicali, Mexico and Pune, India were shut down for five weeks in April and May 2020 and our manufacturing facilities in Europe operated at reduced capacity for the three months ending June 30, 2020. This significantly reduced our production volumes and had a material adverse impact on our business, results of operations and financial condition. We expect these disruptions will continue to negatively impact our revenues in 2020. We have also faced limitations on our employee resources, including because of stay-at-home orders from local governments, new Paid Time Off policies, employee furloughs, state-funded layoffs, sickness of employees or their families or the desire of employees to avoid contact with large groups of people. The pandemic has also diverted management resources and the prolonged work-from-home arrangements have created business continuity and cybersecurity risks.

Certain of our customers have been similarly affected and are experiencing closures and labor shortages. As a result of such closures, we have experienced weakened demand from our customers, who have not been able to accept orders or have delayed or canceled orders, which has negatively affected our revenues. If this trend continues, our revenues will continue to be negatively impacted.

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

Our leveraged capital structure and liabilities to Honeywell may pose significant challenges to our overall strategic and financial flexibility and have a material adverse effect on our business, liquidity position and financial position.

As previously disclosed, on June 12, 2020, we entered into an amendment to the Credit Agreement to obtain relief from certain of our financial covenants, including our consolidated leverage ratio, in light of current and anticipated operating conditions.  Notwithstanding the relief negotiated with our lenders, our leverage ratio remains high and we expect that it will remain so for at least the next several quarters. This high leverage is exacerbated by Garrett ASASCO’s significant liabilities and obligations to Honeywell under the Subordinated Indemnity Agreement and the Tax Matters Agreement. Our leveraged capital structure poses significant challenges to our overall strategic and financial flexibility and may impair our ability to gain or hold market share in the highly competitive automotive supply market. This leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage. In addition, our business has been and may continue to be significantly impacted by the COVID-19 pandemic and related response measures, which has had adverse consequences for our leverage. See “-The COVID-19 pandemic has adversely impacted and is expected to further adversely impact our business and results of operations.” above for more information.  If we are unable to manage through these challenges, or if our liquidity position is otherwise impaired, including as a result of the COVID-19 pandemic and related response measures, we may be required to take further actions to manage our liabilities.  Any actions in relation to liability management may materially reduce the value or trading price of our common stock, dilute existing holders of our common stock by the issuance of equity (whether through conversion of existing liabilities into equity or otherwise) or result in the cancellation of existing common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1+	Indemnification and Reimbursement Agreement, dated September 12, 2018, by and among Honeywell ASASCO Inc., Honeywell ASASCO 2 Inc., and Honeywell International Inc.	8-K	001-38636	2.1	2/27/2020
2.2+	Tax Matters Agreement, dated September 12, 2018, by and between Honeywell International Inc., Garrett Motion Inc., and, solely for purposes of Section 3.02(g), 5.05 and 6.13(b), Honeywell ASASCO Inc. and Honeywell ASASCO 2 Inc.	8-K	001-38636	2.2	9/14/2018
3.1	Amended and Restated Certificate of Incorporation of Garrett Motion Inc.	S-8	333-227619	4.1	10/1/2018
3.2	Amended and Restated By-laws of Garrett Motion Inc.	S-8	333-227619	4.2	10/1/2018
4.1	Indenture, dated as of September 27, 2018, between Garrett LX I S.à r.l, Garrett Borrowing LLC, the Company, the guarantors named therein, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Security Agent and Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent	8-K	001-38636	4.1	10/1/2018
10.1	Employment Contract, dated May 29, 2020, between Garrett Motion Sàrl, Garrett Motion Inc. and Sean Deason.					*
10.2	Addendum to Employment Agreement, dated June 8, 2020, between Garrett Motion Sàrl and Peter Bracke.					*
10.3	First Amendment, dated as of June 12, 2020, to the Credit Agreement dated as of September 27, 2018, among the Company, Garrett LX I S.à r.l., Garrett LX II S.à r.l., Garrett LX III S.à r.l., Garrett Borrowing LLC, Garrett Motion Sàrl (f/k/a Honeywell Technologies Sàrl), the other Loan Parties party thereto, the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-38636	10.1	6/12/2020
10.4	First Amendment, dated as of June 12, 2020, to the Indemnification and Reimbursement Agreement, dated as of September 12, 2018, among HHI, Honeywell International Inc., and Garrett ASASCO.	8-K	001-38636	10.2	6/12/2020
10.5	Form of Continuity Award Agreement.	8-K	001-38636	10.1	6/19/2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: July 30, 2020	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: July 30, 2020	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer