Form 10-Q
period 2020-09-30
Garrett Motion Inc.
filed 2020-11-02
CIK 1735707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☐

As of October 26, 2020, the registrant had 75,788,279 shares of common stock, $0.001 par value per share, outstanding.

i

EXPLANATORY NOTE

On September 20, 2020 (the “Petition Date”), Garrett Motion Inc. (the “Company”) and certain of its subsidiaries (collectively, the “Debtors”) each filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under the caption “In re: Garrett Motion Inc., 20-12212.”

On the Petition Date, the Debtors entered into a Restructuring Support Agreement (the “RSA”) with consenting lenders (the “Consenting Lenders”) holding, in the aggregate, approximately 61% of the aggregate outstanding principal amount of loans under that certain Credit Agreement, dated as of September 27, 2018, (as amended, restated, supplemented or otherwise modified from time to time, the “Prepetition Credit Agreement”) by and among the Company, as Holdings, Garrett LX III S.à r.l., as Lux Borrower, Garrett Borrowing LLC, as U.S. Co-Borrower, Garrett Motion S.à r.l., as Swiss Borrower, the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Pursuant to the RSA, the Consenting Lenders and the Debtors have agreed to the principal terms of a financial restructuring, to be implemented through a plan of reorganization under the Bankruptcy Code (the “Plan”), and is expected to include the sale of all or substantially all of the assets of certain Debtors and of the stock of certain Debtors and other subsidiaries, as further described below.

On the Petition Date, certain of the Debtors also entered into a share and asset purchase agreement (the “Stalking Horse Purchase Agreement”) with AMP Intermediate B.V. (the “Stalking Horse Bidder”) and AMP U.S. Holdings, LLC, each affiliates of KPS Capital Partners, LP, pursuant to which the Stalking Horse Bidder has agreed to purchase, subject to the terms and conditions contained therein, all of the equity interests in each of Garrett LX I S.à r.l., and Garrett Transportation I Inc. (subject to an election by the Stalking Horse Bidder to purchase substantially all of the assets of Garrett Transportation I Inc., instead of its equity), along with certain other assets and liabilities of the Debtors pursuant to the Plan. On October 19, 2020, the Company received a proposal from the Stalking Horse Bidder to revise its bid following the Bankruptcy Court’s entry on October 24, 2020 of an order approving bidding procedures and stalking horse protections to, among other things, increase consideration by $500 million (for total consideration of $2.6 billion) and offer the Company’s existing stockholders the opportunity to co-invest in the reorganized business (the “Stalking Horse Bidder Revised Proposal”). The Stalking Horse Purchase Agreement and the Stalking Horse Bidder Revised Proposal are subject to Bankruptcy Court approval and are intended to constitute a “stalking horse” bid that is subject to higher and better bids by third parties in accordance with bidding procedures approved by the Bankruptcy Court. Such bids by third parties may include proposals for stand-alone plans of reorganization.

On October 6, 2020, the Bankruptcy Court entered an order granting interim approval of the Debtors’ entry into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), with the lenders party thereto (the “DIP Lenders”) and Citibank N.A. as administrative agent (the “DIP Agent”). On October 9, 2020 (the “Closing Date”), the Company, the DIP Agent and the DIP Lenders entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a senior secured, super-priority term loan (the “DIP Term Loan Facility”) in the principal amount of $200 million, $100 million of which was funded on the Closing Date and $100 million of which was subsequently funded on October 26, 2020, following entry of the Bankruptcy Court’s final order approving the DIP Term Loan Facility on October 23, 2020. The proceeds of the DIP Term Loan Facility are to be used by the Debtors to (a) pay certain costs, premiums, fees and expenses related to the Chapter 11 Cases, (b) make payments pursuant to any interim or final order entered by the Bankruptcy Court pursuant to any “first day” motions permitting the payment by the Debtors of any prepetition amounts then due and owing; (c) make certain adequate protection payments in accordance with the DIP Credit Agreement and (d) fund working capital needs of the Debtors and their subsidiaries to the extent permitted by the DIP Credit Agreement.

See Note 1 Background and Basis of Presentation of the Notes to the Company’s Condensed Consolidated Interim Financial Statements for additional information regarding the Chapter 11 Cases, the RSA, the Stalking Horse Purchase Agreement and the DIP Credit Agreement. The disclosures in this Quarterly Report on Form 10-Q should be read in the context of the Chapter 11 Cases. All documents filed with the Bankruptcy Court are available for inspection at the Office of the Clerk of the Bankruptcy Court or online (a) for a fee on the Bankruptcy Court’s website at www.ecf.uscourts.gov and (b) free of charge on the website of the Debtors’ claims and noticing agent, Kurtzman Carson Consultants LLC at http://www.kccllc.net/garrettmotion.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, the consequences and outcome of the Chapter 11 Cases, other potential claims against the Debtors related to the Chapter 11 Cases, the impact of the delisting of our common stock from the New York Stock Exchange, the anticipated impact of the novel coronavirus (“COVID-19”) pandemic on our business, results of operations and financial position, expectations regarding the growth of the turbocharger and electric vehicle markets and other industry trends, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, anticipated investments in our business, our business strategy, pending litigation, anticipated payments under our agreements with Honeywell, and the expected timing of those payments, anticipated interest expense, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including:

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

19.	risks related to international operations and our investment in foreign markets, including risks related to the withdrawal of the United Kingdom from the European Union;
20.	risks related to our agreements with Honeywell, such as the indemnification and reimbursement agreement and tax matters agreement;
21.	the terms of our indebtedness and our ability to access capital markets;
22.	unforeseen adverse tax effects;
23.	costs related to operating as a standalone public company and failure to achieve benefits expected from the Spin-Off;
24.

our leveraged capital structure and liabilities to Honeywell may pose significant challenges to our overall strategic and financial flexibility and have a material adverse effect on our business, liquidity position and financial position;

25.	inability to recruit and retain qualified personnel;
26.

the ability to obtain Bankruptcy Court approval in the Chapter 11 Cases with respect to the Debtors’ motions, the outcome of the Bankruptcy Court’s rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general, including the length of time the Debtors will operate in the Chapter 11 Cases;

27.	restrictions on our operations as a result of the Chapter 11 Cases, the Stalking Horse Purchase Agreement and the DIP Credit Agreement;
28.	ability to complete a sale transaction (including in accordance with the Stalking Horse Purchase Agreement) or realize adequate consideration for such sale with the approval of the Bankruptcy Court;
29.	the outcome of our litigation against Honeywell in the Chapter 11 Cases;
30.

the potential adverse effects of extended operation during the Chapter 11 Cases on our business, financial condition, results of operations and liquidity, including potential loss of customers and suppliers, management and other key personnel;

31.	the availability of additional financing to maintain our operations if the DIP Term Loan Facility should become unavailable or insufficient;
32.	the potential to experience increased levels of employee attrition as a result of the Chapter 11 Cases;
33.	ability to utilize our net operating loss carryforwards in future years;
34.	other litigation and the inherent risks involved in a bankruptcy process, including the possibility of converting to a proceeding under Chapter 7 of the Bankruptcy Code;
35.	the effect of the Chapter 11 Cases on the trading price and liquidity of our securities; and
36.

the other factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission.

You should read this Quarterly Report on Form 10-Q and the documents that we reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GARRETT MOTION INC.

(Debtor-in-Possession)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions, except per share amounts)
Net sales (Note 4)	804	781	2,026	2,418
Cost of goods sold	652	609	1,648	1,868
Gross profit	$152	$172	$378	$550
Selling, general and administrative expenses	103	68	215	186
Other expense, net (Note 6)	14	18	45	54
Interest expense (excludes contractual interest for the three and nine months ended September 30, 2020 of $0) (Note 2)	20	18	56	52
Non-operating expense (income)	1	(4)	(7)	2
Reorganization items, net	4	—	4	—
Income before taxes	$10	$72	$65	$256
Tax (benefit) expense (Note 7)	(1)	34	11	79
Net income	$11	$38	$54	$177

Earnings per common share
Basic	$0.15	$0.51	$0.72	$2.37
Diluted	$0.14	$0.50	$0.71	$2.34

Weighted average common shares outstanding
Basic	75,739,152	74,753,593	75,456,358	74,528,740
Diluted	75,943,994	75,704,457	76,123,548	75,700,652

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

(Debtor-in-Possession)

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net income	$11	$38	$54	$177
Foreign exchange translation adjustment	(100)	102	(111)	127
Defined benefit pension plan adjustment, net of tax (Note 19)	—	—	—	1
Changes in fair value of effective cash flow hedges, net of tax (Note 15)	(6)	8	(8)	10
Total other comprehensive (loss) income, net of tax	$(106)	$110	$(119)	$138
Comprehensive (loss) income	$(95)	$148	$(65)	$315

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

(Debtor-in-Possession)

CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$312	$187
Restricted cash	3	—
Accounts, notes and other receivables – net (Note 8)	710	707
Inventories – net (Note 10)	237	220
Other current assets	130	85
Total current assets	1,392	1,199
Investments and long-term receivables	34	36
Property, plant and equipment – net	465	471
Goodwill	193	193
Deferred income taxes	265	268
Other assets (Note 11)	118	108
Total assets	$2,467	$2,275
LIABILITIES
Current liabilities:
Accounts payable	$461	$1,009
Borrowings under revolving credit facility	370	—
Current maturities of long-term debt	—	4
Obligations payable to Honeywell, current (Note 18)	—	69
Accrued liabilities (Note 12)	201	310
Total current liabilities	1,032	1,392
Long-term debt	1,045	1,409
Deferred income taxes	2	51
Obligations payable to Honeywell (Note 18)	—	1,282
Other liabilities (Note 13)	114	274
Total liabilities not subject to compromise	$2,193	$4,408
Liabilities subject to compromise	2,470	—
Total liabilities	$4,663	$4,408
COMMITMENTS AND CONTINGENCIES (Note 18)
EQUITY (DEFICIT)
Common stock, par value $0.001; 400,000,000 shares authorized, 76,202,169 and 74,911,139 issued and 75,788,279 and 74,826,329 outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Additional paid-in capital	26	19
Retained earnings	(2,233)	(2,282)
Accumulated other comprehensive income (Note 16)	11	130
Total stockholders' deficit	(2,196)	(2,133)
Total liabilities and stockholders' deficit	$2,467	$2,275

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

(Debtor-in-Possession)

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September30,
	2020	2019
	(Dollars in millions)
Cash flows from operating activities:
Net income	$54	$177
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash reorganization items, net	4	—
Deferred income taxes	(25)	4
Depreciation	60	55
Amortization of deferred issuance costs	5	5
Foreign exchange loss	(15)	32
Stock compensation expense	8	14
Pension expense	1	4
Other	9	7
Changes in assets and liabilities:
Accounts, notes and other receivables	(35)	(29)
Inventories	(26)	(33)
Other assets	(54)	7
Accounts payable	(126)	18
Accrued liabilities	(22)	(48)
Obligations payable to Honeywell	6	(84)
Other liabilities	20	(4)
Net cash (used for) provided by operating activities	$(136)	$125
Cash flows from investing activities:
Expenditures for property, plant and equipment	(79)	(74)
Other	—	12
Net cash used for investing activities	$(79)	$(62)
Cash flows from financing activities:
Proceeds from revolving credit facility	1,449	550
Payments of revolving credit facility	(1,100)	(550)
Payments of long-term debt	(2)	(62)
Debtor-in-possession financing fees	(4)	—
Other	(3)	—
Net cash provided by (used for) financing activities	340	(62)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	3	(7)
Net increase/(decrease) in cash, cash equivalents and restricted cash	128	(6)
Cash and cash equivalents at beginning of period	187	196
Cash, cash equivalents and restricted cash at end of period	$315	$190
Supplemental Cash Flow Disclosure:
Reorganization items paid	—	—

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

(Debtor-in-Possession)

CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)

(Unaudited)

(in millions)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income/(Loss)	Deficit
	(in millions)
Balance at December 31, 2018	74	—	5	(2,595)	73	(2,517)
Net income	—	—	—	73	—	73
Other comprehensive income, net of tax	—	—	—	—	63	63
Stock-based compensation	1	—	5	—	—	5
Balance at March 31, 2019	75	—	10	(2,522)	136	(2,376)
Net income	—	—	—	66	—	66
Other comprehensive income, net of tax	—	—	—	—	(35)	(35)
Stock-based compensation	—	—	4	—	—	4
Balance at June 30, 2019	75	—	14	(2,456)	101	(2,341)
Net income	—	—	—	38	—	38
Other comprehensive income, net of tax	—	—	—	—	110	110
Stock-based compensation	—	—	5	—	—	5
Balance at September 30, 2019	75	—	19	(2,418)	211	(2,188)

Balance at December 31, 2019	75	—	19	(2,282)	130	(2,133)
Net income	—	—	—	52	—	52
Other comprehensive income, net of tax	—	—	—	—	39	39
Stock-based compensation	—	—	2	—	—	2
Tax withholding related to vesting of restricted stock units and other	—	—	(1)	—	—	(1)
Adoption impact of ASU 2016-13, Financial Instruments - Credit Losses	—	—	—	(5)	—	(5)
Balance at March 31, 2020	75	—	20	(2,235)	169	(2,046)
Net loss	—	—	—	(9)	—	(9)
Other comprehensive loss, net of tax	—	—	—	—	(52)	(52)
Stock-based compensation	—	—	4	—	—	4
Balance at June 30, 2020	75	—	24	(2,244)	117	(2,103)
Net loss	—	—	—	11	—	11
Other comprehensive loss, net of tax	—	—	—	—	(106)	(106)
Stock-based compensation	—	—	2	—	—	2
Balance at September 30, 2020	75	—	26	(2,233)	11	(2,196)

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

(Debtor-in-Possession)

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

COVID-19

In December 2019, a strain of novel coronavirus disease, COVID-19, was identified in Wuhan, China. This virus has been declared a pandemic and has spread across the world, including throughout Asia, the United States and Europe. Our business operations have been materially disrupted and our revenues have decreased significantly as a result of the COVID-19 pandemic and related response measures, and we expect our financial performance in the quarter ending December 31, 2020, and in future fiscal quarters, to be materially negatively affected by the pandemic and its impact on the global automotive industry.

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

The commencement of the Chapter 11 Cases (as defined below) constituted an event of default that accelerated the Company’s obligations, as applicable, under the Credit Agreement. The Credit Agreement provides that as a result of the commencement of the Chapter 11 Cases, the principal, interest and all other amounts due thereunder shall be immediately due and payable. Any efforts to enforce the payment obligations under the Credit Agreement are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Credit Agreement are subject to the applicable provisions of the Bankruptcy Code.

Voluntary Filing Under Chapter 11

On September 20, 2020 (the “Petition Date”), the Company and certain of its subsidiaries (collectively, the “Debtors”) each filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under the caption “In re: Garrett Motion Inc., 20-12212.”  On September 22 and 24, 2020, the Bankruptcy Court entered orders granting interim approval of certain forms of relief requested by the Debtors, enabling the Debtors to conduct their business activities in the ordinary course, subject to the terms and conditions of such orders, including authorizing the Debtors to pay employee wages and benefits, to pay taxes and certain governmental fees and charges, to continue to operate the Debtors’ cash management system in the ordinary course, to maintain certain customer programs, and to pay the prepetition claims of certain of the Debtors’ vendors. On October 20, 21 and 26, 2020, the Bankruptcy Court entered orders granting such relief on a final basis. For goods and services provided following the Petition Date, the Debtors continue to pay vendors under normal terms.

The Consolidated Interim Financial Statements included herein have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852, Reorganizations. See Note 2, Reorganization and Chapter 11 Proceedings, for further details.

Delisting from NYSE

On September 20, 2020, the Company was notified by the New York Stock Exchange (the “NYSE”) that, as a result of the Chapter 11 Cases, and in accordance with Section 802.01D of the NYSE Listed Company Manual, that the NYSE had commenced proceedings to delist the Company’s common stock from the NYSE. The NYSE indefinitely suspended trading of the Company’s common stock on September 21, 2020. The Company determined not to appeal the NYSE’s determination. On October 8, 2020, the NYSE filed a Form 25-NSE with the Securities and Exchange Commission, which removed the Company’s common stock from listing and registration on the NYSE effective as of the opening of business on October 19, 2020.

Going Concern

The accompanying Consolidated Interim Financial Statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities subject to compromise will be resolved in connection with the Chapter 11 Cases. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to successfully implement a plan of reorganization in the Chapter 11 Cases, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying Consolidated Interim Financial Statements. Further, any plan of reorganization in the Chapter 11 Cases could materially change the amounts and classifications of assets and liabilities reported in the Consolidated Interim Financial Statements. The accompanying Consolidated Interim Financial Statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. As a result of our financial condition, uncertainty related to the impacts of COVID-19, and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that we will be able to continue as a going concern.

Basis of Presentation

The Consolidated Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All amounts presented are in millions, except per share amounts.

Asbestos-related expenses, net of probable insurance recoveries, are presented within Other expense, net in the Consolidated Interim Statement of Operations. Honeywell is subject to certain asbestos-related and environmental-related liabilities, primarily related to its legacy Bendix business. In conjunction with the Spin-Off, certain operations that were part of the Bendix business, along with the ownership of the Bendix trademark, as well as certain operations that were part of other legacy elements of the Business, were transferred to us. The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the indemnification and reimbursement agreement with Honeywell entered into on September 12, 2018 (the “Subordinated Asbestos Indemnity Agreement”), under which Garrett ASASCO is required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Subordinated Asbestos Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.  We are currently engaged in litigation against Honeywell in connection with the Subordinated Asbestos Indemnity Agreement. For additional information, see Note 18, Commitments and Contingencies.

The preparation of the financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on assumptions that it believes to be reasonable under the circumstances, including considerations for the impact from the outbreak of the COVID-19 pandemic on the Company's business due to various global macroeconomic, operational and supply chain risks as a result of COVID-19. Actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Furthermore, while operating as “debtors-in-possession” under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business and subject to restrictions of the debtor in possession (“DIP”) financing, for amounts other than those reflected in the accompanying unaudited Consolidated Interim Financial Statements. Any such actions occurring during the Chapter 11 Cases, including through a plan of reorganization confirmed by the Bankruptcy Court could materially impact the amounts and classifications of assets and liabilities reported in the unaudited Consolidated Interim Financial Statements.

The Consolidated Interim Financial Statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The Consolidated Interim Financial Statements should be read in conjunction with the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 27, 2020 (our “2019 Form 10-K”). The results of operations for the three and nine months ended September 30, 2020 and cash flows for the nine months ended September 30, 2020 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention: the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. For differences in actual closing dates that are material to year-over-year comparisons of quarterly or year-to-date results, such differences have been adjusted for the three months ended September 30, 2020. Our actual closing dates for the three months ended September 30, 2020 and 2019 were September 26, 2020 and September 28, 2019, respectively.

2. Reorganization and Chapter 11 Proceedings

Key Events and Voluntary Petition for Reorganization

Due to the Company´s highly leveraged capital structure resulting from the Spin-Off, the Company began a strategic review process assisted by external financial advisers before the COVID-19 pandemic. The pandemic accelerated the review process to include the careful monitoring of liquidity and the consideration of potential court-supervised restructuring processes.

The strategic review process lasted months and considered a wide variety of options, including strategic mergers and stand-alone recapitalizations, both out-of-court and with the assistance of chapter 11. The result of the Company’s strategic review process was the decision to commence a pre-filing marketing process for a cash sale of the business in chapter 11, with the proceeds of the sale and any litigation recoveries related to the spin-off to be distributed to stakeholders. After the bidding process, the Company selected a winning bid of $2.1 billion from affiliates of KPS Capital Partners, LP, (collectively, the “Stalking Horse Bidder”).

As described in greater detail below, the Stalking Horse Bidder and certain of the Debtors (the “Sellers”) entered into a share and asset purchase agreement (the “Stalking Horse Purchase Agreement”) on the Petition Date. The Stalking Horse Purchase Agreement contemplates a combined stock and asset plan sale of the Company, subject to overbid and public auction (the “Auction”) in the Chapter 11 Cases. As discussed in greater detail below, on October 19, 2020, the Company received a proposal from the Stalking Horse Bidder to revise its bid following the Bankruptcy Court’s entry on October 24, 2020 of an order approving bidding procedures and stalking horse protections to, among other things, increase consideration by $500 million (for total consideration of $2.6 billion) and offer the Company’s existing stockholders the opportunity to co-invest in the reorganized business (the “Stalking Horse Bidder Revised Proposal”). The Stalking Horse Purchase Agreement and the Stalking Horse Bidder Revised Proposal remain subject to Bankruptcy Court approval and to higher and better bids, and the Company remains free to solicit competing acquisition proposals, as well as stand-alone plan of reorganization proposals from stakeholders, prior to the Auction. One such stand-alone plan proposal that the Company has received and is evaluating is the proposal contemplated by a coordination agreement entered into by Honeywell International Inc., Centerbridge Partners, L.P. and Oaktree Capital Management L.P. (collectively, the “Bidding Group”) on October 16, 2020, as amended and restated on October 20, 2020 (the “Alternative Proposal”).  The Company continues to evaluate the Alternative Proposal and expects to engage with the Bidding Group on the terms of the Alternative Proposal.

Following entry into the Stalking Horse Purchase Agreement, the Chapter 11 Cases were filed on the Petition Date. The Debtors filed certain motions and applications intended to limit the disruption of the Chapter 11 Cases on its operations. Since the commencement of the Chapter 11 Cases, the Debtors have continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Bankruptcy Court has granted the first day relief we requested that was designed primarily to mitigate the impact of Chapter 11 Cases on our operations, customers and employees. As a result, we are able to conduct normal business activities and pay all associated obligations for the period following the Petition Date and we are also authorized to pay prepetition employee wages and benefits and certain vendors and suppliers in the ordinary course for goods and services provided prior to the Petition Date. During the pendency of the Chapter 11 Cases, all transactions outside of the ordinary course of business require the prior approval of Bankruptcy Court.

Stalking Horse Purchase Agreement and Stalking Horse Bidder Revised Proposal

On the Petition Date, the “Sellers” entered into the “Stalking Horse Purchase Agreement” with the Stalking Horse Bidder, pursuant to which the Stalking Horse Bidder has agreed to purchase, subject to the terms and conditions contained therein, all of the equity interests in each of Garrett LX I S.à r.l., and Garrett Transportation I Inc. (subject to an election by the Stalking Horse Bidder to purchase substantially all of the assets of Garrett Transportation I Inc., instead of its equity), along with certain other assets and liabilities of the Debtors pursuant to a plan of reorganization under the Bankruptcy Code (the “Acquired Assets”).

The acquisition of the Acquired Assets pursuant to the Stalking Horse Purchase Agreement is subject to approval of the Bankruptcy Court and an auction to solicit higher or otherwise better bids. If the Debtors receive additional bids, the Debtors expect to conduct an auction for the Acquired Assets no later than December 18, 2020. The Stalking Horse Purchase Agreement serves as the minimum or floor bid on which the Debtors, their creditors, suppliers, vendors, and other bidders may rely. Other interested bidders are permitted to participate in the auction if they submit qualifying offers that are higher or otherwise better than the transaction pursuant to the Stalking Horse Purchase Agreement.

Under the terms of the Stalking Horse Purchase Agreement, the Stalking Horse Bidder agreed, absent any higher or otherwise better bid, to purchase the Acquired Assets from the Sellers for $2.1 billion, subject to certain adjustments in accordance with the terms and conditions of the Stalking Horse Purchase Agreement, plus the assumption of specified liabilities. The Stalking Horse Purchase Agreement also provides that, if, among other reasons, the Company terminates the Stalking Horse Purchase Agreement in favor of an alternative transaction, the Company will pay to the Stalking Horse Bidder a break-up fee equal to $63 million and reimburse certain reasonable, documented, out-of-pocket costs and expenses, including those incurred by the Stalking Horse Bidder in connection with the negotiation, drafting, and execution of the Stalking Horse Purchase Agreement.

The Stalking Horse Purchase Agreement contains customary representations, warranties and covenants. The Stalking Horse Purchase Agreement may be terminated, subject to certain exceptions: (i) by the mutual written consent of the parties; (ii) by any party, by giving written notice to the other party if (a) any court of competent jurisdiction or other competent governmental authority issues a final, non-appealable order prohibiting the transactions or (b) if the closing has not occurred prior to March 31, 2021; (iii) by any party, for certain material breaches by the other parties of representations and warranties or covenants that remain uncured; (iv) by any party, if (a) the Sellers enter into a definitive agreement with respect to an alternative transaction (including because the Stalking Horse Bidder is not the prevailing party at the conclusion of the auction) or (b) the Bankruptcy Court approves an alternative transaction; (v) by the Stalking Horse Bidder if (a) certain milestones related to the approval of the transactions by the Bankruptcy Court are not met, (b) the Bankruptcy Cases are dismissed or converted to cases under Chapter 7 of the Bankruptcy Code (and neither such dismissal or conversion contemplates the transaction) or (c) Sellers withdraw or seek to withdraw any motion seeking Bankruptcy Court material relief contemplated in the Stalking Horse Purchase Agreement; or (vi) by the Stalking Horse Bidder if the Restructuring Support Agreement (the “RSA”) is terminated. If a termination occurs pursuant to (iii) (regarding a breach by Sellers), (iv) or (v)(a) (but only with regards to a certain milestone) or (v)(c), such termination will be subject to the Stalking Horse Bidder’s right to receive the termination payment and expense reimbursement payment. If a termination occurs pursuant to (iii) (regarding breach by the Stalking Horse Bidder), such termination will be subject to the Company’s right to receive a reverse termination payment equal to $105 million. Among other conditions, the transaction contemplated by the Stalking Horse Purchase Agreement is subject to approval by the Bankruptcy Court. Accordingly, no assurance can be given that the transaction described therein will be consummated.

On October 19, 2020, the Company received the Stalking Horse Bidder Revised Proposal.  Under the terms and conditions of the Stalking Horse Bidder Revised Proposal:

•

The Stalking Horse Bidder would increase the base purchase price for the Acquired Assets by $500 million, from $2.1 billion to $2.6 billion (in each case subject to adjustment as provided in the Stalking Horse Purchase Agreement). The Stalking Horse Bidder would also purchase an entity (Garrett ASASCO Inc.) that directly holds (and after the closing will retain) the Company’s claims against Honeywell International Inc. in connection with the disputed Subordinated Asbestos Indemnity Agreement (as defined below) and Tax Matters Agreement (as defined below).

•	Upon completion of the sale, the Stalking Horse Bidder would list the new parent company on a recognized U.S. stock exchange.
•

The Stalking Horse Bidder would make available to the Company’s existing stockholders an equity co-investment opportunity on the same economic terms as the Stalking Horse Bidder, allowing the Company’s stockholders to continue to hold shares in the publicly-listed reorganized business. The Stalking Horse Bidder would offer co-investment in an aggregate amount of up to $350 million, $100 million of which would be available to all of the Company’s existing stockholders on a pro rata basis. The Stalking Horse Bidder has indicated that it expects the Company’s existing stockholders would own approximately 24% of outstanding common equity of the new parent company assuming maximum co-investment (subject to adjustment).

•

The anticipated dates for the Company’s competitive auction process would be extended to provide additional time to assess higher or better offers. The anticipated auction date would be no later than December 18, 2020 rather than November 24, 2020, with other dates adjusted accordingly.

•

The costs and expenses for which the Company is obligated to reimburse the Stalking Horse Bidder in certain circumstances in which the Stalking Horse Purchase Agreement is terminated would be capped at $21 million.

The Stalking Horse Bidder Revised Proposal was conditioned on Bankruptcy Court approval of our proposed bidding procedures and the stalking horse protections, which were approved by the Bankruptcy Court in an order entered on October 24, 2020. The Stalking Horse Purchase Agreement and the Stalking Horse Bidder Revised Proposal remain subject to Bankruptcy Court approval and higher or better offers in the Chapter 11 Cases. The Company expects to work with the Stalking Horse Bidder to amend the Stalking Horse Purchase Agreement and other transaction documentation to reflect the terms of the Stalking Horse Bidder Revised Proposal.

Restructuring Support Agreement

On the Petition Date, the Debtors entered into a Restructuring Support Agreement with consenting lenders (the “Consenting Lenders”) holding, in the aggregate, approximately 61% of the aggregate outstanding principal amount of loans under that certain Credit Agreement, dated as of September 27, 2018, (as amended, restated, supplemented or otherwise modified from time to time, the “Prepetition Credit Agreement”) by and among the Company, as Holdings, Garrett LX III S.à r.l., as Lux Borrower, Garrett Borrowing LLC, as U.S. Co-Borrower, Garrett Motion Sàrl, as Swiss Borrower, the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Pursuant to the RSA, the Consenting Lenders and the Debtors have agreed to the principal terms of a financial restructuring, which will be implemented through a plan of reorganization under the Bankruptcy Code (the “Plan”) and will include the sale of all or substantially all of the assets of certain Debtors and of the stock of certain Debtors and other subsidiaries, as further described below.

The RSA provides that the Consenting Lenders will support the Debtors’ restructuring efforts, including the proposed acquisition and the Plan, as set forth in, and subject to the terms and conditions of, the RSA. In addition, the Consenting Lenders have agreed to the Debtors’ entry into the DIP Term Loan Facility (as defined below) discussed below.

The RSA provides certain milestones for the Restructuring Transactions. Failure of the Debtors to satisfy these milestones without a waiver or consensual amendment would provide the Requisite Consenting Lenders a termination right under the RSA. These milestones, as modified from time to time, include (a) no later than 5 days after the Petition Date, the Bankruptcy Court shall have entered the DIP Order (as defined below)on an interim basis, which DIP Order shall be in the form and substance acceptable to the Requisite Consenting Lenders; (b) no later than 35 days after the Petition Date, the Bankruptcy Court shall have entered (i) an order approving the bidding procedures with respect to the Acquisition and (ii) the DIP Order on a final basis; (c) no later than November 20, 2020, the Company Parties shall have filed an Acceptable Plan, Disclosure Statement, and a motion to approve the Disclosure Statement, each of which shall be in form and substance reasonably acceptable to the Requisite Consenting Lenders; (d) no later than January 8, 2021, (i) the hearing to approve the Disclosure Statement shall have occurred and (ii) the Bankruptcy Court shall have entered an order approving the Disclosure Statement on a final basis, which shall be in form and substance reasonably acceptable to the Requisite Consenting Lenders; (e) no later than 150 days after the Petition Date, a hearing shall have occurred for approval of (x) (i) the Acquisition and (ii) confirmation of the Plan or (y) another Acceptable Plan, and within 2 Business Days thereafter, the Bankruptcy Court shall have entered the Confirmation Order on a final basis, which shall be in form and substance reasonably acceptable to the Requisite Consenting Lenders; and (f) no later than 210 days after the Petition Date, (i) the Acquisition shall have closed and (ii) the Plan Effective Date shall have occurred. Among other conditions, the transaction contemplated by the RSA is subject to approval by the Bankruptcy Court. Accordingly, no assurance can be given that the transaction described therein will be consummated.

Plan of Reorganization

Under the Bankruptcy Code, we currently have the exclusive right to file a plan of reorganization under Chapter 11 through and including 120 days after the Petition Date, and to solicit acceptances of such plan through and including 180 days after the Petition Date. These deadlines may be extended with the approval of the Bankruptcy Court.

Under the absolute priority scheme established by the Bankruptcy Code, unless our creditors agree otherwise, all of our pre-petition liabilities and post-petition liabilities must be satisfied in full before the holders of our existing common stock can receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. We can give no assurance that any recovery or distribution of any amount will be made to any of our creditors or shareholders. Our plan of reorganization could result in any of the holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Moreover, a plan of reorganization can be confirmed, under the Bankruptcy Code, even if the holders of our common stock vote against the plan of reorganization and even if the plan of reorganization provides that the holders of our common stock receive no distribution on account of their equity interests.

Chapter 11 Accounting

The Company has applied ASC 852 in preparing our Consolidated Interim Financial Statements. ASC 852 requires the financial statements for periods subsequent to the Petition Date to distinguish transactions and events that are directly associated with the Company's reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses, and provisions for losses directly resulting from the reorganization and restructuring shall be reported separately as Reorganization items, net in the Consolidated Interim Statements of Operations. In addition, the balance sheet distinguishes pre-petition liabilities subject to compromise from those pre-petition liabilities that are not subject to compromise and post-petition liabilities. Pre-petition liabilities that are not fully secured or those that have at least a possibility of not being repaid at the allowed claim amount have been classified as liabilities subject to compromise on the Consolidated Interim Balance Sheet at September 30, 2020.

Under the Bankruptcy Code, the Debtors may affirm, assume and assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach subject, in the case of the rejection of unexpired leases of real property, to certain caps on damages. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtor’s estate for such damages. Generally, the assumption or assumption and assignment of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance thereunder. Accordingly, any description of an executory contract or unexpired lease with a Debtor in this quarterly report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with a Debtor is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.

Reorganization Items, Net

The Debtors have incurred and will continue to incur significant costs associated with the reorganization, including the write-off of original issue discount and deferred long-term debt fees on debt, a component of liabilities subject to compromise, costs of debtor-in-possession financing and legal and professional fees. The amount of these charges, which since the Petition Date are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as Reorganization items, net within the Company's Consolidated Interim Statements of Operations for the three and nine months ended September 30, 2020.

Reorganization items, net are comprised of the following for the three and nine months ended September 30, 2020:

Three and Nine Months Ended September 30,
2020
Write-off of pre-petition unamortized debt issuance costs	$6
Other	(2)
Total reorganization items, net	$4

Long-Term Debt during the Chapter 11 Cases

We are party to a Credit Agreement , dated as of September 27, 2018 (as amended, the “Credit Agreement”) by and among the Company and certain subsidiaries, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, consisting of: a seven-year term B loan facility, consisting of a tranche denominated in Euro of €375 million and a tranche denominated in U.S. Dollars of $425 million (the “Term B Facility”); a five-year term A loan facility in an aggregate principal amount of €330 million (the “Term A Facility” and, together with the Term B Facility, the “Term Loan Facilities”); and a five-year revolving credit facility in an aggregate principal amount of €430 million (the “Revolving Facility” and, together with the Term Loan Facilities, the “Senior Secured Credit Facilities”). On September 27, 2018, we completed the offering of €350 million (approximately $410 million based on exchange rates as of September 27, 2018) in aggregate principal amount of 5.125% senior notes due 2026 (the “Senior Notes”). The principal amounts outstanding on our Senior Secured Credit Facilities and the Senior Notes as of September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
	2020	2019
	(Dollars in millions)
Senior Secured Credit Facilities (1):
Term Loans	1,045	1,026
Borrowings under revolving credit facility	370	—
Total consolidated Secured Debt	$1,415	$1,026
Long-term debt, net subject to compromise (2):
Senior Notes	407	387
Total debt, prior to reclassification to Liabilities subject to compromise	$1,822	$1,413
Less: current portion	—	(4)
Less: Amounts reclassified to Liabilities subject to compromise	(407)	—
Total long-term debt	$1,415	$1,409

(1)	The Term A Facility, Term B Facility and Revolving Facility are fully secured. These continue to be accounted for under ASC 470.
(2)

The Senior Notes are not fully secured and have been reclassified to Liabilities subject to compromise in the Company's Consolidated Interim Balance Sheet as of September 30, 2020. As of the Petition Date, the Company ceased accruing related interest expense and amortization of debt issuance costs.

Financial Statement Classification of Liabilities Subject to Compromise

As a result of the Chapter 11 Cases, the payment of pre-petition liabilities is generally subject to compromise pursuant to a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ business and assets. Among other things, the Bankruptcy Court authorized, but did not require, the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes, critical vendors and foreign vendors. Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for different amounts. The amounts classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination of secured status of certain claims, the determination as to the value of any collateral securing claims, proof of claims or other events.

The following table presents liabilities subject to compromise as reported in the Consolidated Interim Balance Sheet at September 30, 2020:

September 30,
2020
Obligations payable to Honeywell (Note 18)	$1,404
Long-term debt (1)	407
Accounts payable	368
Pension, compensation, benefit and other employee related	94
Uncertain tax positions and deferred taxes	62
Advanced discounts from suppliers	34
Lease liability (Note 14)	19
Freight Accrual	21
Product warranties and performance guarantees	16
Other	45
Total liabilities subject to compromise	$2,470

(1)	Please see above Long-Term Debt during the Chapter 11 Cases sub-section for details of the pre-petition debt reported as liabilities subject to compromise.

Determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves the plan of reorganization. We will continue to evaluate the amount and classification of our pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.

Potential Claims

The Debtors intend to file with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Sellers, subject to the assumptions to be filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. As part of the Chapter 11 Cases, parties believing that they have claims or causes of action against the Debtors may file proofs of claim evidencing such claims. We anticipate that certain holders of pre-petition claims that are not governmental units will be required to file proofs of claim with respect to claims against the Sellers by the deadline for general claims, which is currently expected to be December 11, 2020 (the “General Bar Date”).

The Debtors' have received 12 proofs of claim as of October 26, 2020, primarily representing general unsecured claims, in an amount of approximately $1 million. As claims are filed, the claims will be reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to Liabilities subject to compromise. In the light of the substantial number of claims filed, and expected to be filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.  As of October 30, the Company’s assessment of the validity of claims received has not been completed.

DIP Credit Agreement

On October 6, 2020, the Bankruptcy Court entered an order granting interim approval of the Debtors’ entry into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), with the lenders party thereto (the “DIP Lenders”) and Citibank N.A. as administrative agent (the “DIP Agent”). On October 9, 2020 (the “Closing Date”), the Company, the DIP Agent and the DIP Lenders entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a senior secured, super-priority term loan (the “DIP Term Loan Facility”) with a maximum principal amount of $200 million, $100 million of which was funded on the Closing Date and $100 million of which was subsequently funded on October 22, 2020 (the “Delayed Draw Borrowing Date”), following entry of the Bankruptcy Court’s final order approving the DIP Term Loan Facility on October 21, 2020. The proceeds of the DIP Term Loan Facility are to be used by the Debtors to (a) pay certain costs, premiums, fees and expenses related to the Chapter 11 Cases, (b) make payments pursuant to any interim or final order entered by the Bankruptcy Court pursuant to any “first day” motions permitting the payment by the Debtors of any prepetition amounts then due and owing; (c) make certain adequate protection payments in accordance with the DIP Credit Agreement and (d) fund working capital needs of the Debtors and their subsidiaries to the extent permitted by the DIP Credit Agreement.

The maturity date of the DIP Term Loan Facility is the earlier to occur of (a) March 31, 2021 (the “Scheduled Maturity Date”); provided, however, that upon the Company’s written request such Scheduled Maturity Date can be extended by three separate one-month extensions subject to (i) the payment of an extension fee to the Lenders equal to 0.50% of the principal amount of the Loans outstanding at the time of such extension, (ii) no default or Event of Default (as defined in the DIP Credit Agreement) existing at the time of such extension and (iii) accuracy of the representations and warranties in all material respects at the time of such extension and after giving effect thereto; and (b) the effective date of a plan of reorganization; and certain other events under the DIP Credit Agreement.

The outstanding principal amount under the DIP Term Loan Facility will bear interest at a rate equal to (x) prior to March 31, 2021, LIBOR (subject to a 1.00% LIBOR floor) plus 4.50% per annum and (y) following March 31, 2021, if the Scheduled Maturity Date has been extended at such time, LIBOR (subject to a 1.00% LIBOR floor) plus 5.50% per annum, in each case, compounded monthly and payable every 30 days in arrears. On the Closing Date, the Company paid 1.00% in commitment fees on the total commitment plus 2.00% in fees in the form of original issue discount on the initial $100 million borrowing. On the Delayed Draw Borrowing Date, date the Company paid 2.00% in fees in the form of original issue discount on the $100 million delayed draw loan. Upon an event of default, all outstanding amounts under the DIP Credit Agreement will bear interest at a rate equal to the applicable interest rate plus an additional 2.00% per annum and be payable on demand.

Pursuant to the terms of the DIP Credit Agreement, certain subsidiaries of the Company that guarantee the obligations arising under the prepetition Credit Agreement and that are Debtors in the Chapter 11 Case have guaranteed the Company’s obligations under the DIP Credit Agreement. Subject to certain exceptions, the DIP Term Loan Facility is secured by a security interest in substantially all of the assets of the Company and the guarantors. The DIP Financing is subject to certain covenants, including, without limitation, related to the incurrence of additional debt, liens, the making of restricted payments, and the Company’s failure to comply with certain bankruptcy-related covenants, in each case as set forth in the DIP Credit Agreement. The DIP Credit Agreement contains representations, warranties and events of default that are customary for debtor-in-possession facilities of this type. The DIP Financing is subject to certain prepayment events, including, without limitation, upon the sale of certain assets, in each case as set forth in the DIP Credit Agreement.

On October 12, 2020, the Company, the DIP Agent and the DIP Lenders entered into the First Amendment to the DIP Credit Agreement (the “First Amendment”). The First Amendment eliminates the obligation for the Company to pay certain fees to the DIP Lenders in connection with certain prepayment events under the DIP Credit Agreement.

Automatic Stay

Subject to certain specific exceptions under the Bankruptcy Code, the commencement of the Chapter 11 Cases automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement in accordance with the Bankruptcy Code.

Condensed Combined Debtor Only Financial Information

The financial statements below represent the condensed combined financial statements of the Debtors as of and for the three and nine months ended September 30, 2020. Any entities which are non-debtor entities, are not included in these condensed combined financial statements. Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the non-debtor entities have not been eliminated in the Debtors’ financial statements.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2020	2019
	(Dollars in millions)
Net sales	601	1,533
Cost of goods sold	486	1,264
Gross profit	$115	$269
Selling, general and administrative expenses	90	185
Other expense, net	12	45
Interest expense	20	59
Non-operating (income) expense	1	(118)
Reorganization items, net	4	4
Income before taxes	$(12)	$94
Tax expense	(17)	(14)
Net income	$5	$108

September 30, 2020
(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$222
Restricted cash	2
Accounts, notes and other receivables – net	388
Accounts and other receivables from non-debtor affiliates	42
Inventories – net	172
Other current assets	89
Total current assets	915
Investments and long-term receivables	10
Investment in subsidiaries	883
Property, plant and equipment – net	301
Goodwill	197
Deferred income taxes	232
Other assets	99
Total assets	$2,637
LIABILITIES
Current liabilities:
Accounts payable	$36
Borrowings under revolving credit facility	370
Current maturities of long-term debt	—
Obligations payable to Honeywell, current	—
Accrued liabilities	75
Total current liabilities	481
Long-term debt	1,045
Deferred income taxes	—
Obligations payable to Honeywell	—
Other liabilities	22
Total liabilities not subject to compromise	$1,548
Liabilities subject to compromise	—
External	2,470
With non-debtor affiliates	355
Total liabilities subject to compromise	$2,825
Total liabilities	$4,373
COMMITMENTS AND CONTINGENCIES (Note 18)
EQUITY (DEFICIT)
Total deficit attributable to the Debtors	(1,736)
Total liabilities and deficit	$2,637

For the Nine Months Ended September 30,
2020
(Dollars in millions)
Cash Flows from operating activities:
Net cash used for operating activities	$(78)
Cash Flows from investing activities:
Expenditures for property, plant and equipment	(45)
Other	—
Net cash used for investing activities	$(45)
Cash Flows from financing activities:
Proceeds from debtor-in-possession financing	—
Proceeds from revolving credit facility	1,437
Payments of revolving credit facility	(1,088)
Payments of long-term debt	(2)
Debtor-in-possession financing fees	(4)
Other	(3)
Net cash provided by financing activities	340
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	6
Net increase in cash, cash equivalents and restricted cash	223
Cash and cash equivalents at beginning of period	1
Cash, cash equivalents and restricted cash at end of period	$224

Note 3. Summary of Significant Accounting Policies

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

Note 4. Revenue Recognition and Contracts with Customers

Disaggregated Revenue

Net sales by region (determined based on country of shipment) and channel are as follows:

	Three months ended September 30, 2020
	OEM	Aftermarket	Other	Total
United States	$83	$38	$2	$123
Europe	370	34	8	412
Asia	245	10	6	261
Other International	3	5	—	8
	$701	$87	$16	$804

	Nine months ended September 30, 2020
	OEM	Aftermarket	Other	Total
United States	$208	$110	$3	$321
Europe	924	86	23	1,033
Asia	606	29	17	652
Other International	6	14	—	20
	$1,744	$239	$43	$2,026

	Three months ended September 30, 2019
	OEM	Aftermarket	Other	Total
United States	$72	$45	$2	$119
Europe	388	34	9	431
Asia	202	13	7	222
Other International	4	5	—	9
	$666	$97	$18	$781

	Nine months ended September 30, 2019
	OEM	Aftermarket	Other	Total
United States	$232	$139	$5	$376
Europe	1,233	102	29	1,364
Asia	591	39	21	651
Other International	12	15	—	27
	$2,068	$295	$55	$2,418

Contract Balances

The following table summarizes our contract assets and liabilities balances:

2020
Contract assets—January 1	$6
Contract assets—September 30	48
Change in contract assets—Increase/(Decrease)	42
Contract liabilities—January 1	$(3)
Contract liabilities—September 30	(1)
Change in contract liabilities—(Increase)/Decrease	2

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development costs	$27	$31	$79	$92
Engineering-related expenses	2	4	9	8
	$29	$35	$88	$100

Note 6. Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Indemnification related — post Spin-Off	$14	$18	$41	$54
Indemnification related — litigation	—	—	3	—
Factoring and notes receivables discount fees	—	—	1	—
	$14	$18	$45	$54

Note 7. Income Taxes

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Tax (benefit) expense	$(1)	$34	$11	$79
Effective tax rate	(10.0)%	47.2%	16.9%	30.9%

The effective tax rate for the three months ended September 30, 2020 is lower than the effective tax rate for the three months ended September 30, 2019 primarily because of a decrease in withholding taxes related to undistributed earnings, partially offset by true ups from local filings.  The effective tax rate for the nine months ended September 30, 2020 is lower than the effective tax rate for the nine months ended September 30, 2019 because of a decrease in withholding taxes related to undistributed earnings, partially offset by an increase in tax reserves and non-deductible expenses that are not impacted proportionately with lower pre-tax book income.

The effective tax rate for the three months ended September 30, 2020 was lower than the U.S. federal statutory rate of 21% primarily due to a reduction of withholding taxes on undistributed earnings.

The effective tax rate for the nine months ended September 30, 2019 was higher than the U.S. federal statutory rate of 21% primarily due to non-deductible expenses and tax reserves, partially offset by lower withholding taxes on undistributed earnings and non-U.S. earnings taxed at lower rates.

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

Note 8. Accounts, Notes and Other Receivables—Net

	September 30, 2020	December 31, 2019
Trade receivables	$587	$574
Notes receivables	66	68
Other receivables	68	69
	$721	$711
Less—Allowance for doubtful accounts	(11)	(4)
	$710	$707

Trade Receivables include $48 million and $4 million of unbilled balances as of September 30, 2020 and December 31, 2019, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. Unbilled receivables include $48 million and $6 million of contract assets as of September 30, 2020 and December 31, 2019, respectively.  See Note 4, Revenue Recognition and Contracts with Customers.

Note 9. Factoring and Notes Receivable

The Company entered into arrangements with financial institutions to sell eligible trade receivable. During the periods ended September 30, 2020 and December 31, 2019, the Company sold $128 and $27 million of eligible receivables, respectively, without recourse, and accounted for these arrangements as true sales.

The Company also received guaranteed bank notes without recourse, in settlement of accounts receivables, primarily in the Asia Pacific region. The Company can hold the bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash. During the periods ended September 30, 2020 and December 31, 2019, the Company sold $51 and $105 million of bank notes, respectively, without recourse, and accounted for these as true sales.

Note 10. Inventories—Net

	September 30, 2020	December 31, 2019
Raw materials	$159	$142
Work in process	20	18
Finished products	100	85
	$279	$245
Less—Reserves	(42)	(25)
	$237	$220

Note 11. Other Assets

	September 30,	December 31,
	2020	2019
Advanced discounts to customers, non-current	$67	$62
Operating right-of-use assets (Note 14)	39	35
Deferred DIP financing fees	4	—
Other	8	11
	$118	$108

Note 12. Accrued Liabilities

	September 30, 2020	December 31, 2019
Customer pricing reserve	$88	$90
Compensation, benefit and other employee related	51	64
Repositioning	2	4
Product warranties and performance guarantees	13	29
Taxes	15	33
Advanced discounts from suppliers, current	5	19
Customer advances and deferred income(a)	2	12
Accrued interest	1	5
Short-term lease liability (Note 14)	5	8
Other (primarily operating expenses)	19	46
	$201	$310

(a)

Customer advances and deferred income include $1 million and $3 million of contract liabilities as of September 30, 2020 and December 31, 2019, respectively. See Note 4, Revenue Recognition and Contracts with Customers.

The Company accrued repositioning costs related to projects to optimize its product costs and right-size its organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold in our Consolidated Interim Statements of Operations.

	Severance Costs	Exit Costs	Total
Balance at December 31, 2018	$13	$2	$15
Charges	3	—	3
Usage—cash	(7)	(2)	(9)
Adjustments and reclassifications	(6)	1	(5)
Foreign currency translation	—	—	—
Balance at September 30, 2019	$3	$1	$4

	Severance Costs	Exit Costs	Total
Balance at December 31, 2019	$3	$1	$4
Charges	8	—	8
Usage—cash	(6)	—	(6)
Foreign currency translation	—	—	—
Less: Amounts reclassified to Liabilities subject to compromise	(4)	—	(4)
Balance at September 30, 2020	$1	$1	$2

Note 13. Other Liabilities

	September 30,	December 31,
	2020	2019
Pension and other employee related	$13	$94
Advanced discounts from suppliers	12	46
Uncertain tax positions	42	79
Long-term lease liability (Note 14)	15	28
Undesignated cross-currency and interest rate swaps (Note 15)	22	2
Other	10	25
	$114	$274

Note 14. Leases

We have operating leases for real estate and machinery and equipment. Our leases have remaining lease terms of up to 10 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$5	$4	$11	$10

Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4	$3	$9	$9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1	$2	$6	$10

Supplemental balance sheet information related to operating leases is as follows:

	September 30,	December 31,
	2020	2019
Other assets	$39	$35
Accrued liabilities	5	8
Other liabilities	15	28
Liabilities subject to compromise	19	—

	September 30,	December 31,
	2020	2019
Weighted-average lease term	5.23	6.30
Weighted-average discount rate	6.16	6.36

Maturities of operating lease liabilities were as follows:

September 30, 2020
2020	$4
2021	11
2022	9
2023	6
2024	5
Thereafter	11
Total lease payments	46
Less imputed interest	(7)
$39

Note 15. Financial Instruments and Fair Value Measures

Our credit, market and foreign currency risk management policies are described in Note 18, Financial Instruments and Fair Value Measures, of the notes to the audited annual Consolidated Financial Statements for the year ended December 31, 2019 included in our 2019 Form 10-K. At September 30, 2020 and December 31, 2019, we had contracts with aggregate gross notional amounts of $373 million and $1,820 million, respectively, to limit interest rate risk and to exchange foreign currencies, principally the U.S. Dollar, Swiss Franc, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar and Korean Won.

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

			Fair Value
	Notional Amounts		Assets			Liabilities
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019		September 30, 2020	December 31, 2019
Designated forward currency exchange contracts	$39	$392	—	$5	(a)	$1	$1	(b)
Undesignated instruments:
Undesignated cross-currency swap	44	420	—	—	(c)	2	1	(d)
Undesignated interest rate swap	116	561	—	—		—	1	(d)
Undesignated forward currency exchange contracts	174	447	2	2	(a)	—	3	(b)
	$373	$1,820	$2	$7		$3	$6

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

As a result of our voluntary filing for Chapter 11 protection, all foreign exchange, interest rate swap, and cross-currency swap contracts were stayed as of the Petition Date. As noted in the table above, the majority were terminated at or prior to September 30, 2020. All outstanding amounts as of September 30, 2020 are classified as Other Liabilities and are fully secured and payable upon emergence of the Chapter 11 cases.  Any valuation difference from our Petition Date to the termination date will be reflected in Reorganization items, net. See Note 2, Reorganization and Chapter 11 Proceedings, for additional information.

A number of our forward currency exchange contracts are also designated as accounting hedges.  Upon termination, these amounts have been dedesignated.  As the Company still anticipates the forecasted transaction to commence, the amounts in accumulated comprehensive incomes will be released based on our original forecast.

The carrying value of Cash, cash equivalents and restricted cash, Account receivables and Notes and Other receivables contained in the Consolidated Balance Sheets approximates fair value.

The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2020
	Carrying Value	Fair Value
Liabilities not subject to compromise:
Terms Loans A and B	$1,045	$1,036
Liabilities subject to compromise:
Senior Notes	$407	$385

The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered Level 2.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2018	$86	$—	$(13)	$73
Other comprehensive income before reclassifications	127	9	—	136
Amounts reclassified from accumulated other comprehensive income	—	1	1	2
Net current period other comprehensive income	127	10	1	138
Balance at September 30, 2019	$213	$10	$(12)	$211

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2019	$153	$4	$(27)	$130
Other comprehensive (loss) before reclassifications	(111)	(8)	—	(119)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current period other comprehensive (loss)	(111)	(8)		(119)
Balance at September 30, 2020	$42	$(4)	$(27)	$11

Note 17. Earnings Per Share

The details of the earnings per share (“EPS”) calculations for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic
Net Income	$11	$38	$54	$177
Weighted average common shares outstanding	75,739,152	74,753,593	75,456,358	74,528,740
EPS – Basic	$0.15	$0.51	$0.72	$2.37

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Diluted
Net Income	$11	$38	$54	$177
Weighted average common shares outstanding – Basic	75,739,152	74,753,593	75,456,358	74,528,740
Dilutive effect of unvested RSUs and other contingently issuable shares	204,842	950,864	667,190	1,171,912
Weighted average common shares outstanding – Diluted	75,943,994	75,704,457	76,123,548	75,700,652
EPS – Diluted	$0.14	$0.50	$0.71	$2.34

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and nine months ended September 30, 2020, the weighted number of stock options excluded from the computations was 425,866 and 435,021, respectively. These stock options were outstanding for the three and nine months ended September 30, 2020, respectively.

Note 18. Commitments and Contingencies

Chapter 11 Proceedings

Commencement of the Chapter 11 Cases automatically stayed the proceedings and actions against us that are described below, in addition to actions seeking to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates. The plan contemplated by the RSA, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that have not been satisfied or addressed during the Chapter 11 Cases.

See Note 1 Background and Basis of Presentation and Note 2, Reorganization and Chapter 11 Proceedings for additional information on the Chapter 11 Cases, the RSA, the Stalking Horse Purchase Agreement and the DIP Credit Agreement.

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

In connection with the Spin-Off, Garrett ASASCO, a wholly owned indirect subsidiary of the Company, entered into the Subordinated Asbestos Indemnity Agreement with Honeywell on September 12, 2018. As of the Spin-Off date of October 1, 2018, Garrett ASASCO is obligated to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of this Subordinated Asbestos Indemnity Agreement, Garrett ASASCO is responsible for paying to Honeywell such amounts, up to a cap of an amount equal to the Euro-to-U.S. dollar exchange rate determined by Honeywell as of a date within two business days prior to the date of the Distribution (1.16977 USD = 1 EUR) equivalent of $175 million in respect of such liabilities arising in any given calendar year. The payments that Garrett ASASCO is required to make to Honeywell pursuant to the terms of the Subordinated Asbestos Indemnity Agreement will not be deductible for U.S. federal income tax purposes. The Subordinated Asbestos Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the first quarter of 2020, Garrett ASASCO paid Honeywell the Euro-equivalent of $35 million in connection with the Subordinated Asbestos Indemnity Agreement. Honeywell and Garrett agreed to defer the payment under the Subordinated Asbestos Indemnity Agreement due May 1, 2020 to December 31, 2020 (the “Q2 Payment”).  We do not expect Garrett ASASCO to make payments to Honeywell under the Subordinated Asbestos Indemnity Agreement during the pendency of the Chapter 11 Cases. The plan contemplated by the RSA, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates under the Subordinated Asbestos Indemnity Agreement, including pre-petition liabilities under the Subordinated Asbestos Indemnity Agreement that have not been satisfied or addressed during the Chapter 11 Cases.

On December 2, 2019, the Company and its subsidiary Garrett ASASCO, filed a Summons with Notice in the Commercial Division of the Supreme Court of the State of New York, County of New York (the “NY Supreme Court”) commencing an action (the “Action”) against Honeywell, certain of Honeywell’s subsidiaries and certain of Honeywell’s employees for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 15, 2020, the Company and Garrett ASASCO, filed a Complaint in the NY Supreme Court in connection with the Action. The lawsuit arises from the Subordinated Asbestos Indemnity Agreement. The Company is seeking declaratory relief; compensatory damages in an amount to be determined at trial; rescission of the Subordinated Asbestos Indemnity Agreement; attorneys’ fees and costs and such other and further relief as the Court may deem just and proper. There can be no assurance as to the time and resources that will be required to pursue these claims or the ultimate outcome of the lawsuit. Among other claims, Garrett asserts that Honeywell is not entitled to indemnification because it improperly seeks indemnification for amounts attributable to punitive damages and intentional misconduct, and because it has failed to establish other prerequisites for indemnification under New York law. Specifically, the claim asserts that Honeywell has failed to establish its right to indemnity for each and every asbestos settlement of the thousands for which it seeks indemnification. The Action seeks to establish that the Subordinated Asbestos Indemnity Agreement is not enforceable, in whole or in part. On March 5, 2020, Honeywell filed a “Notice of Motion to Dismiss Garrett’s Complaint.” The parties agreed to certain schedules for the case that provided that Garrett would file an amended complaint, then Honeywell would have an opportunity to file another motion to dismiss in response.  On September 20, 2020, Garrett and certain of its subsidiaries each filed the Chapter 11 Cases. On September 23, 2020, Garrett removed the case to the United States District Court for the Southern District of New York, and on September 24, 2020, the case was referred to the Bankruptcy Court, where the case is currently pending.  On October 13, 2020, Honeywell filed a motion to dismiss in the Bankruptcy Court.  Garrett does not believe Honeywell’s motion has merit, and Garrett plans to respond.  A pre-trial conference took place on October 22, 2020.  The Court is expected to hear argument on Honeywell’s pending motion to dismiss on November 18, 2020.

On September 12, 2018, we also entered into a tax matters agreement with Honeywell (the “Tax Matters Agreement”), which governs the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests). The Tax Matters Agreement generally provides that, following the Spin-Off date of October 1, 2018, we are responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, value-added and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. Among other items, as a result of the mandatory transition tax imposed by the Tax Cuts and Jobs Act, Garrett ASASCO is required to make payments to a subsidiary of Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. We estimate that Garrett ASASCO’s total aggregate payments to Honeywell with respect to the mandatory transition tax will be $240 million with $200 million in payments remaining as of September 30, 2020. Under the terms of the Tax Matters Agreement, Garrett ASASCO is required to pay this amount in Euros, without interest, in five annual installments, each equal to 8% of the aggregate amount, followed by three additional annual installments equal to 15%, 20% and 25% of the aggregate amount, respectively. Following the Spin-Off in October 2018, Garrett ASASCO paid the first annual installment in October 2018, with subsequent annual installments to be paid in April of each year. The annual installment due on April 1, 2020 has been deferred to December 31, 2020 in agreement with Honeywell. We do not expect Garrett ASASCO to make payments to Honeywell under the Tax Matters Agreement during the pendency of the Chapter 11 Cases. The plan contemplated by the RSA, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates under the Tax Matters Agreement, including pre-petition liabilities under the Tax Matters Agreement that have not been satisfied or addressed during the Chapter 11 Cases. In addition, the Tax Matters Agreement addresses the allocation of liability for taxes incurred as a result of restructuring activities undertaken to effectuate the Spin-Off. The Tax Matters Agreement also provides that we are required to indemnify Honeywell for certain taxes (and reasonable expenses) resulting from the failure of the Spin-Off and related internal transactions to qualify for their intended tax treatment under U.S. federal, state and local income tax law, as well as foreign tax law. Further, the Tax Matters Agreement also imposes certain restrictions on us and our subsidiaries (including restrictions on share issuances, redemptions or repurchases, business combinations, sales of assets and similar transactions) that are designed to address compliance with Section 355 of the Internal Revenue Code of 1986, as amended, and are intended to preserve the tax-free nature of the Spin-Off.

On July 17, 2020, we provided notice to Honeywell asserting that Honeywell has caused material breaches of the Tax Matters Agreement and that the Tax Matters Agreement is unenforceable.

The following table summarizes our Obligation payable to Honeywell related to these agreements. As of September 30, 2020, all amounts have been reclassified to Liabilities subject to compromise on the Consolidated Interim Balance Sheets:

	Nine Months Ended September 30, 2020
	Asbestos and environmental	Tax Matters	Total
Beginning of year	$1,090	$261	1,351
Accrual for update to estimated liability	—	—	—
Legal fees expensed	41	—	41
Payments to Honeywell	(35)	—	(35)
Currency translation adjustment	37	10	47
End of period	$1,133	$271	$1,404

Current	2	38	40
Non-current	1,131	233	1,364
Total	$1,133	$271	$1,404

Asbestos Matters

The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Subordinated Asbestos Indemnity Agreement with Honeywell entered into by Garrett ASASCO on September 12, 2018, under which Garrett ASASCO is required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Subordinated Asbestos Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.

The following tables present information regarding Bendix related asbestos claims activity:

	Nine Months Ended September 30,	Year Ended December 31,
Claims Activity	2020	2019
Claims Unresolved at the beginning of the period	6,480	6,209
Claims Filed	1,621	2,659
Claims Resolved	(1,680)	(2,388)
Claims Unresolved at the end of the period	6,421	6,480

	Nine Months Ended September 30,	Years Ended December 31,
Disease Distribution of Unresolved Claims	2020	2019
Mesothelioma and Other Cancer Claims	3,404	3,399
Nonmalignant Claims	3,017	3,081
Total Claims	6,421	6,480

Honeywell has experienced average resolutions per claim excluding legal costs as follows:

	Years Ended December 31,
	2019	2018	2017	2016
			(in whole dollars)
Malignant claims	$50,200	$55,300	$56,000	$44,000
Nonmalignant claims	$3,900	$4,700	$2,800	$4,485

It is not possible to predict whether resolution values for Bendix-related asbestos claims will increase, decrease or stabilize in the future.

Securities Litigation

On September 25, 2020, a putative class action securities complaint was filed against Garrett Motion Inc. and certain current and former Garrett officers and directors, in the United States District Court for the Southern District of New York.  The case bears the caption: Steven Husson, Individually and On Behalf of All Others Similarly Situated, v. Garrett Motion Inc., Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, and Su Ping Lu, Case No. 1:20-cv-07992-JPC (SDNY) (the “Husson Action”).  The Husson Action asserts claims under Sections 10(b) and 20(a) of the Exchange Act, for securities fraud and control person liability.  On September 28, 2020, the plaintiff sought to voluntarily dismiss his claim against Garrett Motion Inc.; this request has been referred to the judge for approval. On October 5, 2020, another putative class action securities complaint was filed against certain current and former Garrett officers and directors, in the United States District Court for the Southern District of New York.  This case bears the caption: The Gabelli Asset Fund, The Gabelli Dividend & Income Trust, The Gabelli Value 25 Fund Inc., The Gabelli Equity Trust Inc., SM Investors LP and SM Investors II LP, on behalf of themselves and all others similarly situated, v. Su Ping Lu, Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, Craig Balis, Thierry Mabru, Russell James, Carlos M. Cardoso, Maura J. Clark, Courtney M. Enghauser, Susan L. Main, Carsten Reinhardt, and Scott A. Tozier, Case No. 1:20-cv-08296-JPC (SDNY) (the “Gabelli Action”).  The Gabelli Action also asserts claims under Sections 10(b) and 20(a) of the Exchange Act.  Based on the publicly-available dockets, service has not yet been effected for either the Husson Action or the Gabelli Action.   The Company believes it has meritorious defenses to the claims of the plaintiffs and any liability for the alleged claims is not currently probable or reasonably estimable.

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

In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of September 30, 2020 was $27 million including penalties and interest. The Company plans to appeal the infraction notice. However, the Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.

Note 19. Pension Benefits

We sponsor several funded U.S. and non-U.S. defined benefit pension plans. Significant plans outside of the U.S. are in Switzerland and Ireland. Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2020. We expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2020, of which $6 million has been contributed through the first nine months of the year.

Net periodic benefit costs for our significant defined benefit plans include the following components:

Three Months Ended September 30,	Nine Months Ended September 30,

	U.S. Plans		Non-U.S. Plan,		U.S. Plans		Non-U.S. Plan,
	2020	2019	2020	2019	2020	2019	2020	2019
Service cost	$—	$—	$2	$1	$1	$—	$7	$3
Interest cost	1	—	—	—	4	1	1	1
Expected return on plan assets	(3)	(1)	(1)	(1)	(8)	(2)	(4)	(2)
Amortization of prior service (credit)	—	—	—	—	—	—	—	—
	$(2)	$(1)	$1	$—	$(3)	$(1)	$4	$2

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

Note 20. China Variable Interest Entity

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

On June 3, 2020 Honeywell transferred 100% of the equity interests of Garrett China in accordance with the China Purchase Agreement.  Following the transfer, Garrett continues to consolidate Garrett China. However, Garrett China is no longer considered to be a variable interest entity as Garrett now owns 100% of the equity interests.  There was no change in the basis of the net assets of Garrett China as the transaction did not result in a change of control under U.S. GAAP.

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

The following, Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the three and nine months ended September 30, 2020.

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

Market penetration of vehicles with a turbocharger is expected to increase from approximately 49% in 2019 to approximately 55% by 2023, according to IHS Markit (“IHS”), which we believe will allow the turbocharger market to grow at a faster rate than overall automobile production. We expect that the powertrain mix evolution trends will remain mostly unchanged, which should support the turbocharger industry in the short to medium term. In particular, the phasing out of battery electric vehicles (“BEV”) incentive in China from June 2019 and the change in new energy vehicles (“NEV”) credit policy in November 2019, have significantly reduced BEV sales in China. In Europe, the COVID-19 stimulus packages are mostly directed to electric vehicles, but we do not expect a material adverse impact on the turbocharger market in the short term, as selling price, charging time, charging infrastructure availability and profitability issues for OEMs remain challenges. However, in the long term, a revision of CO2 reduction targets by 2030 proposed by the E.U. could drive an increase of BEV penetration in Europe beyond currently forecasted levels. The turbocharger market volume growth is expected to be particularly strong in China and other high-growth regions in the same period.

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

In addition, specific to Garrett’s reorganization and Chapter 11 Cases (as defined below), financial situation and high debt leverage, we have seen an increase in potential risk developing with some OEMs questioning whether to award (or award less) new business to Garrett in the next few years, which has impacted our long term revenue expectations. In the shorter term, financial stability concerns could also drive some OEMs to consider dual sourcing some of the high volume engine platforms, already awarded to Garrett, in order to balance perceived supply risk and possibly shift volumes to the second source supplier.

Reorganization and Chapter 11 Proceedings

On September 20, 2020 (the “Petition Date”), Garrett Motion Inc. and certain of its subsidiaries (collectively, the “Debtors”) each filed a Restructuring Support Agreement (the “RSA”) and a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under the caption “In re: Garrett Motion Inc., 20-12212.”

On the Petition Date, certain of the Debtors also entered into a share and asset purchase agreement (the “Stalking Horse Purchase Agreement”) with AMP Intermediate B.V. (the “Stalking Horse Bidder”) and AMP U.S. Holdings, LLC, each affiliates of KPS Capital Partners, LP, pursuant to which the Stalking Horse Bidder has agreed to purchase, subject to the terms and conditions contained therein, all of the equity interests in each of Garrett LX I S.à r.l., and Garrett Transportation I Inc. (subject to an election by the Stalking Horse Bidder to purchase substantially all of the assets of Garrett Transportation I Inc., instead of its equity), along with certain other assets and liabilities of the Debtors pursuant to a plan of reorganization under the Bankruptcy Code (the “Acquired Assets”).

On October 19, we received a proposal from the Stalking Horse Bidder to revise the terms of the Stalking Horse Purchase Agreement following approval of our proposed bidding procedures and stalking horse protections by the Bankruptcy Court (the “Stalking Horse Bidder Revised Proposal”).  Under the terms and conditions of the Stalking Horse Bidder Revised Proposal:

•

The Stalking Horse Bidder would increase the base purchase price for the Acquired Assets by $500 million, from $2.1 billion to $2.6 billion (in each case subject to adjustment as provided in the Stalking Horse Purchase Agreement). The Stalking Horse Bidder would also purchase an entity (Garrett ASASCO Inc.) that directly holds (and after the closing will retain) our claims against Honeywell International Inc. in connection with the disputed Subordinated Asbestos Indemnity Agreement (as defined below) and Tax Matters Agreement (as defined below).

•	Upon completion of the sale, the Stalking Horse Bidder would list the new parent company on a recognized U.S. stock exchange.
•

The Stalking Horse Bidder would make available to our existing stockholders an equity co-investment opportunity on the same economic terms as the Stalking Horse Bidder, allowing our stockholders to continue to hold shares in the publicly-listed reorganized business. The Stalking Horse Bidder would offer co-investment in an aggregate amount of up to $350 million, $100 million of which would be available to all of our existing stockholders on a pro rata basis. The Stalking Horse Bidder has indicated that it expects our existing stockholders would own approximately 24% of outstanding common equity of the new parent company assuming maximum co-investment (subject to adjustment).

•

The anticipated dates for our competitive auction process would be extended to provide us with additional time to assess higher or better offers. The anticipated auction date would be December 18, 2020 rather than November 24, 2020, with other dates adjusted accordingly.

•

The costs and expenses for which we are obligated to reimburse the Stalking Horse Bidder in certain circumstances in which the Stalking Horse Purchase Agreement is terminated would be capped at $21 million.

The Stalking Horse Bidder Revised Proposal was conditioned on Bankruptcy Court approval of our proposed bidding procedures and the stalking horse protections, which were approved by the Bankruptcy Court in an order entered on October 24, 2020. The Stalking Horse Purchase Agreement and the Stalking Horse Bidder Revised Proposal remain subject to Bankruptcy Court Approval and higher or better offers in Chapter 11 Cases. We expect to work with the Stalking Horse Bidder to amend the Stalking Horse Purchase Agreement and other transaction documentation to reflect the terms of the Stalking Horse Bidder Revised Proposal.

On October 16, 2020, we were made aware that Honeywell International Inc., Centerbridge Partners, L.P. and Oaktree Capital Management L.P. (collectively, the “Bidding Group”) had entered into a coordination agreement, which was amended and restated on October 21, 2020, in anticipation of submitting to the Company an alternative proposal for a plan of reorganization (the “Alternative Proposal”).  We continue to evaluate the Alternative Proposal and expect to further engage with the Bidding Group on the terms of the Alternative Proposal.

For additional information regarding the Chapter 11 Cases, reorganization and the Stalking Horse Purchase Agreement, see “Explanatory Note” and Note 2, Reorganization and Chapter 11 Proceedings of the Notes to the Consolidated Interim Financial Statements.

Impact of COVID-19 Pandemic

The ongoing global COVID-19 pandemic has created unparalleled challenges for the auto industry in the short-term. In the three months ended March 31, 2020, our manufacturing facility in Wuhan, China was shut down for six weeks in February and March and we saw diminished production in our Shanghai, China facility for that same time period, which adversely impacted our net sales for the period. During the second quarter, our facilities in China re-opened, however our manufacturing facilities in Mexicali, Mexico and Pune, India were shut down for five weeks and our manufacturing facilities in Europe operated at reduced capacity. In the third quarter, the fast recovery observed in all geographies has enabled us to ramp up production in most of our production sites to normal levels. However, if the COVID-19 pandemic drives new lockdown measures impacting our manufacturing facilities, our facilities may be forced to shut down or operate at reduced capacity again. Additional or continued facilities closures or reductions in operation could significantly reduce our production volumes and have a material adverse impact on our business, results of operations and financial condition. Additional or continued facilities closures or reductions in operation could significantly reduce our production volumes and have a material adverse impact on our business, results of operations and financial condition.

Analyst consensus for the full year 2020 calls for a 22% decrease in light vehicle production, and of about 20% decline for commercial vehicles, a larger drop than during the financial crisis in 2008 and 2009. Recovery appears to be faster in the U.S. and China compared to Europe.  As a result, we expect a contraction of approximately 15% of turbocharger industry volume in 2020. The health and safety of our employees, customers, and suppliers is our top priority. In parallel, we are continuously updating various scenarios for vehicle demand and OEM production volumes through 2020 and 2021. Each scenario is backed with contingency plans that we believe will allow us to react swiftly to changes in customer demand while protecting Garrett’s long-term growth potential. In addition, we have implemented cost control measures and cash management actions, including:

•	Postponing capital expenditures;
•	Optimizing working capital requirements;
•	Lowering discretionary spending;
•	Flexing organizational costs by implementing short-term working schemes;
•	Reducing temporary workforce and contract service workers; and
•	Restricting external hiring.

The following charts show our percentage of revenues by geographic region and product line for the three and nine months ended September 30, 2020 and the percentage change from the prior year comparable period.

By Geography

By Product Line

•	We are a global business that generated revenues of approximately $0.8 billion and $2 billion for the three and nine months ended September 30, 2020 respectively.
•

Light vehicle products (which includes Diesel and Gas products, including products for passenger cars, SUVs, light trucks, and other products) accounted for approximately 69% and 67% of our revenues for the three and nine months ended September 30, 2020. Commercial vehicle products (products for on-highway trucks and off-highway trucks, construction, agriculture and power-generation machines) accounted for 18% and 19% of our revenues for the three and nine months ended September 30, 2020.

•

Our OEM sales contributed approximately 87% and 86% of our revenues while our aftermarket and other products contributed 11% and 12% of our revenues for the three and nine months ended September 30, 2020.

•

Approximately 51% and 51% of our revenues came from sales to customers located in Europe, 33% and 32% from sales to customers located in Asia, 15% and 16% from sales to customers in North America, and 1% and 1% from sales to customers in other international markets for the three and nine months ended September 30, 2020.

Basis of Presentation

The Consolidated Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All amounts presented are in millions, except per share amounts.

Liabilities under the Subordinated Asbestos Indemnity Agreement

The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the indemnification and reimbursement agreement with Honeywell (as amended, the “Subordinated Asbestos Indemnity Agreement”), under which Garrett ASASCO is required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Subordinated Asbestos Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the first quarter of 2020, Garrett ASASCO paid Honeywell the Euro-equivalent of $35 million in connection with the Subordinated Asbestos Indemnity Agreement. Honeywell and Garrett agreed to defer the payment from Garrett ASASCO under the Subordinated Asbestos Indemnity Agreement due May 1, 2020 to December 31, 2020 (the “Q2 Payment”).  We do not expect Garrett ASASCO to make payments to Honeywell under the Subordinated Asbestos Indemnity Agreement during the pendency of the Chapter 11 Cases. The plan contemplated by the RSA, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates under the Subordinated Asbestos Indemnity Agreement, including pre-petition liabilities under the Subordinated Asbestos Indemnity Agreement that have not been satisfied or addressed during the Chapter 11 Cases.

On December 2, 2019, the Company and Garrett ASASCO, filed a Summons with Notice in the Commercial Division of the Supreme Court of the State of New York, County of New York (the “NY Supreme Court”) commencing an action (the “Action”) against Honeywell, certain of Honeywell’s subsidiaries and certain of Honeywell’s employees for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 15, 2020, the Company and Garrett ASASCO, filed a Complaint in the NY Supreme Court in connection with the Action. The lawsuit arises from the Subordinated Asbestos Indemnity Agreement. The

Company is seeking declaratory relief; compensatory damages in an amount to be determined at trial; rescission of the Subordinated Asbestos Indemnity Agreement; attorneys’ fees and costs and such other and further relief as the Court may deem just and proper. There can be no assurance as to the time and resources that will be required to pursue these claims or the ultimate outcome of the lawsuit. Among other claims, Garrett asserts that Honeywell is not entitled to indemnification because it improperly seeks indemnification for amounts attributable to punitive damages and intentional misconduct, and because it has failed to establish other prerequisites for indemnification under New York law. Specifically, the claim asserts that Honeywell has failed to establish its right to indemnity for each and every asbestos settlement of the thousands for which it seeks indemnification. The Action seeks to establish that the Subordinated Asbestos Indemnity Agreement is not enforceable, in whole or in part. On March 5, 2020, Honeywell filed a “Notice of Motion to Dismiss Garrett’s Complaint.” The parties agreed to certain schedules for the case that provided that Garrett would file an amended complaint, then Honeywell would have an opportunity to file another motion to dismiss in response.  On September 20, 2020, Garrett and certain of its subsidiaries each filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York.  On September 23, 2020, Garrett removed the Action to the United States District Court for the Southern District of New York, and on September 24, 2020, the Action was referred to the Bankruptcy Court, where the case is currently pending.  On October 13, 2020, Honeywell filed a motion to dismiss the Action in the Bankruptcy Court.  Garrett does not believe Honeywell’s motion has merit, and Garrett plans to respond.  A pre-trial conference took place on October 22, 2020. The Court is expected to hear argument on Honeywell’s pending motion to dismiss on November 18, 2020.

Results of Operations for the three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019

Net Sales

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net sales	$804	$781	$2,026	$2,418
% change compared with prior period	2.9%		(16.2)%

The change in net sales compared to prior year period is attributable to the following:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Volume	1.1%	(15.5%)
Price	(0.8%)	(0.3%)
Foreign Currency Translation	2.6%	(0.4%)
	2.9%	(16.2%)

Three Months Ended September 30, 2020 compared with Three Months Ended September 30, 2019

Our net sales increased for the three months ended September 30, 2020 compared to the prior year period by $23 million or 2.9% (including a favorable impact of 2.6% due to foreign currency translation). The increase in sales was primarily driven by light vehicles OEM products increase of $28 million, commercial vehicles OEM products increase of $7 million, partially offset by aftermarket products net sales decline of $10 million and other products decline of $2 million.

Our light vehicles OEM products increase was primarily driven by higher gasoline volumes in China, as a result of increased turbocharger penetration in gasoline engines and new product launches, partially offset by lower volumes in Europe. The increase in net sales for commercial vehicles was mainly driven by higher volumes in China and North America. The decrease in aftermarket product sales was primarily driven by volume decreases in North America. The decrease in other net sales was primarily driven by a decrease in prototype volumes.

The production of our facilities in China has increased significantly, with an increase in net sales of 53% compared to the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 compared with Nine Months Ended September 30, 2019

Our net sales decreased for the nine months ended September 30, 2020 compared to the prior year period by $392 million or 16.2% (including a negative impact of 0.4% due to foreign currency translation). The decrease in sales was primarily driven by light vehicles OEM products decline of $238 million, commercial vehicles OEM products decline of $86 million, aftermarket products decline of $56 million and other products decline of $12 million.

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

Due to the Covid-19 pandemic, our manufacturing facility in Wuhan, China, was shut down for six weeks in February and March 2020 and we saw diminished production in our Shanghai, China facility for the same time period, which were the primary drivers of the decrease in sales in the Asia region during the three months ended March 31, 2020. Since our facilities in China re-opened in the middle of March, the production of those facilities in China has recovered significantly with an increase in net sales of 32% compared to the nine months ended September 30, 2019.

Our manufacturing facilities in Mexicali, Mexico and Pune, India were shut down for five weeks in April and May 2020 and we saw diminished production in our European manufacturing facilities for that same time period, which were the primary drivers of the decrease in sales in the Europe and North America regions during the nine months ended September 30, 2020.

Cost of Goods Sold

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Cost of goods sold	$652	$609	$1,648	$1,868
% change compared with prior period	7.1%	0.5%	(11.8)%	(5.3)%
Gross profit percentage	18.9%	22.0%	18.7%	22.7%

Three Months Ended September 30, 2020 compared with Three Months Ended September 30, 2019

Costs of goods sold increased in the three months ended September 30, 2020 compared to the prior year period by $43 million or 7.1% primarily due to an increase in direct material costs of $25 million and a $13 million increase in other fixed costs (primarily related to government incentives and tax recoveries recognized in the three months ended September 30, 2019).

Gross profit percentage decreased by 3.1 percentage points primarily due to the unfavorable impact of mix and price (2.7 percentage points) and one-time fixed costs (1.5 percentage points), partially offset by the favorable impact of productivity (0.9 percentage points) and the favorable impact of foreign exchange rates (0.2 percentage points)

Nine Months Ended September 30, 2020 compared with Nine Months Ended September 30, 2019

Costs of goods sold decreased in the nine months ended September 30, 2020 compared to the prior year period by $220 million or 11.8% primarily due to a decrease in direct material costs and labor costs of $210 million, driven by decreased volumes.

Gross profit percentage decreased by 4 percentage points primarily due to unfavorable impacts from mix and price (2.4 percentage points),  unfavorable impacts from inflation (0.6 percentage points), unfavorable impact from repositioning costs (0.2 percentage points), and other factors (1.4 percentage points), including higher costs from premium freight and higher one time fixed costs, partially offset by the favorable impacts from foreign and exchange rates (0.2 percentage points) and favorable impact of productivity including lower volume leverage (0.3 percentage points).

Selling, General and Administrative Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Selling, general and administrative expense	$103	$68	$215	$186
% of sales	12.8%	8.7%	10.6%	7.7%

Three Months Ended September 30, 2020 compared with Three Months Ended September 30, 2019

Selling, general and administrative expenses increased in the three months ended September 30, 2020 compared to the prior year period by $35 million, mainly due to an increase of $44 million of professional services fees, primarily related to the Chapter 11 Cases in the current year period, partially offset by $9 million of cost saving actions implemented to ease the impact of COVID-19 on our financial performance, including merit freezes, state funded lay-offs, unpaid leaves and reductions in travel expenses and professional services, as well as one-time Spin-off costs incurred in the prior year period.

Nine Months Ended September 30, 2020 compared with Nine Months Ended September 30, 2019

Selling, general and administrative expenses increased in the nine months ended September 30, 2020 compared to the prior year period by $29 million, mainly due to an increase of $53 million of professional service fees, primarily related to the Chapter 11 Cases in the current year period, partially offset by $25 million of cost saving actions implemented to ease the impact of COVID-19 on our financial performance, including merit freezes, state funded lay-offs, unpaid leaves and reductions in travel expenses and professional services, as well as one-time Spin-off costs incurred in the prior year period.

Other Expense, Net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Other expense, net	$14	$18	$45	$54
% of sales	1.7%	2.3%	2.2%	2.2%

Three Months Ended September 30, 2020 compared with Three Months Ended September 30, 2019

Other expense, net decreased in the three months ended September 30, 2020 compared to the prior year period by $4 million. The decrease was attributable to the decrease in indemnification litigation-related expenses.

Nine Months Ended September 30, 2020 compared with Nine Months Ended September 30, 2019

Other expense, net decreased in the nine months ended September 30, 2020 compared to the prior year period by $9 million. The decrease was attributable to the decrease in legal fees incurred in connection with the Subordinated Asbestos Indemnity Agreement.

Interest Expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Interest expense	$20	$18	$56	$52

Three Months Ended September 30, 2020 compared with Three Months Ended September 30, 2019

Interest expense increased in the three months ended September 30, 2020 compared to the prior year period by $2 million, mainly due to higher outstanding Revolving Facility (as defined below) drawings, amortization of fees related to the amendment, dated June 12, 2020 (the “2020 Amendment”), to our Credit Agreement, dated September 27, 2018 (as amended, the “Credit Agreement”), cancellations of cross-currency interest rate swaps in connection with the Chapter 11 Cases, partially offset by lower interest expense on our Term Loan Facilities (as defined below) due to partial prepayments in 2019.

Nine Months Ended September 30, 2020 compared with Nine Months Ended September 30, 2019

Interest expense increased in the nine months ended September 30, 2020 compared to the prior year period by $4 million, mainly due to higher interest expense due to the full draw down of our Revolving Facility and fees related to the 2020 Amendment, partially offset by lower interest expense on our Term Loan Facilities due to partial prepayments in 2019.

Non-operating expense (income)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Non-operating expense (income)	$1	$(4)	$(7)	$2

Three Months Ended September 30, 2020 compared with Three Months Ended September 30, 2019

Non-operating (income) expense for the three months ended September 30, 2020 decreased to an expense of $1 million from income of $4 million in the prior year period, primarily due to impacts from changes in foreign exchange rates, net of hedging.

Nine Months Ended September 30, 2020 compared with Nine Months Ended September 30, 2019

Non-operating (income) expense for the nine months ended September 30, 2020 increased to income of $7 million from an expense of $2 million in the prior year period, primarily due to impacts from changes in foreign exchange rates, net of hedging.

Reorganization items, net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Reorganization items, net	$4	$-	$4	$—

Three Months Ended September 30, 2020 compared with Three Months Ended September 30, 2019

Reorganization items, net for the three months ended September 30, 2020 were $4 million, representing the write-off of the unamortized deferred high yield debt issuance cost.

Nine Months Ended September 30, 2020 compared with Nine Months Ended September 30, 2019

Reorganization items, net for the nine months ended September 30, 2020 were $4 million, representing the write-off of the unamortized deferred high yield debt issuance cost.

Tax Expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Tax (benefit) expense	$(1)	$34	$11	$79
Effective tax rate	(10.0)%	47.2%	16.9%	30.9%

See Note 7, Income Taxes of the Notes to the Consolidated Interim Financial Statements for a discussion of the change in effective tax rates for the three and nine months ended September 30, 2020 versus the prior year periods.

Net Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net Income	$11	$38	$54	$177

Three Months Ended September 30, 2020 compared with Three Months Ended September 30, 2019

As a result of the factors described above, net income was $11 million for the three months ended September 30, 2020 as compared to net income of $38 million for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 compared with Nine Months Ended September 30, 2019

As a result of the factors described above, net income was $54 million for the nine months ended September 30, 2020 as compared to net income of $177 million for the nine months ended September 30, 2019.

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

EBITDA and Adjusted EBITDA(1)(2)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in millions)
Net income — GAAP	$11	$38	$54	$177
Net interest expense (income)	19	16	53	46
Tax expense	(1)	34	11	79
Depreciation	23	20	60	55
EBITDA (Non-GAAP)	$52	$108	$178	$357
Other expense, net (which consists of indemnification, asbestos and environmental expenses)(3)	14	18	44	54
Non-operating (income) expense(2)(4)	(3)	—	(8)	—
Reorganization items, net	4	—	4	—
Stock compensation expense(5)	2	5	8	14
Repositioning charges(6)	2	—	8	3
Foreign exchange (gain) loss on debt, net of related hedging (gain) loss	5	—	4	8
Spin-off costs(7)(8)	—	2	—	10
Professional service costs(9)	44	—	53	—
Adjusted EBITDA (Non-GAAP)	$120	$133	$291	$446

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

(3)

The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Subordinated Asbestos Indemnity Agreement with Honeywell entered into on September 12, 2018, under which Garrett ASASCO is required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. See Note 18, Commitments and Contingencies of Notes to the Consolidated Interim Financial Statements.

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

(7)

During the fourth quarter of 2019 additional spin-off costs related to the first three quarters of 2019 were identified and included within the adjustment for the three and twelve months end December 31, 2019 as presented in our 2019 Form 10K.  As a result, the three and nine months ended September 30, 2019 were recast to include these additional costs.

(8)	Spin-Off costs primarily include costs incurred for the set-up of the IT, Legal, Finance, Communications and Human Resources functions after the Spin-Off from Honeywell on October 1, 2018.

(9)	Professional service costs consist of professional service fees to support strategic planning for the Company. We consider these costs to be unrelated to our ongoing core business operations.

Three Months Ended September 30, 2020 compared with Three Months Ended September 30, 2019

Adjusted EBITDA (non-GAAP) decreased by $13 million for the three months ended September 30, 2020 compared to the prior year period. The decrease was primarily due to higher selling, general and administrative expenses ($35 million) and price ($6 million), partially offset by the favorable impact of productivity, net of mix ($19 million), lower research and development expenses ($4 million), foreign exchange including prior year´s hedge gains ($4 million) and favorable impacts of sales volume ($1 million).

Nine Months Ended September 30, 2020 compared with Nine Months Ended September 30, 2019

Adjusted EBITDA (non-GAAP) decreased by $155 million for the nine months ended September 30, 2020 compared to the prior year period. The decrease was primarily due to unfavorable impacts of volume ($132 million), selling, general and administrative expenses ($29 million), inflation ($11 million) and price ($7 million), partially offset by the favorable impact of lower research and development expenses ($13 million), productivity, net of mix ($5 million) and foreign exchange rates including prior year’s hedge losses ($6 million).

Cash flow from operations less Expenditures for property, plant and equipment (1)

	For the Nine Months Ended September 30,
	2020	2019
	(Dollars in millions)
Net cash (used for) provided by operating activities — GAAP	(136)	125
Expenditures for property, plant and equipment	(79)	(74)
Cash flow from operations less Expenditures for property, plant and equipment (Non-GAAP)	$(215)	$51

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

Cash flow from operations less Expenditures for property, plant and equipment (non-GAAP) decreased by $266 million for the nine months ended September 30, 2020 versus the prior year period, primarily due to the unfavorable impact from working capital of $143 million, a decrease in net income, net of deferred taxes of $152 million, and an unfavorable impact of $56 million in prepaid Directors and officers insurance, employee continuity awards and prepayments to suppliers, partially offset by delayed Obligations payable to Honeywell of $90 million. Additionally, Expenditures for property, plant and equipment expenses increased by $5 million.

Liquidity and Capital Resources

As described above, the commencement of the Chapter 11 Cases described above constituted an event of default that accelerated the Company’s obligations, as applicable, under the Credit Agreement and the Company’s 5.125% senior notes due 2026 (the “Senior Notes”). The Credit Agreement and Senior Notes provide that as a result of the commencement of the Chapter 11 Cases, the principal, interest and all other amounts due thereunder shall be immediately due and payable. Any efforts to enforce the payment obligations under the Credit Agreement and Senior Notes are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Credit Agreement and Senior Notes are subject to the applicable provisions of the Bankruptcy Code.

We expect that our cash requirements in the fourth quarter of 2020 will primarily be to fund operating activities, working capital, and capital expenditures. We have historically funded our cash requirements, which included requirements to meet our obligations under our debt instruments and the Subordinated Asbestos Indemnity Agreement described below, as well as the tax matters agreement with Honeywell (the “Tax Matters Agreement”), through the combination of cash flows from operating activities, available cash balances and available borrowings through our debt agreements. During the Chapter 11 Cases, our principal sources of liquidity are expected to be limited to cash flow from operations, cash on hand and borrowings under the DIP Credit Agreement (as defined below). Based on our current expectations, we believe these principal sources of liquidity during the Chapter 11 Cases will be sufficient to fund our operations during the pendency of the Chapter 11 Cases.

Senior Secured Credit Facilities

On September 27, 2018, we entered into a Credit Agreement by and among us, certain of our subsidiaries, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement was amended on June 12, 2020. The Credit Agreement provides for senior secured financing of approximately the Euro equivalent of $1,254 million, consisting of (i) a seven-year senior secured first-lien term B loan facility, which consists of a tranche denominated in Euro of €375 million and a tranche denominated in U.S. Dollars of $425 million (the “Term B Facility”), (ii) a five-year senior secured first-lien term A loan facility in an aggregate principal amount of €330 million (the “Term A Facility” and, together with the Term B Facility, the “Term Loan Facilities”) and (iii) a five-year senior secured first-lien revolving credit facility in an aggregate principal amount of €430 million with revolving loans to the Swiss Borrower (as defined in the Credit Agreement), to be made available in a number of currencies including Australian Dollars, Euros, Pounds Sterling, Swiss Francs, U.S. Dollars and Yen (the “Revolving Facility” and, together with the Term Loan Facilities, the “Senior Secured Credit Facilities”).

The Senior Secured Credit Facilities are subject to an interest rate, at our option and subject to certain conditions and limitations, of either (a) base rate determined by reference to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the

“prime rate” in the United States, (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (3) the one month adjusted LIBOR rate, plus 1% per annum (“ABR”), (b) an adjusted LIBOR rate (“LIBOR”) (which shall not be less than zero), or (c) an adjusted EURIBOR rate (“EURIBOR”) (which shall not be less than zero), in each case, plus an applicable margin. Pursuant to the 2020 Amendment, (i) the margin applicable to loans under the Term B Facility will increase by 75 basis points through the maturity date and (ii) the margin applicable to loans under the Revolving Facility and Term A Facility will increase by 25 basis points until the Company delivers consolidated financial statements as of and for its first fiscal quarter ending on or after the last day of the Relief Period (as defined below). Pursuant to the 2020 Amendment, the margin applicable to loans under our Senior Secured Credit Facilities increased by 25 basis points on September 4, 2020 following a downgrade in our corporate credit rating by S&P Global ratings.

The applicable margin for the U.S. Dollar tranche of the Term B Facility is currently 3.50% per annum (for LIBOR loans) and 2.50% per annum (for ABR loans) while that for the euro tranche of the Term B Facility is currently 3.75% per annum (for EURIBOR loans). The applicable margin for each of the Term A Facility and the Revolving Facility varies based on our leverage ratio which is increased by 25 basis points until the Company delivers consolidated financial statements as of and for its first fiscal quarter ending on or after the last day of the Relief Period. Accordingly, the interest rates for the Senior Secured Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR, EURIBOR or future changes in our corporate rating or leverage ratio.

The commencement of the Chapter 11 Cases described above constituted an event of default that accelerated the Company’s obligations and terminated undrawn commitments, as applicable, under the Credit Agreement. The Credit Agreement provides that as a result of the commencement of the Chapter 11 Cases, the principal, interest and all other amounts due thereunder shall be immediately due and payable. Any efforts to enforce the payment obligations under the Credit Agreement are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Credit Agreement are subject to the applicable provisions of the Bankruptcy Code.

During the Chapter 11 Cases and pursuant to an order of the Bankruptcy Court, we make monthly payments of interest at the contractual non-default rate of interest on loans and certain other obligations under our Senior Secured Credit Facilities.

Senior Notes

On September 27, 2018, we completed the offering of €350 million (approximately $410 million based on exchange rates as of September 27, 2018) in aggregate principal amount of Senior Notes. The Senior Notes bear interest at a fixed annual interest rate of 5.125% and mature on October 15, 2026.

The Senior Notes were issued pursuant to an Indenture, dated September 27, 2018, which, among other things and subject to certain limitations and exceptions, limits our ability and the ability of our restricted subsidiaries to: (i) incur, assume or guarantee additional indebtedness or issue certain disqualified equity interests and preferred shares, (ii) pay dividends or distributions on, or redeem or repurchase, capital stock and make other restricted payments, (iii) make investments, (iv) consummate certain asset sales or transfers, (v) engage in certain transactions with affiliates, (vi) grant or assume certain liens on assets to secure debt unless the notes are secured equally and ratably (vii) restrict dividends and other payments by certain of their subsidiaries and (vii) consolidate, merge, sell or otherwise dispose of all or substantially all of our or our restricted subsidiaries’ assets.

The commencement of the Chapter 11 Cases described above constituted an event of default that accelerated the Company’s obligations, as applicable, under the Senior Notes. The Senior Notes provide that as a result of the commencement of the Chapter 11 Cases, the principal, interest and all other amounts due thereunder shall be immediately due and payable. Any efforts to enforce the payment obligations under the Senior Notes are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Senior Notes are subject to the applicable provisions of the Bankruptcy Code.

DIP Credit Agreement

On October 6, 2020, the Bankruptcy Court entered an order granting interim approval of the Debtors’ entry into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), with the lenders party thereto (the “DIP Lenders”) and Citibank N.A. as administrative agent (the “DIP Agent”). On October 9, 2020 (the “Closing Date”), the Company, the DIP Agent and the DIP Lenders entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a senior secured, super-priority term loan (the “DIP Term Loan Facility”) with a maximum principal amount of $200 million, $100 million of which was funded on the Closing Date and $100 million of which was subsequently funded on October 26, 2020, following entry of the Bankruptcy Court’s final order approving the DIP Term Loan Facility on October 23, 2020. The proceeds of the DIP Term Loan Facility are to be used by the Debtors to (a) pay certain costs, premiums, fees and expenses related to the Chapter 11 Cases, (b) make payments pursuant to any interim or final order entered by the Bankruptcy Court pursuant to any “first day” motions permitting the payment by the Debtors of any prepetition amounts then due and owing; (c) make certain adequate protection payments in accordance with the DIP Credit Agreement and (d) fund working capital needs of the Debtors and their subsidiaries to the extent permitted by the DIP Credit Agreement. On October 12, 2020, the Company, the DIP Agent and the DIP Lenders entered into the First

Amendment to the DIP Credit Agreement (the “First Amendment”). The First Amendment eliminates the obligation for the Company to pay certain fees to the DIP Lenders in connection with certain prepayment events under the DIP Credit Agreement. For additional information regarding the terms of the DIP Credit Agreement, see Note 2, Restructuring and Chapter 11 Proceedings of the Notes to the Consolidated Interim Financial Statements.

Delisting from NYSE

On September 20, 2020, we were notified by the New York Stock Exchange (the “NYSE”) that, as a result of the Chapter 11 Cases, and in accordance with Section 802.01D of the NYSE Listed Company Manual, that NYSE had commenced proceedings to delist our common stock from the NYSE. The NYSE indefinitely suspended trading of our common stock on September 21, 2020. We determined not to appeal the NYSE’s determination. On October 8, 2020, the NYSE filed a Form 25-NSE with the Securities and Exchange Commission, which removed our common stock from listing and registration on the NYSE effective as of the opening of business on October 19, 2020. The delisting of our common stock from NYSE has and could continue to limit the liquidity of our common stock, increase the volatility in the price of our common stock, and hinder our ability to raise capital.

Subordinated Asbestos Indemnity Agreement

On September 12, 2018, Garrett ASASCO entered into the Subordinated Asbestos Indemnity Agreement, under which Garrett ASASCO is required to make certain payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of the Subordinated Asbestos Indemnity Agreement, Garrett ASASCO is responsible for paying to Honeywell such amounts, up to a cap of an amount equal to the Distribution Date Currency Exchange Rate (1.16977 USD = 1 EUR) equivalent of $175 million (exclusive of any late payment fees) in respect of such liabilities arising in any given calendar year. This Subordinated Asbestos Indemnity Agreement may have material adverse effects on our liquidity and cash flows and on our results of operations, regardless of whether we experience a decline in net sales. See “We are subject to risks associated with the Indemnification and Reimbursement Agreement, pursuant to which we are required to make substantial cash payments to Honeywell, measured in substantial part by reference to estimates by Honeywell of certain of its liabilities” under “Risk Factors” in our 2019 Form 10-K. In addition, the payments that Garrett ASASCO is required to make to Honeywell pursuant to the terms of the Subordinated Asbestos Indemnity Agreement will not be deductible for U.S. federal income tax purposes. The Subordinated Asbestos Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.

During the first quarter of 2020, Garrett ASASCO paid Honeywell the Euro-equivalent of $35 million in connection with the Subordinated Asbestos Indemnity Agreement. In January 2020 we received from Honeywell the 2019 Prior Year Aggregate Loss Statement (as defined in the Subordinated Asbestos Indemnity Agreement) which confirmed that the payments made to Honeywell as required by the Subordinated Asbestos Indemnity Agreement in 2019 included an overpayment of $33 million.  This payment will be deducted from the Q2 Payment and will reduce the cash payments payable to Honeywell in 2020.  Honeywell and Garrett have agreed to defer the Q2 Payment due May 1, 2020 to December 31, 2020.   We do not expect Garrett ASASCO to make payments to Honeywell under the Subordinated Asbestos Indemnity Agreement during the pendency of the Chapter 11 Cases. The plan contemplated by the RSA, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates under the Subordinated Asbestos Indemnity Agreement, including pre-petition liabilities under the Subordinated Asbestos Indemnity Agreement that have not been satisfied or addressed during the Chapter 11 Cases.

We are currently engaged in litigation against Honeywell in connection with the Subordinated Asbestos Indemnity Agreement. For additional information, see Part II, Item 1. Legal Proceedings.

Tax Matters Agreement

On September 12, 2018, we entered into a Tax Matters Agreement, which governs the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests).

The Tax Matters Agreement generally provides that we are responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. Among other items, as a result of the mandatory transition tax imposed by the Tax Cuts and Jobs Act, Garrett ASASCO is required to make payments to a subsidiary of Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. We estimate that Garrett ASASCO’s total aggregate payments to Honeywell with respect to the mandatory transition tax will be $240 million with $200 million in payments remaining as of December 31, 2019. Under the terms of the Tax Matters Agreement, Garrett ASASCO is required to pay this amount in Euros, without interest, in five annual installments, each equal to 8% of the aggregate amount, followed by three additional annual installments equal to 15%, 20% and 25% of the aggregate amount, respectively. Garrett ASASCO paid the first annual installment in October 2018 and subsequent annual installments are due in April of each year. The annual installment due on April 1, 2020 has been deferred to December 31, 2020 in agreement with Honeywell. We do not expect Garrett ASASCO to make payments to Honeywell under the Tax Matters Agreement during the pendency of the Chapter 11 Cases. The plan contemplated by the RSA, if confirmed, will provide for the treatment of claims against the Company’s bankruptcy estates under the Tax Matters Agreement, including pre-petition liabilities under the Tax Matters Agreement that have not been satisfied or addressed during the Chapter 11 Cases.

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

Cash Flow Summary for the Nine Months Ended September 30, 2020 and 2019

	For the Nine Months Ended September 30,
	2020	2019
	(Dollars in millions)
Cash (used for) provided by:
Operating activities	(136)	125
Investing activities	(79)	(62)
Financing activities	340	(62)
Effect of exchange rate changes on cash and restricted cash	3	(7)
Net decrease in cash, cash equivalents and restricted cash	$128	$(6)

Cash used for operating activities increased by $261 million for the nine months ended September 30, 2020 versus the prior year period, primarily due to an unfavorable impact from working capital of $143 million and a decrease in net income, net of deferred taxes of $152 million, an unfavorable impact of $56 million in prepaid Directors and officers insurance, employee continuity awards and prepayments to suppliers, partially offset by delayed Obligations payable to Honeywell of $90 million.

Cash used for investing activities increased by $17 million for the nine months ended September 30, 2020 versus the prior year period, primarily due to an unfavorable impact from a prior year settlement received on the re-couponing of our cross currency swap contract of $19 million.

Cash provided by financing activities increased by $402 million for the nine months ended September 30, 2020 versus the prior year period. The increase was driven by a draw down, net of payments, on our Revolving Facility of $349 million and payments of long-term debt during the nine months ended September 30, 2020 totaling $2 million, as compared to $62 million of such payments during the prior year period.

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

Contractual Obligations and Probable Liability Payments

Other than with respect to the anticipated timing of our payments under the Subordinated Asbestos Indemnity Agreement as described elsewhere in this Quarterly Report on Form 10-Q, the additional borrowing under the Credit Agreement and DIP Credit Agreement as described above or otherwise as a result of the Chapter 11 Cases, there have been no material changes to our contractual obligations from those described in our 2019 Form 10-K.

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

In light of the near-term impact of the COVID-19 pandemic, we have reviewed current capital expenditure programs and re-phased some programs related to future capacity expansion and long-term development programs. We expect this to materially reduce new capital expenditures in 2020 without having an adverse effect on our ability to deliver long-term projects on time. In addition, the Stalking Horse Purchase Agreement contains customary representations, warranties and covenants including with respect to our capital expenditures.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of our Consolidated Interim Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. Actual results could differ from our estimates and assumptions, and any such differences could be material to our financial statements. Our critical accounting policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2019 Form 10-K. In connection with the filing of the Chapter 11 Cases on the Petition Date, the Consolidated Interim Financial Statements included herein have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852, Reorganizations. See Note 2, Reorganization and Chapter 11 Proceedings, of the Consolidated Interim Financial Statements for further details.

Recent Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies of the Notes to Consolidated Interim Financial Statements for further discussion of recent accounting pronouncements.

Other Matters

Litigation and Environmental Matters

See Note 18, Commitments and Contingencies of the Notes to the Consolidated Interim Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see Item 7A Quantitative and Qualitative Disclosures About Market Risks, in our Annual Report on Form 10-K for the year ended December 31, 2019. As a result of the Chapter 11 case commencement, the Company has lost the ability to enter into hedging contracts. The hedging motion has been approved and will enable limited hedging transaction, fully cash collateralized, until emergence. The Company is therefore exposed to foreign exchange fluctuations.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On December 2, 2019, the Company and its subsidiary, Garrett ASASCO Inc., filed a Summons with Notice in the Commercial Division of the Supreme Court of the State of New York, County of New York (the “NY Supreme Court”) commencing an action (the “Action”) against Honeywell, certain of Honeywell’s subsidiaries and certain of Honeywell’s employees for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 15, 2020, the Company and Garrett ASASCO Inc. filed a Complaint in the NY Supreme Court in connection with the Action. The lawsuit arises from the Subordinated Asbestos Indemnity Agreement. The Company is seeking declaratory relief, compensatory damages in an amount to be determined at trial rescission of the Subordinated Asbestos Indemnity Agreement, attorneys’ fees and costs, and such other and further relief as the Court may deem just and proper. Among other claims, Garrett asserts that Honeywell is not entitled to indemnification because it improperly seeks indemnification for amounts attributable to punitive damages and intentional misconduct, and because it has failed to establish other prerequisites for indemnification under New York law. Specifically, the claim asserts that Honeywell has failed to establish its right to indemnity for each and every asbestos settlement of the thousands for which it seeks indemnification. The Action seeks to establish that the Subordinated Asbestos Indemnity Agreement is not enforceable, in whole or in part. On March 5, 2020, Honeywell filed a “Notice of Motion to Dismiss Garrett’s Complaint.” The parties agreed to certain schedules for the case that provided that Garrett would file an amended complaint, then Honeywell would have an opportunity to file another motion to dismiss in response.  On September 20, 2020, Garrett and certain of its subsidiaries each filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York.  On September 23, 2020, Garrett removed the Action to the United States District Court for the Southern District of New York, and on September 24, 2020, the Action was referred to the Bankruptcy Court, where the case is currently pending.  A pre-trial conference took place on October 22, 2020.  The Court is expected to hear argument on Honeywell’s pending motion to dismiss on November 18, 2020. The Debtors’ Chapter 11 Cases are being jointly administered under the caption “In re: Garrett Motion Inc., 20-12212.” For additional information regarding the Chapter 11 Cases, see Note 1 Background and Basis of Preparation and Note 2 Reorganization and Chapter 11 Proceedings of the Notes to the Consolidated Interim Financial Statements.

On September 25, 2020, a putative class action securities complaint was filed against Garrett Motion Inc. and certain current and former Garrett officers and directors, in the United States District Court for the Southern District of New York.  The case bears the caption: Steven Husson, Individually and On Behalf of All Others Similarly Situated, v. Garrett Motion Inc., Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, and Su Ping Lu, Case No. 1:20-cv-07992-JPC (SDNY) (the “Husson Action”).  The Husson Action asserts claims under Sections 10(b) and 20(a) of the Exchange Act, for securities fraud and control person liability.  On September 28, 2020, the plaintiff sought to voluntarily dismiss his claim against Garrett Motion Inc.; this request has been referred to the judge for approval. On October 5, 2020, another putative class action securities complaint was filed against certain current and former Garrett officers and directors, in the United States District Court for the Southern District of New York.  This case bears the caption: The Gabelli Asset Fund, The Gabelli Dividend & Income Trust, The Gabelli Value 25 Fund Inc., The Gabelli Equity Trust Inc., SM Investors LP and SM Investors II LP, on behalf of themselves and all others similarly situated, v. Su Ping Lu, Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, Craig Balis, Thierry Mabru, Russell James, Carlos M. Cardoso, Maura J. Clark, Courtney M. Enghauser, Susan L. Main, Carsten Reinhardt, and Scott A. Tozier, Case No. 1:20-cv-08296-JPC (SDNY) (the “Gabelli Action”).  The Gabelli Action also asserts claims under Sections 10(b) and 20(a) of the Exchange Act.  Based on the publicly-available dockets, service has not yet been effected for either the Husson Action or the Gabelli Action.

For additional information regarding our legal proceedings, see Note 18, Commitments and Contingencies of the Notes to the Consolidated Interim Financial Statements.

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

Our ability to successfully operate during and reorganize the Debtors in the Chapter 11 Cases is dependent upon our ability obtain Bankruptcy Court approval of the Debtors’ motions, the outcome of Bankruptcy Court rulings and the progress of the Chapter 11 Cases in general, including the length of time the Debtors will operate in the Chapter 11 Cases.

For the duration of the Chapter 11 Cases, the Debtors are subject to the supervision of the Bankruptcy Court.  The Debtors’ ability to continue to operate in the ordinary course, and for our ability to develop and execute our business plan, continue as a going concern and ultimately successfully reorganize the Debtors, are subject to:

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time;
•

our ability to develop, confirm and consummate a plan of reorganization under the Bankruptcy Code (the “Plan”) and the Stalking Horse Transaction (as defined below) in the timeframe contemplated by RSA and the Stalking Horse Purchase Agreement or as otherwise ordered by the Bankruptcy Court

•	the ability of third parties to seek and obtain Bankruptcy Court approval to terminate contracts and other agreements with us;
•

the ability of third parties to seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 Cases to a Chapter 7 proceeding; and

•

the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans, and the Bankruptcy Court’s rulings on such actions and decisions, as applicable.

These risks and uncertainties could affect our business, operations, financial condition and our ultimate ability to successfully reorganize the Debtors in various ways.  For example, negative events associated with the Chapter 11 Cases could adversely affect the Debtors’ or our non-debtor affiliates’ relationships with suppliers, service providers, customers and other third parties, which in turn could materially adversely affect our operations and financial condition.  During the Chapter 11 Cases, the Debtors will need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit the Debtors’ ability to respond timely to certain events or take advantage of opportunities.  Additionally, if creditors or other third parties raise significant objections or take other actions against the Debtors before the Bankruptcy Court, this could have the effect of significantly delaying our ability to confirm and consummate the Plan and the Stalking Horse Transaction (and to meet the milestones set forth in the RSA and the Stalking Horse Purchase Agreement), which could have a material adverse effect on our business, operations, financial condition and our ultimate ability to successfully reorganize the Debtors.  During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses (including legal and other advisor costs), any contract terminations and rejections, and claims assessments may significantly impact our Consolidated Interim Financial Statements. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that occur during the Chapter 11 Cases that may be inconsistent with our plans, or the ultimate length of time which the Chapter 11 Cases may continue.

The Chapter 11 Cases, the DIP Credit Agreement and the Stalking Horse Purchase Agreement limit the flexibility of our management team in running our business.

The DIP Credit Agreement imposes a number of restrictions on the Debtors. Specifically, the Debtors are subject to certain affirmative covenants, including, without limitation, covenants requiring the Debtors to provide financial information, budgets and other information to the agent and the lenders under the DIP Credit Agreement, as well as negative covenants, including, without limitation, relating to the incurrence of additional debt, liens and the making of investments and restricted payments, in each case as set forth in the DIP Credit Agreement.  [Restrictions under the DIP Credit Agreement on the ability of our non-Debtor subsidiaries to incur debt, as well as on our ability to invest in our non-Debtor subsidiaries, and repay intercompany loans owing to our non-Debtor subsidiaries, could impact the availability of liquidity to our non-Debtor affiliates.] The Debtors’ ability to comply with these provisions may be affected by events beyond our control and our failure to comply or obtain a waiver in the event we cannot comply, with a covenant could result in an event of default under the DIP Credit Agreement, which could have a material adverse effect on our business, financial condition and results of operations.  [In addition, continued compliance with or failure to obtain a waiver for covenants restricting the incurrence of debt by non-Debtor subsidiaries or the making of investments in, or the repayment of intercompany loans owing to, non-Debtor subsidiaries could limit the availability of liquidity to our non-Debtor affiliates, which could also adversely impact our business, financial condition and results of operations.]

In addition to the restrictions applicable to the Debtors’ in the Chapter 11 Cases, we are also subject to operating covenants that apply to substantially all of our business (including the Debtors) under the Stalking Horse Purchase Agreement.  These covenants generally require us to operate in the ordinary course of business, to refrain from taking certain enumerated actions and to affirmatively take other enumerated actions.  Such covenants limit the flexibility of our management to respond to various events and circumstances that may arise from time to time, including as a result of the Chapter 11 Cases.  There can be no assurances that we will be able to obtain appropriate waivers from such covenants as may be necessary or advisable, which could adversely impact our business and operations.

We may not be able to complete any Bankruptcy Court-approved sales of our Company or assets through the chapter 11 process, or we may not be able to realize adequate consideration for such sales, which would adversely affect our financial condition.

The Company and certain of its subsidiaries entered into the Stalking Horse Purchase Agreement pursuant to which the Stalking Horse Bidder agreed to acquire the assets of the Company and certain of its subsidiaries pursuant to the Plan (the “Stalking Horse Transaction”). On October 19, 2020, we received a proposal from the Stalking Horse Bidder to revise its bid following the Bankruptcy Court’s entry on October 24, 2020 of an order approving bidding procedures and stalking horse protections to, among other things, increase consideration by $500 million (for total consideration of $2.6 billion) and offer our existing stockholders the opportunity to co-invest in the reorganized business (the “Stalking Horse Bidder Revised Proposal”). The Stalking Horse Purchase Agreement and the Stalking Horse Bidder Revised Proposal are subject to Bankruptcy Court approval and are intended to constitute a “stalking horse” bid that is subject to higher and better bids by third parties in accordance with bidding procedures approved by the Bankruptcy Court. Such bids by third parties may include proposals for stand-alone plans of reorganization. There can be no assurance that we will be able to obtain approval and complete the proposed sale, or any other significant reorganization transaction, including as a result of objections from our stakeholders. Such objections from stakeholders could result from stakeholders’ preference for an alternative plan of reorganization than that contemplated by the Stalking Horse Purchase Agreement and the Stalking Horse Bidder Revised Proposal. One such alternative plan of reorganization could include the plan of reorganization contemplated by a coordination agreement entered into by Honeywell International Inc., Centerbridge Partners, L.P. and Oaktree Capital Management L.P. (collectively, the “Bidding Group”) on October 16, 2020, as amended and restated on October 20, 2020 (the “Alternative Proposal”).  We continue to evaluate the Alternative Proposal and expects to engage with the Bidding Group on the terms of the Alternative Proposal.

If we are unable to complete one or more sales of the Company’s assets in the Chapter 11 Cases, including in accordance with the terms of the Stalking Horse Purchase Agreement and the Stalking Horse Bidder Revised Proposal, it may be necessary to seek additional funding sources, or convert from the Chapter 11 reorganization process to a Chapter 7 liquidation process. If one or more sales of the Company’s assets are completed, they may not generate the anticipated or desired outcomes (including with respect to consideration received).

If a sales transaction, including the Stalking Horse Transaction, is approved by the Bankruptcy Court and consummated, we expect to distribute to stockholders any net sales proceeds remaining after payment of expenses and the allowed claims of creditors (including any repayment of the Company’s prepetition debt and debtor-in-possession financing out of the sales proceeds). The amount and timing of any distributions to stockholders remain uncertain and will depend on many different factors which are difficult to predict.

For more information on the Stalking Horse Bidder Revised Proposal, see Note 2, Reorganization and Chapter 11 Proceedings of the Notes to the Consolidated Interim Financial Statements.

The outcome of our litigation with Honeywell is highly uncertain and could impact recoveries available to stockholders.

In December 2019, we commenced a lawsuit against Honeywell in connection with the Subordinated Asbestos Indemnity Agreement for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Our lawsuit seeks, among other things, to establish that the Subordinated Asbestos Indemnity Agreement is unenforceable in whole or in part because Honeywell has failed to establish the prerequisites for indemnification under New York law, and improperly seeks indemnification for amounts attributable to punitive damages and intentional misconduct.  Following the commencement of the Chapter 11 Cases, the Debtors have removed the lawsuit against Honeywell to the Bankruptcy Court, where the claims can be resolved along with other matters in the Chapter 11 Cases. Litigation with Honeywell may materially impact the amount of stockholder recoveries from the Chapter 11 Cases, and the results of such litigation are uncertain.

Under the Stalking Horse Bidder Revised Proposal, the Stalking Horse Bidder has proposed to purchase the residual interest in the bankruptcy estate of Garrett ASASCO Inc. (“ASASCO”), including the Debtors’ claims against Honeywell, by purchasing the equity interest in ASASCO. As a result, it is expected that any distributions from the bankruptcy estate of ASASCO, including any distributable proceeds remaining after payment of expenses and the allowed claims of creditors (including Honeywell) and affirmative recoveries against Honeywell, would not be available for distribution to stockholders of the Company The Stalking Horse Bidder

Revised Proposal remains subject to negotiation and entry into definitive documentation, subject to higher and better bids in the Bankruptcy Case, and the sale remains subject approval of the Bankruptcy Court.

Operating under Bankruptcy Court protection for a long period of time may harm our business.

A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. During the pendency of the Chapter 11 Cases, our senior management may be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, as the length of the Chapter 11 Cases increases, the risk that customers and suppliers will lose confidence in our ability to reorganize our business successfully may also increase, and such customers and suppliers may seek to establish alternative commercial relationships.

Delay of the Chapter 11 Cases could impact our ability to maintain our operations during the Chapter 11 Cases.

If the Chapter 11 Cases take longer than expected to conclude, the Debtors may exhaust or lose access to the DIP Term Loan Facility. Any of these factors could result in the need for substantial additional funding. A number of other factors, including the Chapter 11 Cases, our recent financial results, our substantial indebtedness and the competitive environment we face, may adversely affect the availability and terms of funding that might be available to us during the pendency of the Chapter 11 Cases. As such, we may not be able to source capital at rates acceptable to us, or at all, to fund our current operations. The inability to obtain necessary additional funding on acceptable terms could have a material adverse impact on us and on our ability to sustain our operations during the Chapter 11 Cases.

Transfers of our equity may impair our ability to utilize certain built-in losses to reduce tax payments in future years.

Certain of our assets, including stock in our subsidiaries, may have built-in losses to the extent the basis of such assets exceeds fair market value. Section 382 of the Internal Revenue Code may limit the benefit of any such built-in losses that exist at the time of an “ownership change” to the extent we or our subsidiaries are treated as having a “net unrealized built-in loss” at the time of such “ownership change.” Generally, there is an “ownership change” if one or more shareholders owning 5% or more of a corporation’s stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. [In an attempt to minimize the likelihood of such an “ownership change” occurring, the Company obtained an interim order from the Bankruptcy Court authorizing certain protective equity trading procedures effective as of September 25, 2020.]  However, no assurance can be given that an “ownership change” will not occur. If an “ownership change” occurs, absent an applicable exception, Section 382 would impose an annual limit on the amount of recognized built-in losses we can use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the federal long-term tax-exempt interest rate in effect for the month of the “ownership change.” A number of special rules apply to calculating this limit. It is possible that any such limit could impair our ability to offset gains in the event of a sale of our assets (such as under the Stalking Horse Purchase Agreement) with such recognized built-in losses, potentially resulting adverse tax consequences.

Our ability to prosecute the Chapter 11 Cases and obtain confirmation of the Plan may be contested by third parties with litigation.

Certain of the Debtors’ creditors and other parties in interest may bring litigation against the Debtors during the course of the Chapter 11 Cases, the outcome of which is uncertain. Such litigation may prolong the Chapter 11 Cases and may make it difficult for the Debtors to reach the contractual milestones for the case within the timeframe set out in the Stalking Horse Purchase Agreement and RSA, respectively.

In certain instances, a Chapter 11 proceeding may be converted to a proceeding under Chapter 7.

There can be no assurance as to whether the Debtors will successfully reorganize under the Chapter 11 Cases. If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert the Chapter 11 Cases to proceedings under Chapter 7. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan of reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Trading in our securities during the pendency of the Chapter 11 Cases poses substantial risks.

The Company’s stockholders are cautioned that it is possible that the Company’s stockholders will receive nothing in exchange for their common stock upon the completion of the Chapter 11 Cases and that the common stock will have no value and that trading in securities of the Company during the pendency of the Chapter 11 Cases will be highly speculative and will pose substantial risks. The delisting of our common stock from New York Stock Exchange has limited and could continue to limit the liquidity of our common stock, increase the volatility in the price of our common stock, and hinder our ability to raise capital. It is possible the Company’s outstanding common stock may be cancelled and extinguished upon confirmation of the Plan by the Bankruptcy Court. In such an event, the Company’s stockholders may be entitled to receive recovery on account of their equity interests, but the amount of any such recovery is highly uncertain and there may be no such recovery. Trading prices for the Company’s common stock and other securities may bear little or no relation to actual recovery, if any, by holders thereof in the Company’s Chapter 11 Cases. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

The COVID-19 pandemic has adversely impacted and is expected to further adversely impact our business and results of operations.

During 2020, the novel coronavirus disease, COVID-19, has spread across the world, including throughout Asia, the United States and Europe. The outbreak and government measures taken in response have also had a significant adverse impact, both direct and indirect, on our businesses and the economy. Our manufacturing facility in Wuhan, China was shut down for six weeks in February and March 2020 and we saw diminished production in our Shanghai, China facility for that same time period, which were the primary drivers of the decrease in sales in the Asia region during the three months ended March 31, 2020. During the second quarter while our facilities in China have re-opened, our manufacturing facilities in Mexicali, Mexico and Pune, India were shut down and our manufacturing facilities in Europe operated at reduced capacity. This significantly reduced our production volumes and had a material adverse impact on our business, results of operations and financial condition. In the third quarter, the fast recovery observed in all geographies has enabled us to ramp up production in most of our production sites to normal levels. However, if the COVID-19 pandemic drives new lockdown measures impacting our manufacturing facilities, our facilities may be forced to shut down or operate at reduced capacity again which will continue to negatively impact our revenues. We have also faced limitations on our employee resources, including because of stay-at-home orders from local governments, new Paid Time Off policies, employee furloughs, state-funded layoffs, sickness of employees or their families or the desire of employees to avoid contact with large groups of people. The pandemic has also diverted management resources and the prolonged work-from-home arrangements have created business continuity and cybersecurity risks.

Certain of our customers have been similarly affected and are experiencing closures and labor shortages. As a result of such closures, we have experienced weakened demand from our customers, who have not been able to accept orders or have delayed or canceled orders, which has negatively affected our revenues. If this trend continues, our revenues will continue to be negatively impacted.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, liquidity and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of the disease, effectiveness of any vaccines, the duration of the pandemic, travel restrictions and social distancing in the European Union, China and other countries, the duration and extent of business closures or business disruptions and the effectiveness of actions taken to contain and treat the disease. If we or our customers experience prolonged shutdowns or other business disruptions beyond current expectations, our ability to conduct our business in the manner and within planned timelines could be materially and adversely impacted, and our business and financial results may continue to be adversely affected.

Our leveraged capital structure and liabilities to Honeywell may pose significant challenges to our overall strategic and financial flexibility and have a material adverse effect on our business, liquidity position and financial position.

Our leverage ratio remains high and we expect that it will remain so for at least the next several quarters. This high leverage is exacerbated by Garrett ASASCO’s significant liabilities and obligations to Honeywell under the Subordinated Indemnity Agreement and the Tax Matters Agreement. Our leveraged capital structure poses significant challenges to our overall strategic and financial flexibility and may impair our ability to gain or hold market share in the highly competitive automotive supply market. This leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage. In addition, our business has been and may continue to be significantly impacted by the COVID-19 pandemic and related response measures, which has had adverse consequences for our leverage. See “The COVID-19 pandemic has adversely impacted and is expected to further adversely impact our business and results of operations.” above for more information. The COVID-19 pandemic and related response measures may continue to have an impact, and if we are unable to manage through these challenges, our leverage ratio, capital structure or liquidity may be further adversely effected. On September 20, 2020, the Debtors filed the Chapter 11 Cases in order to address this leveraged capital structure. However, because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that occur during the Chapter 11 Cases on our leverage, capital structure, liabilities or liquidity position, and we may not be successful in addressing these challenges through or following the Chapter 11 Cases. See risks related to the Chapter 11 Cases above for more information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Except as otherwise disclosed in this Quarterly Report on Form 10-Q or reported previously in a Current Report on Form 8-K by the Company, none.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1+	Indemnification and Reimbursement Agreement, dated September 12, 2018, by and among Honeywell ASASCO Inc., Honeywell ASASCO 2 Inc., and Honeywell International Inc.	8-K	001-38636	2.1	2/27/2020
2.2+	Tax Matters Agreement, dated September 12, 2018, by and between Honeywell International Inc., Garrett Motion Inc., and, solely for purposes of Section 3.02(g), 5.05 and 6.13(b), Honeywell ASASCO Inc. and Honeywell ASASCO 2 Inc.	8-K	001-38636	2.2	9/14/2018
2.3+	Share and Asset Purchase Agreement, dated as of September 20, 2020, by and among Garrett Motion Inc., Garrett Motion Holdings Inc., Garrett ASASCO Inc., Garrett Motion Holdings II Inc., AMP Intermediate B.V. and AMP U.S. Holdings, LLC.	8-K	001-38636	10.2	9/21/2020
2.4	Waiver Letter to Share and Asset Purchase Agreement, dated October 12, 2020, by and among Garrett Motion Inc., Garrett Motion Holdings Inc., Garrett ASASCO Inc., Garrett Motion Holdings II Inc. and AMP Intermediate B.V.	8-K	001-38636	10.1	10/13/2020
3.1	Amended and Restated Certificate of Incorporation of Garrett Motion Inc.	S-8	333-227619	4.1	10/1/2018
3.2	Amended and Restated By-laws of Garrett Motion Inc.	S-8	333-227619	4.2	10/1/2018
4.1	Indenture, dated as of September 27, 2018, between Garrett LX I S.à r.l, Garrett Borrowing LLC, the Company, the guarantors named therein, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Security Agent and Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent	8-K	001-38636	4.1	10/1/2018
10.1	Restructuring Support Agreement, dated as of September 20, 2020, by and among Garrett Motion Inc., the Company Parties and the Consenting Lenders.	8-K	001-38636	10.1	9/21/2020
10.2	DIP Credit Agreement, dated as of October 9, 2020, by and among Garrett Motion Inc., the lenders party thereto and Citibank, N.A. as Administrative Agent.	8-K	001-38636	10.1	10/9/2020
10.3	First Amendment to the DIP Credit Agreement, dated October 12, 2020.	8-K	001-38636	10.1	10/15/2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

+ Portions of these exhibits have been redacted pursuant to Item 601(b)(2) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the Company if publicly disclosed. The Company hereby undertakes to furnish unredacted copies of the exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: November 2, 2020	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: November 2, 2020	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer