Form 10-K
period 2020-12-31
Garrett Motion Inc.
filed 2021-02-16
CIK 1735707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No ☒

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $415 million based on the closing price of its common stock on the New York Stock Exchange on June 30, 2020, the last business day of the registrant’s second fiscal quarter.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☐

As of February 4, 2021, the registrant had 75,813,634 shares of common stock, $0.001 par value, outstanding.

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

On the Petition Date, the Debtors entered into a Restructuring Support Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “RSA”) with consenting lenders (the “Consenting Lenders”) holding, in the aggregate, approximately 61% of the aggregate outstanding principal amount of loans under that certain Credit Agreement, dated as of September 27, 2018, (as amended, restated, supplemented or otherwise modified from time to time, the “Prepetition Credit Agreement”) by and among the Company, as Holdings, Garrett LX III S.à r.l., as Lux Borrower, Garrett Borrowing LLC, as U.S. Co-Borrower, Garrett Motion S.à r.l., as Swiss Borrower, the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. Pursuant to the RSA, the Consenting Lenders and the Debtors agreed to the principal terms of a financial restructuring, to be implemented through a plan of reorganization under the Bankruptcy Code, and which could include the sale of all or substantially all of the assets of certain Debtors and of the stock of certain Debtors and other subsidiaries, as further described below. On January 6, 2021, the Debtors and Consenting Lenders holding no less than a majority of the aggregate outstanding principal amount of loans under the Prepetition Credit Agreement then held by all Consenting Lenders entered into Amendment No. 1 to the Restructuring Support Agreement (the “Amendment”), which, among other things, extended certain milestones contained in the RSA.

On the Petition Date, certain of the Debtors also entered into a share and asset purchase agreement (as amended, restated, supplemented or otherwise modified from time to time, the “Stalking Horse Purchase Agreement”) with AMP Intermediate B.V. (the “Stalking Horse Bidder”) and AMP U.S. Holdings, LLC, each affiliates of KPS Capital Partners, LP (“KPS”), pursuant to which the Stalking Horse Bidder agreed to purchase, subject to the terms and conditions contained therein, substantially all of the assets of the Debtors. The Stalking Horse Purchase Agreement constituted a “stalking horse” bid that was subject to higher and better offers by third parties in accordance with the bidding procedures approved by the Bankruptcy Court in an order entered by the Bankruptcy Court after hearings on October 21, 2020 and October 23, 2020 (the “Bidding Procedures Order”). The Bidding Procedures Order permitted third parties to submit competing proposals for the purchase and/or reorganization of the Debtors and approved stalking horse protections for the Stalking Horse Bidder.

On October 6, 2020, the Bankruptcy Court entered an order granting interim approval of the Debtors’ entry into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), with the lenders party thereto (the “DIP Lenders”) and Citibank N.A. as administrative agent (the “DIP Agent”). On October 9, 2020 (the “Closing Date”), the Company, the DIP Agent and the DIP Lenders entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a senior secured, super-priority term loan (the “DIP Term Loan Facility”) in the principal amount of $200 million, $100 million of which was funded on the Closing Date and $100 million of which was subsequently funded on October 26, 2020, following entry of the Bankruptcy Court’s final order approving the DIP Term Loan Facility on October 23, 2020. The proceeds of the DIP Term Loan Facility are to be used by the Debtors to (a) pay certain costs, premiums, fees and expenses related to the Chapter 11 Cases, (b) make payments pursuant to any interim or final order entered by the Bankruptcy Court pursuant to any “first day” motions permitting the payment by the Debtors of any prepetition amounts then due and owing, (c) make certain adequate protection payments in accordance with the DIP Credit Agreement and (d) fund working capital needs of the Debtors and their subsidiaries to the extent permitted by the DIP Credit Agreement. On October 12, 2020, the Company, the DIP Agent and the DIP Lenders entered into the First Amendment to the DIP Credit Agreement (the “First DIP Amendment”). The First DIP Amendment eliminates the obligation for the Company to pay certain fees to the DIP Lenders in connection with certain prepayment events under the DIP Credit Agreement.

In accordance with the Bidding Procedures Order, the Debtors held an auction (the “Auction”) at which they solicited and received higher and better offers from KPS and from a consortium made up of Owl Creek Asset Management, L.P., Warlander Asset Management, L.P., Jefferies LLC, Bardin Hill Opportunistic Credit Master Fund LP, Marathon Asset Management L.P., and Cetus Capital VI, L.P., or affiliates thereof (collectively, the “OWJ Group”). In addition to the bids received at the Auction from KPS and the OWJ Group, the Debtors also received a transaction proposal in parallel from Centerbridge Partners, L.P., Oaktree Capital Management, L.P., Honeywell International Inc. and certain other investors and parties (collectively, the “CO Group”). The Auction was completed on January 8, 2021, at which point the Debtors filed with the Bankruptcy Court (i) an auction notice noting that a bid received from KPS was the successful bid at the Auction but that the Debtors were still considering the proposal from the CO Group, (ii) a plan of reorganization (as may be amended, restated, supplemented or otherwise modified from time to time, the “Plan”) and (iii) a related disclosure statement (as may be amended, restated, supplemented or otherwise modified from time to time, (the “Disclosure Statement”).

On January 11, 2021, the Debtors, having determined that the proposal from the CO Group was a higher and better proposal than the successful bid of KPS at the Auction, entered into a Plan Support Agreement with the CO Group (as amended, restated, supplemented or otherwise modified from time to time, the “PSA”) and announced their intention to pursue a restructuring transaction with the CO Group (the “Transaction”). As a result of the entry into the PSA, (i) the Debtors filed a supplemental auction notice with the Bankruptcy Court on January 11, 2021 describing the Debtors’ determination to proceed with the Transaction, (ii) the Debtors filed a revised Plan to implement the Transaction and a related revised Disclosure Statement with the Bankruptcy Court on January 22, 2021 and (iii) the Stalking Horse Purchase Agreement became terminable, following which, on January 15, 2021, the Stalking Horse Bidder terminated the Stalking Horse Purchase Agreement and the Debtors subsequently paid a termination payment of $63 million and an expense reimbursement payment of $15.7 million to the Stalking Horse Bidder pursuant to the terms of the Stalking Horse Purchase Agreement and the Bidding Procedures Order.

In accordance with the terms of the PSA, on January 22, 2021, the Debtors’ entered into an Equity Backstop Commitment Agreement (the “EBCA”) with certain members of the CO Group (the “Equity Backstop Parties”), pursuant to which, among other things, the Company will conduct the rights offering contemplated by the PSA (the “Rights Offering”) and each Equity Backstop Party committed to (i) exercise its rights, as a stockholder of the Company, to purchase in the Rights Offering shares of the convertible Series A preferred stock of the Company to be offered in the Rights Offering (the “Series A Preferred Stock”) and (ii) purchase, on a pro rata basis (in accordance with percentages set forth in the EBCA), shares of Series A Preferred Stock which were offered but not subscribed for in the Rights Offering.

On February 15, 2021, the Debtors and the CO Group agreed with certain of the Consenting Lenders to amend and restate the PSA so as to, among other things, add certain of the Consenting Lenders as parties thereto supporting the Plan.

The Debtors’ entry into and performance and obligations under the PSA and the EBCA are subject to approval by the Bankruptcy Court and other customary closing conditions.  On February 9, 2021, the official committee of equity securities holders (the “Equity Committee”) filed an objection to the Debtors’ motion seeking authority to enter into and perform under the PSA and the ECBA.  A hearing on the matter is scheduled to take place in the Bankruptcy Court on February 16, 2021. There can be no assurances that the Debtors will obtain the approval of the Bankruptcy Court and complete the Transaction.

On January 24, 2021, representatives of the Equity Committee submitted a restructuring term sheet for a proposed plan of reorganization sponsored by Atlantic Park.  The Equity Committee subsequently filed with the Bankruptcy Court on February 5, 2021, a proposed plan of reorganization and related disclosure statement with respect to such transaction (as reflected in the proposed plan of reorganization filed with the Bankruptcy Court, the “Atlantic Park Proposal”). The transactions contemplated under the Atlantic Park Proposal have been proposed as an alternative to the transactions contemplated under the Plan. In connection with the Atlantic Park Proposal, the Equity Committee filed a motion with the Bankruptcy Court seeking to modify the Debtors’ exclusive periods to file and solicit votes on a Chapter 11 plan. The Equity Committee’s motion is scheduled to be heard by the Bankruptcy Court on February 16, 2021. The Company has significant concerns with the feasibility of the Atlantic Park Proposal and has concluded that at this time the transactions contemplated under the Atlantic Park Proposal are not reasonably likely to lead to a higher and better alternative plan of reorganization as compared to the Plan. The Equity Committee has also filed a revised proposed plan of reorganization and disclosure statement in connection with the Atlantic Park Proposal with the Bankruptcy Court on February 15, 2021.

The disclosures in this Annual Report on Form 10-K should be read in the context of the Chapter 11 Cases. All documents filed with the Bankruptcy Court are available for inspection at the Office of the Clerk of the Bankruptcy Court or online (a) for a fee on the Bankruptcy Court’s website at www.ecf.uscourts.gov and (b) free of charge on the website of the Debtors’ claims and noticing agent, Kurtzman Carson Consultants LLC at http://www.kccllc.net/garrettmotion.

See Note 2 Reorganization and Chapter 11 Proceedings of the Notes to the Company’s Condensed Consolidated and Combined Financial Statements for additional information regarding the Chapter 11 Cases, the RSA, the Stalking Horse Purchase Agreement, the PSA, the ECBA, the Transaction and the DIP Credit Agreement.

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

Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” in this Annual Report on Form 10-K refer to Garrett Motion Inc. and its subsidiaries following the Spin-Off.

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

Throughout this Annual Report on Form 10-K, we reference certain industry sources. While we believe the compound annual growth rate (“CAGR”) and other projections of the industry sources referenced in this Annual Report on Form 10-K are reasonable, forecasts based upon such data involve inherent uncertainties, and actual outcomes are subject to change based upon various factors beyond our control.  All data from industry sources is provided as of the latest practicable date prior to the filing of this Annual Report on Form 10-K and may be subject to change.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Annual Report, including without limitation statements regarding our future results of operations and financial position, the consequences and outcome of the Chapter 11 Cases, other potential claims against the Debtors related to the Chapter 11 Cases, the completion of the Transaction (including our global settlement with Honeywell), the impact of the delisting of our common stock from the New York Stock Exchange, the anticipated impact of the novel coronavirus (“COVID-19”) pandemic on our business, results of operations and financial position, expectations regarding the growth of the turbocharger and electric vehicle markets and other industry trends, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, anticipated investments in our business, our business strategy, pending litigation, anticipated payments under our agreements with Honeywell, if our global settlement with Honeywell is not approved by the Bankruptcy Court, and the expected timing of those payments, anticipated interest expense, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described in Part I, Item 1A. “Risk Factors,” of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission.

You should read this Annual Report and the documents that we reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•

the ability to obtain Bankruptcy Court approval in the Chapter 11 Cases with respect to the Debtors’ motions, the outcome of the Bankruptcy Court’s rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general, including the length of time the Debtors will operate in the Chapter 11 Cases and the ability to obtain Bankruptcy Court approval of the adequacy of the Debtors’ Disclosure Statement and confirmation of the Debtors’ Plan;

•	restrictions on our operations as a result of the Chapter 11 Cases, the PSA and the DIP Credit Agreement;
•

ability to complete a restructuring transaction (including in accordance with the PSA and the ECBA) or realize adequate consideration for such transaction or complete a global settlement with Honeywell for spin-off related claims (including in accordance with the PSA) with the approval of the Bankruptcy Court;

•

the potential adverse effects of extended operation during the Chapter 11 Cases on our business, financial condition, results of operations and liquidity, including potential loss of customers and suppliers, management and other key personnel;

•	the availability of additional financing to maintain our operations if the DIP Term Loan Facility should become unavailable or insufficient;
•	the potential to experience increased levels of employee attrition as a result of the Chapter 11 Cases;
•	ability to utilize our net operating loss carryforwards in future years;
•	the delisting of our common stock from NYSE and resulting potential for limited liquidity and increased price volatility of our common stock;
•	other litigation and the inherent risks involved in a bankruptcy process, including the possibility of converting to a proceeding under Chapter 7 of the Bankruptcy Code;
•	the effect of the Chapter 11 Cases on the trading price and liquidity of our securities;
•	changes in the automotive industry and economic or competitive conditions;
•	our ability to develop new technologies and products, and the development of either effective alternative turbochargers or new replacement technologies;
•

any failure to protect our intellectual property or allegations that we have infringed the intellectual property of others; and our ability to license necessary intellectual property from third parties;

•	potential material losses and costs as a result of any warranty claims and product liability actions brought against us;
•

any significant failure or inability to comply with the specifications and manufacturing requirements of our original equipment manufacturer customers or by increases or decreases to the inventory levels maintained by our customers;

•	changes in the volume of products we produce and market demand for such products and prices we charge and the margins we realize from our sales of our products;
•	any loss of or a significant reduction in purchases by our largest customers, material nonpayment or nonperformance by any our key customers, and difficulty collecting receivables;
•	inaccuracies in estimates of volumes of awarded business;
•	work stoppages, other disruptions or the need to relocate any of our facilities;
•	supplier dependency;

•	any failure to meet our minimum delivery requirements under our supply agreements;
•	any failure to increase productivity or successfully execute repositioning projects or manage our workforce;
•	potential material environmental liabilities and hazards;
•	natural disasters and physical impacts of climate change;
•	pandemics, including without limitation the COVID-19 pandemic, and effects on our workforce and supply chain;
•	technical difficulties or failures, including cybersecurity risks;
•	the outcome of and costs associated with pending and potential material litigation matters, including our pending lawsuit against Honeywell;
•

changes in legislation or government regulations or policies, including with respect to CO2 reduction targets in Europe as part of the Green Deal objectives or other similar changes which may contribute to a proportionately higher level of battery electric vehicles;

•	risks related to international operations and our investment in foreign markets, including risks related to the withdrawal of the United Kingdom from the European Union;
•	the terms of our indebtedness and our ability to access capital markets;
•	unforeseen adverse tax effects;
•

our leveraged capital structure and liabilities to Honeywell may pose significant challenges to our overall strategic and financial flexibility and have a material adverse effect on our business, liquidity position and financial position; and

•	inability to recruit and retain qualified personnel.

Part I

Item 1. Business

Our Company

Our Company designs, manufactures and sells highly engineered turbocharger and electric-boosting technologies for light and commercial vehicle original equipment manufacturers (“OEMs”) and the global vehicle independent aftermarket as well as automotive software solutions. These OEMs in turn ship to consumers globally. We are a global technology leader with significant expertise in delivering products across gasoline, diesel, natural gas and electric (hybrid and fuel cell) powertrains. These products are key enablers for fuel economy and emission standards compliance.

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

We offer light vehicle gasoline, light vehicle diesel and commercial vehicle turbochargers that enhance vehicle performance, fuel economy and drivability. A turbocharger provides an engine with a controlled and pressurized air intake, which intensifies and improves the combustion of fuel to increase the amount of power sent through the transmission and to improve the efficiency and exhaust emissions of the engine. Market penetration of light vehicles with a turbocharger is expected to increase from approximately 51% in 2020 to approximately 55% by 2025, according to IHS Markit (“IHS”), which we believe will allow the turbocharger market to grow at a faster rate than overall automobile production.

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

Our comprehensive portfolio of turbocharger, electric-boosting and connected vehicle technologies is supported by our five research and development (“R&D”) centers, 11 close-to-customer engineering facilities and 13 factories, which are strategically located around the world. Our operations in each region have self-sufficient sales, engineering and production capabilities, making us a nimble local competitor, while our standardized manufacturing processes, global supply chain, worldwide technology R&D and size enable us to deliver the scale benefits, technology leadership, cross-regional support and extensive resources of a global enterprise. In high-growth regions, including China and India, we have established a local footprint, which has helped us secure strong positions with in-region OEM customers who demand localized engineering and manufacturing content but also require the capabilities and track record of a global leader.

We also sell our technologies in the global aftermarket through our distribution network of more than 200 distributors covering 160 countries. Through this network, we provide approximately 5,300 part-numbers and products to service garages across the globe. Garrett is a leading brand in the independent aftermarket for both service replacement turbochargers as well as high-end performance and racing turbochargers. We estimate that over 110 million vehicles on the road today utilize our products, further supporting our global aftermarket business.

Leading technology, continuous innovation, product performance and OEM engineering collaboration are central to our customer value proposition and a core part of our culture and heritage. In 1962, we introduced a turbocharger for a mass-produced passenger vehicle. Since then, we have introduced many other notable technologies in mass-production vehicles, such as turbochargers with variable geometry turbines, dual-boost compressors, ball-bearing rotors and electronically actuated controls, all of which vastly improve engine response when accelerating at low speeds and increase power at higher speeds and enable significant improvements in overall engine fuel economy and exhaust emissions for both gasoline and diesel engines. Our portfolio today includes approximately 1,600 patents and patents pending.

Reorganization and Chapter 11 Proceedings

On the Petition Date, the Debtors each entered into the RSA and filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are being jointly administered under the caption “In re: Garrett Motion Inc., 20-12212.”

On the Petition Date, certain of the Debtors also entered into the Stalking Horse Purchase Agreement with the Stalking Horse Bidder and AMP U.S. Holdings, LLC, each affiliates of KPS, pursuant to which the Stalking Horse Bidder agreed to purchase, subject to the terms and conditions contained therein, substantially all of the assets of the Debtors. The Stalking Horse Purchase Agreement constituted a “stalking horse” bid that was subject to higher and better offers by third parties in accordance with the bidding procedures approved by the Bankruptcy Court in the Bidding Procedures Order. The Bidding Procedures Order permitted third parties to submit competing proposals for the purchase and/or reorganization of the Debtors and approved stalking horse protections for the Stalking Horse Bidder.

On the Petition Date, we were notified by the New York Stock Exchange (the “NYSE”) that, as a result of the Chapter 11 Cases, and in accordance with Section 802.01D of the NYSE Listed Company Manual, that NYSE had commenced proceedings to delist our common stock from the NYSE. The NYSE indefinitely suspended trading of our common stock on September 21, 2020. We determined not to appeal the NYSE’s determination. On October 8, 2020, the NYSE filed a Form 25-NSE with the Securities and Exchange Commission, which removed our common stock from listing and registration on the NYSE effective as of the opening of business on October 19, 2020. The delisting of our common stock from NYSE has and could continue to limit the liquidity of our common stock, increase the volatility in the price of our common stock, and hinder our ability to raise capital.

In accordance with the Bidding Procedures Order, the Debtors held the Auction at which they solicited and received higher and better offers from KPS and the OWJ Group. In addition to the bids received at the Auction from KPS and the OWJ Group, the Debtors also received a transaction proposal in parallel from the CO Group. The Auction was completed on January 8, 2021, at which point the Debtors filed with the Bankruptcy Court (i) an auction notice noting that a bid received from KPS was the successful bid at the Auction but that the Debtors were still considering the proposal from the CO Group, (ii) the Plan and Disclosure Statement. On January 11, 2021, the Debtors, having determined that the proposal from the CO Group was a higher and better proposal than the successful bid of KPS at the Auction, entered into the PSA and announced their intention to pursue a restructuring transaction with the CO Group. As a result of the entry into the PSA, (i) the Debtors filed a supplemental auction notice with the Bankruptcy Court on January 11, 2021 describing the Debtors’ determination to proceed with the Transaction, (ii) the Debtors filed a revised Plan and related revised Disclosure Statement with the Bankruptcy Court on January 22, 2021 to implement the Transaction and (iii) the Stalking Horse Purchase Agreement became terminable, following which, on January 15, 2021, the Stalking Horse Bidder terminated the Stalking Horse Purchase Agreement and the Debtors subsequently paid a termination payment of $63 million and an expense reimbursement payment of $15.7 million to the Stalking Horse Bidder pursuant to the terms of the Stalking Horse Purchase Agreement and the Bidding Procedures Order.

Under the terms of the PSA and the Transaction, the Plan, if confirmed by the Bankruptcy Court, will include a global settlement with Honeywell providing for (a) the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the indemnification and reimbursement agreement with Honeywell entered into on September 12, 2018 (the “Honeywell Indemnity Agreement”), that certain Indemnification Guarantee Agreement, dated as of September 27, 2018 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time), by and among Honeywell ASASCO 2 Inc. as payee, Garrett ASASCO as payor, and certain subsidiary guarantors as defined therein (the “Guarantee Agreement,” and together with the Honeywell Indemnity Agreement, the “Indemnity Agreements”) and the tax matters agreement with Honeywell, dated September 12, 2018 (the “Tax Matters Agreement”) and (b) the dismissal with prejudice of the lawsuits against Honeywell relating to the Honeywell Indemnity Agreement and the Tax Matters Agreement (the “Honeywell Litigation”) in exchange for (x) a $375 million cash payment by the company at emergence from chapter 11 (“Emergence”) and (y) new Series B Preferred Stock issued by the Company payable in installments of $35 million in 2022, and $100 million annually 2023-2030 (the “Series B Preferred Stock”).

In accordance with the terms of the PSA, on January 22, 2021, the Debtors’ entered into the EBCA with the Equity Backstop Parties, pursuant to which, among other things, the Company will conduct the Rights Offering and each Equity Backstop Party committed to (i) exercise its rights, as a stockholder of the Company, to purchase in the Rights Offering shares of the Series A Preferred Stock and (ii) purchase, on a pro rata basis (in accordance with percentages set forth in the EBCA), shares of Series A Preferred Stock which were offered but not subscribed for in the Rights Offering.

On February 15, 2021, the Debtors and the CO Group agreed with certain of the Consenting Lenders to amend and restate the PSA so as to, among other things, add certain of the Consenting Lenders as parties thereto supporting the Plan.

The Debtors’ entry into and performance and obligations under the PSA and the EBCA are subject to approval by the Bankruptcy Court and other customary closing conditions. On February 9, 2021, the Equity Committee filed an objection to the Debtors’ motion seeking authority to enter into and perform under the PSA and the ECBA.  A hearing on the matter is scheduled to take place in the Bankruptcy Court on February 16, 2021.  There can be no assurances that the Debtors will obtain the approval of the Bankruptcy Court and complete the Transaction.

On January 24, 2021, representatives of the Equity Committee submitted a restructuring term sheet for the Atlantic Park Proposal. The Equity Committee subsequently filed with the Bankruptcy Court on February 5, 2021, a proposed plan of reorganization and related disclosure statement with respect to the Atlantic Park Proposal.  The transactions contemplated under the Atlantic Park Proposal have been proposed as an alternative to the transactions contemplated under the Plan. In connection with the Atlantic Park Proposal, the Equity Committee filed a motion with the Bankruptcy Court seeking to modify the Debtors’ exclusive periods to file and solicit votes on a Chapter 11 plan. The Equity Committee’s motion is scheduled to be heard by the Bankruptcy Court on February 16, 2021. The Company has significant concerns with the feasibility of the Atlantic Park Proposal and has concluded that at this time the transactions contemplated under the Atlantic Park Proposal are not reasonably likely to lead to a higher and better alternative plan of reorganization as compared to the Plan.

For additional information regarding the Chapter 11 Cases, reorganization, the PSA, the ECBA and the Transaction, see “Explanatory Note” and Note 2, Reorganization and Chapter 11 Proceedings of the Notes to the Consolidated and Combined Financial Statements.

Impact of COVID-19 Pandemic

The ongoing global COVID-19 pandemic has created unparalleled challenges for the auto industry in the short-term. In the three months ended March 31, 2020, our manufacturing facility in Wuhan, China was shut down for six weeks in February and March and we saw diminished production in our Shanghai, China facility for that same time period, which adversely impacted our net sales for the period. During the second quarter, our facilities in China re-opened, however our manufacturing facilities in Mexicali, Mexico and Pune, India were shut down for five weeks and our manufacturing facilities in Europe operated at reduced capacity. During this time, we implemented a set of hygiene and safety measures that complied with, and in many places exceeded local regulations in order to protect our employees while maintaining commitments vis-a-vis our customers. This combined with the fast recovery observed in all geographies has enabled us to ramp up production in most of our production sites to normal levels in the third quarter of 2020. This trend has been confirmed in the fourth quarter, despite the resurgence of infection rates in U.S. and European Union. If the COVID-19 pandemic drives new lockdown measures impacting our manufacturing facilities, our facilities may be forced to shut down or operate at reduced capacity again. Additional or continued facilities closures or reductions in operation could significantly reduce our production volumes and have a material adverse impact on our business, results of operations and financial condition.

Analyst consensus for the full year 2020 anticipates a 17% decrease in global light vehicle production, and for a 10% decline in commercial vehicle production, a larger drop than during the financial crisis in 2008 and 2009. In 2021, a partial recovery is expected with a rebound of light vehicle production of 14% and commercial vehicles of 6%.  As a result, we estimate that a contraction of approximately 13% for the combined light and commercial vehicle turbocharger industry volume occurred in 2020 and we expect a rebound of 13% in 2021. We have prepared contingency plans for multiple scenarios that we believe will allow us to react swiftly to changes in customer demand while protecting Garrett’s long-term growth potential. The supplies needed for our operations were generally available throughout 2020. In limited circumstances, certain suppliers experienced financial distress during 2020, resulting in supply disruptions.  However, during 2020, we implemented new procedures for monitoring of supplier risks associated with COVID-19 and the Chapter 11 Cases and believe we have substantially addressed such risks with manageable economic impacts including use of Premium Freight or adjusted payment terms that are limited in time. In addition, we have implemented cost control measures and cash management actions, including:

•	Postponing capital expenditures;
•	Optimizing working capital requirements;
•	Lowering discretionary spending;
•	Flexing organizational costs by implementing short-term working schemes;
•	Reducing temporary workforce and contract service workers; and
•	Restricting external hiring.

The following charts show our percentage of revenues by geographic region and product line for the years ended December 31, 2020, 2019 and 2018 and the percentage change from the prior year comparable period.

Revenue Summary

By Geography

By Product-line

•	We are a global business that generated revenues of approximately $3 billion in 2020.
•

In 2020, light vehicle products (products for passenger cars, SUVs, light trucks, and other products) accounted for approximately 69% of our revenues. Commercial vehicle products (products for on-highway trucks and off-highway trucks, construction, agriculture and power-generation machines) accounted for 18%.

•	In 2020, our OEM sales contributed approximately 87% of our revenues while our aftermarket and other products contributed 13%.
•

Approximately 51% of our 2020 revenues came from sales shipped from Europe, 33% from sales shipped from Asia and 15% from sales shipped from North America. For more information, see Note 26 Concentrations of the Notes to our Consolidated and Combined Financial Statements.

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

Global Turbocharger market

The global turbocharger market includes turbochargers for new light and commercial vehicles as well as turbochargers for replacement use in the global aftermarket. According to IHS and other experts, the global turbocharger market consisted of approximately 44 million unit sales with an estimated total value of approximately $10 billion in 2020. Within the global turbocharger market, light vehicles accounted for approximately 90% of total unit volume and commercial vehicles accounted for the remaining 10%.

Consultants project that the turbocharger production volume will grow at a CAGR of approximately 3% from 2019 through 2025, driven mainly by turbochargers for light vehicle gasoline engines and continued slow growth for commercial vehicles, offset by a decline in diesel turbochargers given a decline in diesel powertrains, particularly for light vehicles. This annual sales estimate would add approximately 372 million new turbocharged vehicles on the road globally between 2019 and 2025.

Key trends affecting our industry

Current global economic conditions due to COVID-19 have adversely affected and may continue to adversely affect many industries including the Automotive sector. Analysts estimate that automotive industry revenue dropped 11% in 2020, compared to 2019, according to Standard & Poor’s Capital IQ. According to the same dataset, other industries that drive, in particular, Off-Highway commercial vehicle turbo demand, such as Oil and Gas (24%), Railroads (16%) or Marine (2%) recorded drops in industry revenue over the same period. Global GDP growth, while restarting in second half of 2020 on the back of global government stimulus programs, will remain 5 percentage points below pre-crisis forecasts at least until 2023, according to the OECD. Consequently, IHS reduced its light vehicle production volume forecast for 2025 from 102 million units that they forecasted in 2019 to 95 million units in their January 2021 light vehicle industry production volume forecast. While this resets the volume outlook for the automotive industry, the underlying growth drivers for the turbo industry remain unchanged: Growth in the overall vehicle industry (albeit from a lower base), increasingly tight fuel efficiency and emission standards, and growing turbocharger penetration.

Growth in overall vehicle production. After a decrease of 17% in Light Vehicle production and 10% in Commercial Vehicle production in 2020, consultants expect a stabilization in 2021. The global automotive industry is expected to reach pre-crisis volumes in 2022-2023. The shift from pure gasoline and diesel internal combustion engines to hybridized powertrains is expected to continue in response to increasingly strict fuel efficiency and regulatory standards. In parallel, the share of pure electric vehicles is expected to continue to increase from a low base as technology and supporting infrastructure continue to improve.

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

Turbocharger penetration. The utilization of turbochargers and electric-boosting technologies on vehicle powertrain systems is one of the most cost-effective solutions to address stricter standards, and OEMs are increasing their adoption of these technologies. IHS and other industry sources expect total turbocharger penetration to increase globally from approximately 53% in 2020 to approximately 56% by 2025. IHS forecasts particularly strong turbocharger penetration growth for gasoline turbochargers, expecting an increase from approximately 44% in 2020 to 56% in 2025.

Medium-Term Powertrain Trends

Source: IHS

Engine size and complexity. In order to address stricter fuel economy standards, OEMs have used turbochargers to reduce the average engine size on their vehicles over time without compromising performance. Stricter pollutants emissions standards (primarily for NOx and particulates) have driven higher turbocharger adoption as well, which we believe will continue in the future, with a predicted total automotive turbocharger sales volume CAGR of 3% between 2019 and 2025, in an industry with a predicted total automobile sales volume CAGR of approximately 1% over the same period, in each case according to IHS and other industry sources. In addition, increasingly demanding fuel economy standards require continuous increases in turbocharger technology content (e.g., variable geometry, electronic actuation, multiple stages, ball bearings, electrical control, etc.) which results in steady increases in average turbocharger content per vehicle.

Powertrain electrification. To address stricter fuel economy standards, OEMs also have been increasing the electrification of their vehicle offerings, primarily with the addition of hybrid vehicles, which have powertrains equipped with a gasoline or diesel internal combustion engine in combination with an electric motor. IHS estimates that hybrid vehicles globally will grow from a total of approximately 5.3 million vehicles in 2019 to 29.5 million vehicles by 2025, representing a CAGR of 33%. The electrified powertrain of hybrid vehicles enables the usage of highly synergistic electric-boosting technologies which augment standard turbochargers with electrically assisted boosting and electrical-generation capability. Furthermore, the application of electric boosting extends the requirement for engineering collaboration with OEMs to include electrical integration, software controls, and advanced sensing. Overall, this move to electric boosting further increases the role and value of turbocharging in improving vehicle fuel economy and exhaust emissions.

OEMs are also investing in full battery-electric vehicles to comply with increasingly tight regulatory targets across regions. IHS and other industry sources expect that they will compose 10% of total light and commercial vehicle production globally by 2025.  Consumer adoption hinges on future battery cost – hence vehicle price - reductions, increases in power density – hence driving range, and shorter recharging times. As OEMs strive to solve these issues, they are increasing investment in hydrogen fuel cell powered electric vehicles for demanding applications requiring long range, especially in the commercial vehicle space. These vehicles, like battery electric vehicles, have fully electric motor powertrains, but they rely on the hydrogen fuel cell to generate the required electricity. The hydrogen fuel cell also requires advanced electric-boosting technology for optimization of size and efficiency.

Connected vehicles, autonomous vehicles, and shared vehicles. In addition to powertrain evolution, the market for connected vehicle services is growing rapidly. According to Strategy&, a consulting firm, this market is expected to grow 34% per annum from approximately $8 billion in 2020 to approximately $35 billion in 2025. Our IVHM, predictive maintenance, diagnostics and cybersecurity tools address this market. Their adoption should increase as advanced driver assistance features and ultimately autonomous driving increase requirements for vehicle functional safety. Simultaneously, our cybersecurity solutions protect those vehicles against outside interference to ensure correct functionality.

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

Our Competitive Strengths

We believe that we differentiate ourselves through the following competitive strengths:

Global and broad market leadership

We are a global leader in the $10 billion turbocharger industry. We believe we will continue to benefit from the increased adoption of turbochargers, as well as our global technology leadership, comprehensive portfolio, continuous product innovation and our deep-seated relationships with all global OEMs. We maintain a leadership position across all vehicle types, engine types and regions, including:

Light Vehicles.

•

Gasoline: The global adoption of turbochargers by OEMs on gasoline engines has increased rapidly from approximately 14% in 2013 to approximately 40% in 2019 and is forecasted by IHS to increase to 56% by 2025. We have launched a leading modern 1.5L variable geometry turbo (“VNT”) gasoline application, which we believe to be among the first with a major OEM, and we expect to see increasing adoption of this technology in years to come. Key to our strategy for gasoline growth is to leverage our technology strengths in high-temperature materials and variable geometry as well as our scale, global footprint and in-market capabilities to meet the volume demands of global OEMs.

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

•

Electrified vehicles. We provide a comprehensive portfolio of turbocharger and electric-boosting technologies to manufacturers of hybrid-electric and fuel cell vehicles. OEMs have increased their adoption of these electrified technologies given regulatory standards and consumer demands driving an expected CAGR globally of approximately 33% from 2019 to 2025, according to IHS. Similar to turbochargers for gasoline and diesel engines, turbochargers for hybrid vehicles are an essential component of maximizing fuel efficiency and overall engine performance. Our products provide OEMs with solutions that further optimize engine performance and position us well to serve OEMs as they add more electrified vehicles into their fleets.

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

High-growth regions. We have a strong track record serving global and emerging OEMs, including customers in China and India, with an in-market, for-market strategy and operate full R&D and three manufacturing facilities in the high-growth regions that serve light and commercial vehicle OEMs. Our local presence in high-growth regions has helped us win business with key international and domestic Chinese OEMs, and we grew significantly faster than the vehicle production in these regions between 2013 and 2019.

Strong and collaborative relationships with leading OEMs globally

We supply our products to more than 60 OEMs globally. Our top ten customers accounted for approximately 56% of net sales and our largest customer represented approximately 10% of our net sales in 2020. With over 60 years in the turbocharger industry, we have developed strong capabilities working with all major OEMs. We consistently meet their stringent design, performance and quality standards while achieving capacity and delivery timelines that are critical for customer success. Our track record of successful collaborations, as demonstrated by our strong client base and our ability to successfully launch approximately 100 product applications annually, is well recognized. For example, we received a 2017 Automotive News PACE™ Innovation Partnership Award in supporting Volkswagen’s first launch of an industry-leading VNT turbocharged gasoline engine, which is just one example of our strong collaborative relationships with OEMs. Our regional research, development and manufacturing capabilities are a key advantage in helping us to supply OEMs as they expand geographically and shift towards standardized engines and vehicle platforms globally.

Global aftermarket platform

We have an estimated installed base of over 110 million vehicles that utilize our products through our global network of more than 200 distributors covering 160 countries. Our Garrett aftermarket brand has strong recognition across distributors and garages globally, and is known for boosting performance, quality and reliability. Our aftermarket business has historically provided a stable stream of revenue supported by our large installed base. As turbo penetration rates continue to increase, we expect that our installed base and aftermarket opportunity will grow.

Highly-engineered portfolio with continuous product innovation

We have led the revolution in turbocharging technology over the last 60 years and maintain a leading technology portfolio of approximately 1,600 patents and patents pending. We have a globally deployed team of more than 1,250 engineers across five R&D centers and 11 close-to-customer engineering centers. Our engineers have led the mainstream commercialization of several leading turbocharger innovations, including variable geometry turbines, dual-boost compressors, ball-bearing rotors, electrically actuated controls and air-bearing electric compressors for hydrogen fuel cells. We maintain a culture of continuous product innovation, introducing about ten new technologies per year and upgrading our existing key product lines approximately every 3 years. Outside of our turbocharger product lines, we apply this culture of continuous innovation to meet the needs of our customers in new areas, particularly in connected automotive technologies. We are developing solutions, including IVHM and cybersecurity software solutions, that leverage our knowledge of vehicle powertrains and experience working closely with OEM manufacturers.

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

In 2020 we manufactured more than 87% of our products in low-cost countries, including seven manufacturing facilities in China, India, Mexico, Romania and Slovakia. We have a long-standing culture of lean manufacturing excellence and continuous productivity improvement. We believe global uniformity and operational excellence across facilities is a key competitive advantage in our industry given that OEM engine platforms are often designed centrally but manufactured locally, requiring suppliers to meet the exact same specifications across all locations.

Our Growth Strategies

The Debtors, including Garrett, filed for relief under chapter 11 of the Bankruptcy Code in September 2020, primarily with the intent to restructure our balance sheet. Given the Company’s operational performance prior to the Petition Date, our day-to-day operations have been largely unaffected. If we are able to timely restructure our balance sheet, and accordingly emerge from the Chapter 11 Cases, Garrett expects to continue to invest in innovative technologies that address the needs of our customers in the ongoing auto industry transformation. This continued investment into differentiated technology, coupled with our relentless focus on deep customer relations and our global capabilities, will allow us to drive the following business strategies:

Strengthen market leadership across core powertrain technologies

We are focused on strengthening our market position in light vehicles:

•

Gasoline turbochargers, which historically lagged adoption of diesel turbochargers, are expected to grow at an 6% annual CAGR from 2019 to 2025, according to IHS, exceeding the growth of diesel turbochargers. We expect to benefit from this higher growth given the gasoline platforms we have been awarded over the past several years. We have launched the first modern 1.5L VNT gasoline application with a major OEM and we expect to see increasing adoption of this technology in years to come. Key to our strategy for gasoline growth is our plan to leverage our technology strengths in high temperature materials and variable geometry technologies as well as our scale, global footprint and in-region capabilities to meet the volume demands of global OEMs.

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

Strengthen our penetration of electrified vehicle boosting technologies

We stand to benefit from the increased adoption of hybrid-electric and fuel cell vehicles and the increased need for turbochargers associated with increased sales volumes for these engine types. IHS estimates that the global production of electrified vehicles will increase from approximately 7 million vehicles in 2019 to approximately 42 million vehicles by 2025, representing an annualized growth rate of approximately 34%. OEMs will need to further improve engine performance for their increasingly electrified offerings, and our comprehensive portfolio of turbocharger and electric-boosting technologies are designed to help OEMs do so. We expect to continue to invest in product innovations and new technologies and believe that we are well positioned to continue to be a technology-leader in the propulsion of electrified vehicles.

Increase market position in high-growth regions

In 2020, after a steep drop in the first quarter due to strict lockdowns, vehicle production in China has experienced a very strong rebound which has partly compensated for the decline in the first quarter, with a full year drop of 5%, compared to 20%+ in other regions. IHS expects vehicle production in China to be stable next year. We plan to continue to strengthen our relationships with OEMs in high-growth, emerging regions by demonstrating our technology leadership through our local research, development and manufacturing capabilities. Our local footprint is expected to continue to provide a strong competitive edge in high-growth regions due to our ability to work closely with OEMs throughout all stages of the product lifecycle including aftermarket support. For example, in China, our research center in Shanghai, our manufacturing facilities in Wuhan and Shanghai and our more than 984 employees support our differentiated end-to-end capabilities and we believe will continue to support key platform wins in the Chinese market. Our operations in China are expected to continue to benefit us as OEMs build global platforms in low cost regions. Our commitment to providing high-touch technology support to OEMs has allowed us to be recognized as a local player in other key high-growth regions, such as India.

Grow our aftermarket business

We have an opportunity to strengthen our global network of more than 200 distributors in 160 countries by deepening our channel penetration, leveraging our well-recognized Garrett brand, utilizing new online technologies for customer engagement and sales, and widening the product portfolio. For example, in 2019 we launched a global web-based platform providing self-service tools aimed at connecting garage technicians. In 2020 the platform attracted 170 thousand visitors and 22,000 registered garage technicians who used the platform to complete Garrett self-learning and certification steps.

Drive continuous product innovation across connected vehicles

We are actively investing in software and services that leverage our capabilities in powertrains, vehicle performance management, and electrical/mechanical design to capitalize on the growth relating to connected vehicles. More than 85% of passenger vehicles sold in Europe and the United States and almost 50% of vehicles sold in China in 2020 were estimated to be connected in some way to the Internet according to Strategy&, a consultancy firm. According to the same report, that number is expected to reach 100% in Europe and the United States and >90% in China by 2025. Building on the software and connected vehicle capabilities of our Former Parent, we have assembled a team of engineers, software and technical experts and have opened new design centers in North America, India and Czech Republic. We continue to conduct research to determine key areas of the market where we are best positioned to leverage our existing technology platforms and capabilities to serve our customers. We execute a portion of our connectivity investment in collaboration with OEMs and other Tier 1 suppliers and have multiple early-stage trials with customers underway.

Research, Development and Intellectual Property

We maintain technical engineering centers in major automotive production regions of the world to develop and provide advanced products, process and manufacturing support to all of our manufacturing sites, and to provide our customers with local engineering capabilities and design developments on a global basis. As of December 31, 2020, we employed approximately 1,250 engineers. Our total R&D expenses were $111 million, $129 million and $128 million for the years ended December 31, 2020, 2019 and 2018, respectively. Additionally, the Company incurs engineering-related expenses which are also included in Cost of goods sold of $13 million, $5 million and $10 million for the years ended December 31, 2020, 2019 and 2018.

We currently hold approximately 1,600 patents and patents pending. Our current patents are expected to expire between 2021 and 2040. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our intellectual property.

Materials

The most significant raw materials we use to manufacture our products are grey iron, aluminum, stainless steel and a nickel-, iron- and chromium-based alloy. As of December 31, 2020, we have not experienced any significant shortage of raw materials and normally do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.

Customers

Our global customer base includes nine of the ten largest light vehicle OEMs and nine of the ten largest commercial vehicle engine makers.

Our ten largest applications in 2020 were with seven different OEMs. OEM sales were approximately 87% of our 2020 revenues while our aftermarket and other products contributed 13%.

Our largest customer is Ford Motor Company (“Ford”). In 2020, 2019 and 2018, Ford accounted for 10%, 12%, and 13%, respectively, of our total sales.

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

As of December 31, 2020, the undiscounted reserve for environmental investigation and remediation was approximately $15.6 million. We do not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and we cannot determine either the timing or the amount of the ultimate costs associated with environmental matters, which could be material to our consolidated and combined results of operations and operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that environmental matters will have a material adverse effect on our consolidated and combined financial position.

Additionally, pursuant to the Honeywell Indemnity Agreement, Garrett ASASCO is obligated to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of this Honeywell Indemnity Agreement, Garrett ASASCO is responsible for paying to Honeywell such amounts, up to a cap of an amount equal to the Euro-to-U.S. dollar exchange rate determined by Honeywell as of a date within two business days prior to the date of the Distribution (1.16977 USD = 1 EUR) equivalent of $175 million in respect of such liabilities arising in any given calendar year. The payments that Garrett ASASCO is required to make to Honeywell pursuant to the terms of the Honeywell Indemnity Agreement will not be deductible for U.S. federal income tax purposes. The Honeywell Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the first quarter of 2020, Garrett ASASCO paid Honeywell the Euro-equivalent of $35 million in connection with the Honeywell Indemnity Agreement. Honeywell and Garrett agreed to defer the payment under the Honeywell Indemnity Agreement due May 1, 2020 to December 31, 2020 (the “Q2 Payment”), however we do not expect Garrett ASASCO to make payments to Honeywell under the Honeywell Indemnity Agreement during the pendency of the Chapter 11 Cases.

Under the terms of the PSA and the Transaction, the Plan, if confirmed by the Bankruptcy Court, will include a global settlement with Honeywell providing for, among other things, (a) the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Indemnity Agreements and the Tax Matters Agreement and (b) the dismissal with prejudice of the Honeywell Litigation in exchange for (x) a $375 million cash payment at Emergence and (y) new Series B Preferred Stock.

Human Capital

Corporate Responsibility

WeCare4 Sustainability Approach

Garrett’s mission to enable cleaner, safer vehicles is at the heart of its contribution to society. We develop solutions for the auto industry's most pressing sustainability issues, from emissions reduction to vehicle cybersecurity. Corporate responsibility is therefore a priority for the Company and its Board of Directors (the “Board”). The Board is responsible for promoting corporate responsibility and sustainability as well as monitoring adherence to Company standards. The Board manages oversight of sustainability through a Sustainability Committee, which is comprised of senior leaders in the business who assess and prioritize topics that are material for the business.

Garrett articulates its commitments to social and environmental considerations in the communities in which it operates in the Company’s Code of Business Conduct, which can be found on our website at www.garrettmotion.com under “Investors – Leadership & Governance.”

The Company intends to publish its first sustainability report in 2021 and to annually report progress on its sustainability commitments.

Human Capital Disclosure

At Garrett, we place a high value on developing the right working environment and the right skillsets to advance our performance culture, support our growth strategy and ensure that the world at large can continue to benefit from breakthroughs in sustainable mobility. We invest in creating an inclusive, stimulating, and safe work environment where our employees can deliver their workplace best every day. As of December 31, 2020, we employed approximately 6,300 permanent employees and 2,300 temporary and contract workers globally.

Diversity, equity and inclusion

Diversity and Inclusion is one of Garrett’s four fundamentals. As such, we strive to ensure that our employees are each involved, supported, respected and connected. Embracing diverse thoughts and ideas through inclusion leads to a competitive advantage in the market, increased innovation as we generate new and better ideas, and customer-centric decision making.

For several years, the Company has supported awareness activities such as unconscious bias training and cultural adaptation assessments to foster an inclusive culture. In 2020, the Company took several steps to strengthen its approach to diversity, equity and inclusion. These include:

•	Review of existing diversity and inclusion initiatives;
•	Publication of Garrett’s Diversity and Inclusion Policy;
•	Re-definition of Garrett’s diversity and inclusion strategy and the global focus areas that are relevant for the Company;
•	Setting the Company’s gender diversity ambition for 2025;

•

Nomination of 14 Diversity and Inclusion Champions in key countries and appointing Diversity and Inclusion Champions onto Garrett’s Global Diversity and Inclusion Council to ensure continuous alignment between local contexts and global strategy.

•	Performance of a quantitative analysis of organizational compensation practices

% of Female Representation in Garrett Workforce and Garrett 2025 Gender Diversity Ambition:

	2018	2019	2020	2025 Ambition
% in total workforce	18.9%	19.7%	20.4%	25.0%
% in Director and higher-level roles	17.0%	16.7%	19.5%	25.0%

Garrett’s Board of Directors had 38% female representation in 2020.

Talent Management

At Garrett, we encourage our employees to develop their skills and capabilities through a comprehensive Performance and Talent Management system. From annual goal-setting and performance reviews to learning opportunities for employees and leaders, Garrett helps its people align their professional experience with the Company’s business objectives and encourages them to take ownership of their development and career paths.

Our learning environment offers employees access to more than 1,000 online trainings that address a wide range of functional competencies, technical skills, and human skills. Learning can be self-paced, while Garrett’s growing online peer-to-peer learning communities also allow employees to easily access courses specific to their function and to share materials and ideas on the topics of interest. Dedicated programs support Garrett’s emerging leaders, and these were successfully transformed into virtual learning academies in 2020. Approximately 25,000 hours of training was delivered in 2020.

Garrett uses regular talent reviews to strengthen the Company’s internal development processes and to calibrate assessment of individual performance.  Twice per year we hold succession planning meetings up to and including the Executive Level during which the bench-strength of teams are scrutinized and development plans for their talent are reviewed.  Ahead of both annual and mid-year performance reviews, leaders hold calibration meetings to ensure that assessment ratings are consistent and fair amongst peer groups.

Be well, work well

Health and Safety

World-class health and safety considerations are integrated into Garrett’s procedures and processes. Our management systems apply global standards that are currently transitioning from OHSAS 18001 to ISO 45001 and that provide protection of human health during normal and emergency situations. Compliance with our standards and local regulatory requirements is monitored through a company-wide audit process. The timely development and implementation of process improvement and corrective action plans are closely monitored.

From early 2020, Garrett’s global Health and Safety team worked tirelessly to deliver and implement best practice safety guidelines relating to COVID-19. A global safety campaign was rolled out alongside dedicated employee newsletters to support the entire workforce with rules on staying safe and healthy. An ergonomics survey for employees working from home was also deployed to evaluate and drive any corrective measures required.

The particular focus on the health of our employees to address the challenges posed by COVID-19 also provided a benefit in the focus on their safety with a further reduction in our Total Case Incident Rate (“TCIR”). TCIR is measured as the number of recordable injuries and illnesses multiplied by 200,000 and then that number is divided by the total number of hours worked by employees. TCIR decreased from 0.23 in 2018 to 0.11 in 2019 and then to 0.09 in 2020.

Compensation and benefits

Garrett’s Rewards programs are rooted in our “Be well, work well” principle, and aim to support employees in achieving the right work-life balance. We invest significant time and resources in establishing compensation programs that are both competitive and equitable. We constantly evaluate our positions for market competitiveness and adjust when necessary with the goal of ensuring the retention of top talent and continuation of equitable pay practices.

As part of our commitment to the well-being of our employees, Garrett offers an Employee Assistance Program (EAP). It is an external counseling service designed to assist employees with personal, family, or workplace matters. This service is confidential and is also available to each employee’s dependents.

In late 2020, Garrett made a number of well-being resources available to all its connected employees, including useful links and techniques for managing mental and physical health, in addition to dedicated online events.

Employee feedback, representation, and retention

Garrett’s Performance Management system aims to ensure that two-way dialogue is ongoing between employees and managers, punctuated by both an annual and a mid-year review, which provides employees the opportunity to express their opinions and ideas in terms of their development goals and career aspirations.

In 2020, Garrett piloted its first Employee Engagement Survey with a pilot program with one third of its workforce across three continents and achieved a very strong aggregated participation rate of 91%. The Company intends to roll out the Engagement Survey globally in 2021 and to set a baseline engagement score which will be monitored bi-annually.

Garrett’s strategy is to build positive, direct, business-focused working relationships with all employees in order to drive business results. Garrett respects employees’ rights and their wish to be part of employee representative bodies including unions, work councils and employee forums. The Company understands the value of collective bargaining in its labor and employee relations strategy and the importance of trust in its working relationships. Approximately 40% of the Company’s permanent employees (including both full-time and part-time employees) are represented by unions and works councils under current collective bargaining agreements.

Garrett closely monitors employee turnover to measure retention and define improvement actions as and where necessary. As of December 2020, the Company’s annual turnover for 2020 was 9.01%.

Educating future innovators

Garrett places a high value on Science, Technology, Engineering and Math (“STEM”) research and learning opportunities that provide young people with the skills needed to develop the future of sustainable mobility. The Company sponsors higher education institutes in several countries to further critical research in technical areas and provide students with opportunities to study STEM programs.

Garrett’s Internship Programs enable students to connect theoretical knowledge with practical responsibilities in the spirit of ‘living laboratories’ during which they are encouraged to take ownership of business projects and define tactics to meet the project goals. Despite the challenging context of COVID-19, Garrett offered 100 internships in 10 countries in 2020.

Garrett also runs a Graduate Program which in 2020 provided 11 graduates in 3 countries with a unique 2-year opportunity to gain experience and exposure to Garrett’s cutting-edge technologies while at the same time building their leadership skills in a fast-paced and professional work environment.

The Company sponsors Formula SAE and Formula Student teams in several countries and in 2020 sponsored the European BEST Engineering Competition (EBEC), the biggest international technical competition in Central Europe, where Garrett defined an assignment for 24 students around the concept of sustainable Future Mobility.

Prior to COVID-19 Garrett teams regularly held open days for school children in their host communities, with a specific focus on encouraging girls to take an interest in STEM. With many host communities forced into lockdown in 2020 Garrett supported local first responders in several countries with the donation of PPE, and also provided food and sanitation products for 2,000 vulnerable families around Garrett’s Indian sites. Garrett is currently working on several projects to support distance learning in its host communities in 2021.

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

These trends were less significant during 2020 as a result of the COVID-19 pandemic, but we expect them to continue in the future once the pandemic is resolved.

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

Risks Relating to Our Chapter 11 Cases

Our ability to successfully operate during and reorganize the Debtors in the Chapter 11 Cases is dependent upon our ability to obtain Bankruptcy Court approval of the Debtors’ motions, the outcome of Bankruptcy Court rulings and the progress of the Chapter 11 Cases in general, including the length of time the Debtors will operate in the Chapter 11 Cases.

For the duration of the Chapter 11 Cases, the Debtors are subject to the supervision of the Bankruptcy Court.  The Debtors’ ability to continue to operate in the ordinary course, and for our ability to develop and execute our business plan, continue as a going concern and ultimately successfully reorganize the Debtors, are subject to:

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time;
•	our ability to develop, confirm and consummate the Plan and the Transaction in the timeframe contemplated by RSA and the PSA or as otherwise ordered by the Bankruptcy Court;
•	the ability of third parties to seek and obtain Bankruptcy Court approval to terminate contracts and other agreements with us;
•	the ability of third parties to appoint a Chapter 11 trustee, or to convert the Chapter 11 Cases to a Chapter 7 proceeding; and
•

the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans, and the Bankruptcy Court’s rulings on such actions and decisions, as applicable.

These risks and uncertainties could affect our business, operations, financial condition and our ultimate ability to successfully reorganize the Debtors in various ways.  For example, negative events associated with the Chapter 11 Cases could adversely affect the Debtors’ or our non-debtor affiliates’ relationships with suppliers, service providers, customers and other third parties, which in turn could materially adversely affect our operations and financial condition.  During the Chapter 11 Cases, the Debtors will need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit the Debtors’ ability to respond timely to certain events or take advantage of opportunities. Additionally, if creditors or other third parties raise significant objections or take other actions against the Debtors before the Bankruptcy Court, this could have the effect of significantly delaying our ability to confirm and consummate the Plan and the Transaction and, to the extent applicable, to meet the milestones set forth in the RSA and the PSA, which could have a material adverse effect on our business, operations, financial condition and our ultimate ability to successfully reorganize the Debtors. During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses (including legal and other advisor costs), any contract terminations and rejections, and claims assessments may significantly impact our Consolidated and Combined Financial Statements. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that occur during the Chapter 11 Cases that may be inconsistent with our plans, or the ultimate length of time which the Chapter 11 Cases may continue.

The Chapter 11 Cases, the DIP Credit Agreement and the PSA limit the flexibility of our management team in running our business.

Our Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time the “DIP Credit Agreement”) entered into in connection with the Chapter 11 Cases, imposes a number of restrictions on the Debtors. Specifically, the Debtors are subject to certain affirmative covenants, including, without limitation, covenants requiring the Debtors to provide financial information, budgets and other information to the agent and the lenders under the DIP Credit Agreement, as well as negative covenants, including, without limitation, relating to the incurrence of additional debt, liens and the making of investments and restricted payments, in each case as set forth in the DIP Credit Agreement.  Restrictions under the DIP Credit Agreement on the ability of our non-Debtor subsidiaries to incur debt, as well as on our ability to invest in our non-Debtor subsidiaries, and repay intercompany loans owing to our non-Debtor subsidiaries, could impact the availability of liquidity to our non-Debtor affiliates. The Debtors’ ability to comply with these provisions may be affected by events beyond our control and our failure to comply or obtain a waiver in the event we cannot comply, with a covenant could result in an event of default under the DIP Credit Agreement, which could have a material adverse effect on our business, financial condition and results of operations.  In addition, continued compliance with or failure to obtain a waiver for covenants restricting the incurrence of debt by non-Debtor subsidiaries or the making of investments in, or the repayment of intercompany loans owing to, non-Debtor subsidiaries could limit the availability of liquidity to our non-Debtor affiliates, which could also adversely impact our business, financial condition and results of operations.

In addition to the restrictions applicable to the Debtors’ in the Chapter 11 Cases, we are also subject to operating covenants that apply to the Debtors under PSA. These covenants generally require us to operate in the ordinary course of business, to refrain from taking certain enumerated actions and to affirmatively take other enumerated actions.  Such covenants limit the flexibility of our management to respond to various events and circumstances that may arise from time to time, including as a result of the Chapter 11 Cases.  There can be no assurances that we will be able to obtain appropriate waivers from such covenants as may be necessary or advisable, which could adversely impact our business and operations.

We may not be able to complete any Bankruptcy Court-approved reorganization of our Company or sales of our Company or assets through the chapter 11 process, or we may not be able to realize adequate consideration for such reorganization or sales, which would adversely affect our financial condition.

The Debtors’ performance and obligations under the PSA and the ECBA are subject to approval by the Bankruptcy Court and the Transaction is subject to other customary closing conditions, including receipt of regulatory approvals or clearances. There can be no assurance that we will be able to obtain approval and complete the proposed reorganization, or any other significant reorganization transaction, including as a result of objections from our stakeholders. Such objections from stakeholders could result from stakeholders’ preference for an alternative plan of reorganization than that contemplated by the PSA and the ECBA, such as the Atlantic Park Proposal (including with any subsequent modifications). If we are unable to complete a reorganization of the Company in the Chapter 11 Cases, including in accordance with the terms of the PSA and the ECBA, it may be necessary to seek additional funding sources, or convert from the Chapter 11 reorganization process to a Chapter 7 liquidation process. If one or more sales of the Company’s assets are completed, they may not generate the anticipated or desired outcomes (including with respect to consideration received).

For more information on the PSA and the ECBA, see Note 2, Reorganization and Chapter 11 Proceedings of the Notes to the Consolidated and Combined Financial Statements.

The resolution pursuant to the PSA of Honeywell’s claims against our bankruptcy estates and our litigation with Honeywell requires approval of the Bankruptcy Court.

In connection with the Spin-Off, we entered into certain agreements with Honeywell, including the Indemnity Agreements and the Tax Matters Agreement, which have given rise to significant claims by Honeywell against our bankruptcy estates and have led to litigation between us and Honeywell.

Under the Honeywell Indemnity Agreement, we are required to make cash payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to Honeywell’s legacy Bendix friction materials (“Bendix”) business in the United States as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of our business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The amount payable by us in respect of such liabilities arising in any given year will be payable in Euros, subject to a cap (denominated in Euros) equal to $175 million, calculated by reference to the Distribution Date Currency Exchange Rate. The cap is exclusive of any late payment fees up to 5% per annum.

The Tax Matters Agreement contains covenants and indemnification obligations that address compliance with Section 355 of the Code, are intended to preserve the tax-free nature of the Spin-Off, and outline Honeywell’s and our post-spin rights, responsibilities, and obligations regarding tax-related matters (including tax liabilities, tax attributes, tax returns and tax contests). The Tax Matters Agreement provides, among other things, that, following the Spin-Off date of October 1, 2018, we are responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, value-added and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. Additionally, the Tax Matters Agreement provides that Garrett ASASCO is to make payments to a subsidiary of Honeywell for a portion of Honeywell’s net tax liability under Section 965(h)(6)(A) of the Internal Revenue Code for mandatory transition taxes that Honeywell determined is attributable to us (the “MTT Claim”).

In December 2019, we commenced a lawsuit against Honeywell in connection with the Honeywell Indemnity Agreement for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Our lawsuit seeks, among other things, to establish that the Honeywell Indemnity Agreement is unenforceable in whole or in part because Honeywell has failed to establish the prerequisites for indemnification under New York law, and improperly seeks indemnification for amounts attributable to punitive damages and intentional misconduct.  Following the commencement of the Chapter 11 Cases, the Debtors removed the lawsuit against Honeywell to the Bankruptcy Court and also initiated litigation against Honeywell regarding the value and validity of its claims under the Honeywell Indemnity Agreement and the Tax Matters Agreement.

Under the terms of the PSA and the Transaction, the Plan, if confirmed by the Bankruptcy Court, will include a global settlement with Honeywell providing for (a) the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Indemnity Agreements and the Tax Matters Agreement and (b) the dismissal with prejudice of the Honeywell Litigation in exchange for (x) a $375 million cash payment at Emergence and (y) the Series B Preferred Stock. The Company will have the option to prepay the Series B Preferred Stock in full at any time at a call price equivalent to $584 million as of Emergence (representing the present value of the installments at a 7.25% discount rate). The Company will also have the option to make a partial payment of the Series B Preferred Stock, reducing the present value to $400 million, at any time within 18 months of Emergence. In every case the duration of future liabilities to Honeywell will be reduced from 30 years prior to the Chapter 11 filing to a maximum of nine years.

Our entry into and performance under the PSA and the terms of the PSA, the Transaction and the Plan remain subject to approval by the Bankruptcy Court. There can be no assurances that we will obtain the approval of the Bankruptcy Court and consummate the Transaction.

For more information on the risks related to the approval of the Plan, see “We may not be able to complete any Bankruptcy Court-approved reorganization of our Company or sales of our Company or assets through the chapter 11 process, or we may not be able to realize adequate consideration for such reorganization or sales, which would adversely affect our financial condition”.

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

Certain of the Debtors’ creditors and other parties-in-interest may object to and commence litigation against the Debtors during the course of the Chapter 11 Cases, the outcome of which is uncertain. Such litigation may prolong the Chapter 11 Cases and may make it difficult for the Debtors to reach the contractual milestones for the case within the timeframes set out in each of the PSA and RSA.

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

While the proposed terms of the Transaction under the PSA contemplate the reinstatement or cash-out of the Company’s stockholders, such terms remain subject to approval by the Bankruptcy Court and the Company’s stockholders are cautioned that it is possible that the Company’s stockholders will receive nothing in exchange for their common stock upon the completion of the Chapter 11 Cases and that the common stock will have no value and that trading in securities of the Company during the pendency of the Chapter 11 Cases will be highly speculative and will pose substantial risks. The delisting of our common stock from New York Stock Exchange has limited and could continue to limit the liquidity of our common stock, increase the volatility in the price of our common stock, and hinder our ability to raise capital. If the Plan is not confirmed by the Bankruptcy Court, it is possible the Company’s outstanding common stock may be cancelled and extinguished upon confirmation of a different plan of reorganization by the Bankruptcy Court. In such an event, the Company’s stockholders may be entitled to receive recovery on account of their equity interests, but the amount of any such recovery is highly uncertain and there may be no such recovery. Trading prices for the Company’s common stock and other securities may bear little or no relation to actual recovery, if any, by holders thereof in the Company’s Chapter 11 Cases. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

Our common stock was delisted from NYSE and is currently traded on the OTC Pink Sheets market maintained by the OTC Market Group, Inc., which involves additional risks compared to being listed on a national securities exchange.

Trading in our common stock was suspended on September 21, 2020 and removed from listing on NYSE on October 19, 2020. We will not be able to relist our common stock on a national securities exchange during our Chapter 11 process, although our common stock is now quoted on the OTC Pink Sheets market maintained by the OTC Market Group, Inc. under the trading symbol “GTXMQ”. We may be unable to relist our common stock on a national securities exchange after our Emergence. The lack of listing on a national securities exchange may impair the ability of holders of our common stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable. The lack of listing on a national securities exchange may also reduce the fair market value of the shares of our common stock. Furthermore, because of the limited market and generally low volume of trading in our common stock, the price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets’ perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Chapter 11 Cases.

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

During 2020, the novel coronavirus disease, COVID-19, spread across the world, including throughout Asia, the United States and Europe. The outbreak and government measures taken in response had and continue to have a significant adverse impact, both direct and indirect, on our businesses and the economy. Our manufacturing facility in Wuhan, China was shut down for six weeks in February and March 2020 and we saw diminished production in our Shanghai, China facility for that same time period, which were the primary drivers of the decrease in sales in the Asia region during the three months ended March 31, 2020. While our facilities in China re-opened in the second quarter, our manufacturing facilities in Mexicali, Mexico and Pune, India were shut down and our manufacturing facilities in Europe operated at reduced capacity. This significantly reduced our production volumes and had a material adverse impact on our business, results of operations and financial condition. In the third quarter, the fast recovery observed in all geographies enabled us to ramp up production in most of our production sites to normal levels. This recovery continued in the fourth quarter with a very strong demand especially in China and Europe. However, if the COVID-19 pandemic drives new lockdown measures impacting our manufacturing facilities, our facilities may be forced to shut down or operate at reduced capacity again which will continue to negatively impact our revenues. We have also faced limitations on our employee resources, including because of stay-at-home orders from local governments, new Paid Time Off policies, employee furloughs, state-funded layoffs, sickness of employees or their families or the desire of employees to avoid contact with large groups of people. The pandemic has also diverted management resources and the prolonged work-from-home arrangements have created business continuity and cybersecurity risks.

Certain of our customers have been similarly affected and are experiencing closures and labor shortages. As a result of such closures, we have experienced weakened demand from our customers, who have not been able to accept orders or have delayed or canceled orders, which has negatively affected our revenues. If this trend continues, our revenues will continue to be negatively impacted.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, liquidity and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the availability and effectiveness of any vaccines or treatments, the duration of the pandemic, travel restrictions and social distancing in the European Union, China and other countries, the duration and extent of business closures or business disruptions and the effectiveness of actions taken to contain the disease. If we or our customers experience prolonged shutdowns or other business disruptions beyond current expectations, our ability to conduct our business in the manner and within planned timelines could be materially and adversely impacted, and our business and financial results may continue to be adversely affected.

Our leveraged capital structure and liabilities to Honeywell may pose significant challenges to our overall strategic and financial flexibility and have a material adverse effect on our business, liquidity position and financial position.

Our leverage ratio remains high and, unless addressed in the Chapter 11 Cases, we expect that it will remain so for at least the next several quarters.

This high leverage is exacerbated by Garrett ASASCO’s purported significant liabilities and obligations to Honeywell under the Honeywell Indemnity Agreement and the tax matters agreement with Honeywell, dated September 12, 2018 (the “Tax Matters Agreement”). Under the terms of the PSA and the Transaction, the Plan, if confirmed by the Bankruptcy Court, will include a global settlement with Honeywell providing for (a) the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Indemnity Agreements and the Tax Matters Agreement and (b) the dismissal with prejudice of the Honeywell Litigation in exchange for (x) a $375 million cash payment at Emergence and (y) the Series B Preferred Stock. The terms of the PSA, the Transaction and the Plan remain subject to approval by the Bankruptcy Court. There can be no assurances that we will obtain the approval of the Bankruptcy Court and consummate the Transaction.

Our current leveraged capital structure poses significant challenges to our overall strategic and financial flexibility and may impair our ability to gain or hold market share in the highly competitive automotive supply market. This leverage may be greater than that of some of our competitors, which may put us at a competitive disadvantage. In addition, our business has been and may continue to be significantly impacted by the COVID-19 pandemic and related response measures, which has had adverse consequences for our leverage. See “The COVID-19 pandemic has adversely impacted and is expected to further adversely impact our business and results of operations.” above for more information. The COVID-19 pandemic and related response measures may continue to have an impact, and if we are unable to manage through these challenges, our leverage ratio, capital structure or liquidity may be further adversely effected. On September 20, 2020, the Debtors filed the Chapter 11 Cases in order to address this leveraged capital structure. However, because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that occur during the Chapter 11 Cases on our leverage, capital structure, liabilities or liquidity position, and we may not be successful in addressing these challenges through or following the Chapter 11 Cases. See risks related to the Chapter 11 Cases above for more information.

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

Although we expect a significant number of hybrids will be turbocharged, if we overestimate the turbo penetration rate in hybrids or if a transition to battery-electric vehicles is pursued more broadly throughout the market, or is implemented more rapidly than we have anticipated, the demand for our products could be impacted and our results of operations consequently could be affected. This is a risk existing in particular in Europe. In the US, with the change in presidential administration, we expect to see a move to adoption of new environmental regulations, which presents similar risks as in Europe in the long-term, depending on how regulatory targets for fuel efficiency and emissions in the 2025-30 timeframe will be set.

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

We have identified a trend towards increased development and adoption by OEMs of hybrid-electric powertrains, fuel cell powertrains and associated electric boosting technologies, especially on commercial vehicle applications, as pure battery-electric vehicles continue to face range, charging time and sustainability issues on those applications. Our results of operations could be adversely affected if our estimates regarding adoption and penetration rates for hybrid-electric and fuel cell powertrains or for pure battery electric cars are incorrect.

Failure to protect our intellectual property or allegations that we have infringed the intellectual property of others could adversely affect our business, financial condition and results of operations.

We rely on a combination of patents, copyrights, trademarks, tradenames, trade secrets and other proprietary rights, as well as contractual arrangements, including licenses, to establish, maintain and protect our intellectual property rights. Effective intellectual property protection may not be available, or we may not be able to acquire or maintain appropriate registered or unregistered intellectual property, in every country in which we do business. Furthermore, in some areas of our business the established industry maturity of product technology may leave limited opportunity for new intellectual property to differentiate our products. Accordingly, our intellectual property may not be sufficient on its own to provide us a strong product differentiation and competitive advantage, which in turn could weaken our ability to secure business awards from our customers and/or our ability to achieve targeted product profitability.

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

International technical export control regulations and trade conflicts may limit our ability to use certain intellectual property in our products in some regions of the world or customers may require assured access to intellectual property through open source-code, joint ownership of intellectual property, free license, or other measures.  These constraints could cause us difficulty in securing business awards from our customers, protecting our competitive technology differentiation, and/or our ability to achieve targeted product profitability.

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

Depending on the terms under which we supply products to an auto manufacturer, we may be required to guarantee or offer warranties for our products and to bear the costs of recalls, repair or replacement of such products pursuant to new vehicle warranties. There can be no assurance that we will have adequate reserves to cover such recall, repair and replacement costs. In the event that any of our products fails to perform as expected, we may face direct exposure to warranty and product liability claims or may be required to participate in a government or self-imposed recall involving such products. Our customers that are not end users, such as auto manufacturers, may face similar claims or be obliged to conduct recalls of their own, and in such circumstances, they may seek contribution from us. Our agreements with our customers do not always include limitation of liability clauses or, in certain situations or legal jurisdictions, such limitation of liability clauses may not be fully valid. If any such claims or contribution requests exceed our available insurance, or if there is a product recall, there could be a material adverse impact on our results of operations. In addition, a recall claim could require us to review our entire product portfolio to assess whether similar issues are present in other product lines, which could result in significant disruption to our business and could have a further adverse impact on our results of operations. We cannot assure you that we will not experience any material warranty or product liability claim losses in the future or that we will not incur significant costs to defend such claims.

The operational constraints and financial distress of third parties could adversely impact our business and results of operations.

Our results of operations, financial condition and cash flows could be adversely affected if our third-party suppliers lack sufficient quality control or if there are significant changes in their financial or business condition. If our third-party manufacturers fail to deliver products, parts and components of sufficient quality on time and at reasonable prices, we could have difficulties fulfilling our orders on similar terms or at all, sales and profits could decline, and our commercial reputation could be damaged. See “Raw material price fluctuations, the ability of key suppliers to meet quality and delivery requirements, or catastrophic events can increase the cost of our products and services, impact our ability to meet commitments to customers and cause us to incur significant liabilities.” If we fail to adequately assess the creditworthiness and operational reliability of existing or future suppliers, if there is any unanticipated deterioration in their creditworthiness and operational reliability, or if our suppliers do not perform or adhere to our existing or future contractual arrangements, any resulting increase in nonperformance by them, our inability to otherwise obtain the supplies or our inability to enforce the terms of the contract or seek other remedies could have a material adverse effect on our financial condition and results of operations.

Work stoppages, other disruptions, or the need to relocate any of our facilities could significantly disrupt our business.

Our geographic footprint emphasizes locating, engineering and manufacturing capabilities in close physical proximity to our customers, thereby enabling us to adopt technologies and products for the specific vehicle types sold in each geographic market. Because our facilities offer localized services in this manner, a work stoppage or other disruption at one or more of our R&D, engineering or manufacturing and assembly facilities in a given region could have material adverse effects on our business, especially insofar as it impacts our ability to serve customers in that region. For example, our manufacturing facility in Wuhan, China was shut down in 2020 due to the COVID-19 outbreak, causing us to delay certain shipments to our customers. Moreover, due to unforeseen circumstances or factors beyond our control, we may be forced to relocate our operations from one or more of our existing facilities to new facilities and may incur substantial costs, experience program delays and sacrifice proximity to customers and geographic markets as a result, potentially for an extended period of time.

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

Following the U.K.’s withdrawal from the European Union on January 31, 2020, the U.K. entered into a transition period during which it continued its ongoing and complex negotiations with the European Union relating to the future trading relationship between the U.K. and European Union. The transition period ended on December 31, 2020, before which the United Kingdom and the European Commission reached an agreement on the future trading relationship between the parties (the “UK-EU Trade and Cooperation Agreement” OR “TCA”). On December 30, 2020 the U.K. Parliament approved the European (Future Relationship) Bill, thereby ratifying the TCA. The TCA is subject to formal approval by the European Parliament and the Council of the European Union before it comes into effect and has been applied provisionally since January 1, 2021. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal. Our manufacturing operations in Cheadle and the businesses of our customers and suppliers could be negatively impacted if tariffs or other restrictions are imposed on the free flow of goods to and from the U.K. Trade tensions between the United States and China, and other countries have escalated in recent years. Any U.S. tariff impositions against Chinese exports have generally been followed by retaliatory Chinese tariffs on U.S. exports to China. We may not be able to mitigate the impacts of any future tariffs, and our business, results of operations and financial position would be materially adversely affected by such tariffs. Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials or components may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials or components, which would have a material adverse effect on our business, results of operations and financial condition. These and other instabilities and uncertainties arising from the global geopolitical environment, along with the cost of compliance with increasingly complex and often conflicting regulations worldwide, can impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

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

We may require additional capital in the future to finance our growth and development, upgrade and improve our manufacturing capabilities, implement further marketing and sales activities, fund ongoing R&D activities, satisfy regulatory and environmental compliance obligations, satisfy indemnity obligations to Honeywell, and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology and R&D projects and the status and timing of these developments. If our access to capital were to become constrained significantly, or if costs of capital increased significantly, due to lowered credit ratings, prevailing industry conditions, the solvency of our customers, a material decline in demand for our products, the volatility of the capital markets or other factors, our financial condition, results of operations and cash flows could be adversely affected. These conditions may adversely affect our ability to obtain targeted credit ratings.

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

We are or may be party to a number of lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of our current and historical business, including matters relating to our Honeywell Indemnity Agreement, commercial transactions, product liability (including legacy asbestos claims involving the friction materials legacy business), prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, antitrust, import and export, and environmental, health and safety matters, as well as securities litigation, tax proceedings and litigation related to our debt. For additional information regarding our pending legal proceedings, see Part I, Item 3, “Legal Proceedings”. We cannot predict with certainty the outcome of legal proceedings or contingencies. The costs incurred in litigation can be substantial and result in the diversion of management’s attention and resources.

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

A number of our emerging opportunities in technology, products and services rely on key technologies developed or licensed from third parties. While the majority of our current product offerings are not covered by third-party licenses, many of our emerging technology offerings that we are developing use software components or other intellectual property licensed from third parties, including both through proprietary and open source licenses. Should such emerging products become a significant part of our product offerings, our reliance on third-party licenses may present various risks to our business. These third-party software components may become obsolete, defective or incompatible with future versions of our emerging technology offerings, our relationship with these third parties may deteriorate, or our agreements with these third parties may expire or be terminated. We may face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. In order to remain in compliance with the terms of our licenses, we must carefully monitor and manage our use of third-party components, including both proprietary and open source license terms that may require the licensing or public disclosure of our intellectual property without compensation or on undesirable terms. Additionally, some of these licenses may not be available for use in the future on terms that may be acceptable or that allow our emerging product offerings to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material effect on our emerging technology offerings. Moreover, it is possible that as a consequence of a future merger or acquisition we may be involved in, third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to such transaction. Because the availability and cost from third parties depends upon the willingness of third parties to deal with us on the terms we request, there is a risk that third parties who license our competitors will either refuse to license us at all, or refuse to license us on terms equally favorable to those granted to our competitors. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to obtain these rights.

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

Under the terms of the PSA and the Transaction, the Plan, if confirmed by the Bankruptcy Court, will include a global settlement with Honeywell providing for (a) the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Indemnity Agreements and the Tax Matters Agreement and (b) the dismissal with prejudice of the Honeywell Litigation in exchange for (x) a $375 million cash payment at Emergence and (y) the Series B Preferred Stock. The terms of the PSA, the Transaction and the Plan remain subject to approval by the Bankruptcy Court. There can be no assurances that we will obtain the approval of the Bankruptcy Court and consummate the Transaction.

For more information on the risks related to the approval of the Plan, see “We may not be able to complete any Bankruptcy Court-approved reorganization of our Company or sales of our Company or assets through the chapter 11 process, or we may not be able to realize adequate consideration for such reorganization or sales, which would adversely affect our financial condition”.

Our indebtedness could adversely affect our business, financial condition and results of operations.

In connection with the Spin-Off, we incurred substantial indebtedness in an aggregate principal amount of approximately $1,660 million, of which $1,628 million of the net proceeds were transferred to Honeywell substantially concurrently with the consummation of the Spin-Off. In connection with the Chapter 11 Cases, we incurred an additional indebtedness in an aggregate principal amount of $200 million.

We historically relied upon Honeywell to fund our working capital requirements and other cash requirements. We are now responsible for servicing our own debt and obtaining and maintaining sufficient working capital and other funds to satisfy our cash requirements. Due to our separation from Honeywell and the commencement of the Chapter 11 Cases our access to and cost of debt financing will be different from our historical access to and cost of debt financing. Differences in access to and cost of debt financing may result in differences in the interest rate charged to us on financings, as well as the amount of indebtedness, types of financing structures and debt markets that may be available to us.

Our ability to make payments on and to refinance our indebtedness, including the debt incurred in connection with the Spin-Off and the Chapter 11 Cases, as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

The terms of our indebtedness restrict our current and future operations, particularly our ability to incur debt that we may need to fund initiatives in response to changes in our business, the industries in which we operate, the economy and governmental regulations.

The terms of our Prepetition Credit Agreement and DIP Credit Agreement include a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and limit our ability to engage in actions that may be in our long-term best interests. These may restrict our and our subsidiaries’ ability to take some or all of the following actions:

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

Moreover, as a result of all of these restrictions, we may be limited in how we conduct our business and pursue our strategy, unable to raise additional debt financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities. Furthermore, the lenders of this indebtedness have required that we pledge our assets as security for our repayment obligations and that we abide by certain financial or operational covenants. Our ability to comply with such covenants and restrictions has been and may continue to be affected by events beyond our control, including prevailing economic, political, social, financial and industry conditions, such as the COVID-19 pandemic.

The commencement of the Chapter 11 Cases constituted an event of default that accelerated our obligations and terminated undrawn commitments, as applicable, under the Prepetition Credit Agreement. The Prepetition Credit Agreement provides that as a result of the commencement of the Chapter 11 Cases, the principal, interest and all other amounts due thereunder shall be immediately due and payable. Any efforts to enforce the payment obligations under the Prepetition Credit Agreement are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Prepetition Credit Agreement are subject to the applicable provisions of the Bankruptcy Code.

Under the DIP Credit Agreement, a breach of any of the covenants listed above, if applicable, could result in an event of default. If an event of default occurred, the lenders under our DIP Credit Agreement would have the right to accelerate the repayment of such debt. We might not have, or be able to obtain, sufficient funds to make these accelerated payments, and lenders could then proceed against any collateral. Any subsequent replacement of the agreements governing such indebtedness, or any new indebtedness could have similar or greater restrictions. The occurrence and ramifications of an event of default could adversely affect our business, financial condition and results of operations.

We may have potential business conflicts of interest with Honeywell with respect to our past and ongoing relationships.

Conflicts of interest may arise between Honeywell and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from Honeywell;
•	intellectual property matters;
•	employee recruiting and retention; and
•	business combinations involving our company (including, without limitation, the Transaction).

The Chapter 11 Cases may exacerbate any potential conflicts and make resolution of any potential conflicts more difficult to achieve outside of the Bankruptcy Court. We may not be able to resolve any potential conflicts, and, even if we do so, the resolution may be less favorable to us than if we were dealing with a party with whom we were not previously affiliated.

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

Risks Relating to our Common Stock

An active trading market for our common stock may not be available, and our stock price may fluctuate significantly.

The market price of our common stock may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	the Chapter 11 Cases, including the approval by the Bankruptcy Court of entry into the PSA and the ECBA, the terms of the Transaction and confirmation of the Plan;

•	actual or anticipated fluctuations in our results of operations due to factors related to our business;
•	success or failure of our business strategies;
•	competition and industry capacity;
•	changes in interest rates and other factors that affect earnings and cash flow;
•	our level of indebtedness, our ability to make payments on or service our indebtedness and our ability to obtain financing as needed;
•	our ability to retain and recruit qualified personnel;
•	our quarterly or annual earnings, or those of other companies in our industry;

•	announcements by us or our competitors of significant acquisitions or dispositions;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	the failure of securities analysts to cover, or positively cover, our common stock after the Spin-Off;
•	changes in earnings estimates by securities analysts or our ability to meet those estimates;
•	the operating and stock price performance of other comparable companies;
•	investor perception of our company and our industry;
•	overall market fluctuations unrelated to our operating performance;
•	results from any material litigation or government investigation;
•	changes in laws and regulations (including tax laws and regulations) affecting our business;
•	changes in capital gains taxes and taxes on dividends affecting stockholders; and
•	general economic conditions and other external factors.

Low trading volume for our stock, which may occur if an active trading market is not available, among other reasons, would amplify the effect of the above factors on our stock price volatility. The delisting of our common stock from New York Stock Exchange has limited and could continue to limit the liquidity of our common stock, increase the volatility in the price of our common stock, and hinder our ability to raise capital.

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

Under the terms of the Transaction under the PSA, the Plan, if confirmed by the Bankruptcy Court, may result in the removal or alteration of some or all of these provisions, subject to negotiation of definitive corporate governance documentation with the CO Group. There can be no assurances that any definitive corporate governance documentation with the CO Group will not continue to discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control of Garrett, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price.

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

General Risk Factors

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

Our ability to successfully comply with Section 404 requires us to be able to prepare timely and accurate financial statements. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer, and we may be unable to conclude that our internal control over financial reporting is effective, and our independent registered public accounting firm may provide an adverse opinion on our internal control over financial reporting. In the course of preparing our Annual Report on Form 10-K and our Consolidated and Combined Financial Statements for the year ended December 31, 2018, our management determined that there was a material weakness in our internal control over financial reporting relating to the supporting evidence for our liability to Honeywell under the Honeywell Indemnity Agreement that has since been remediated.  Even though we have concluded, and our auditors have concurred, that that our internal control over financial reporting was effective as of December 31, 2020, we could identify additional material weaknesses in our internal control over financial reporting in the future, which could cause us to have to restate our Consolidated and Combined Financial Statements. In the event of an additional material weakness or restatement, the market price of shares of common stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which could have a material adverse effect on our results of operations and financial condition.

Your percentage ownership in us may be diluted in the future.

Your percentage ownership in us may be diluted in the future because of equity issuances pursuant to the Plan, if confirmed, for acquisitions, capital market transactions or otherwise, including equity awards that we may grant to our directors, officers and other employees. Our Board has adopted and Honeywell, as our sole shareholder, approved, the 2018 Stock Incentive Plan of Garrett and its Affiliates (the “Equity Plan”) for the benefit of certain of our current and future employees and other service providers. Our non-employee directors are eligible to participate in the 2018 Stock Incentive Plan for Non-Employee Directors. Awards made under such plans will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

Under the terms of the Transaction, if approved by the Bankruptcy Court, the CO Group and certain of our existing stockholders will be issued Series A Preferred Stock which will be convertible in certain circumstances into shares of common stock. Any such conversion may significantly dilute the percentage ownership of our current stockholders.

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

As of December 31, 2020, we owned or leased 13 manufacturing sites, five R&D centers and 11 close-to- customer engineering sites. We also have many smaller sales offices, warehouses, cybersecurity and IVHM sites and other investments strategically located throughout the world. The following table shows the ownership and regional distribution of our manufacturing sites, R&D centers and customer engineering sites:

	Ownership		Regional distribution
				Europe,
				Middle East &	South Asia &
	Owned	Leased	North America	Africa	Asia Pacific	South America	Total
Manufacturing Sites	9	4	2	5	5	1	13
R&D Centers	1	4	1	2	2	—	5
Close-to-Customer Engineering Sites	—	11	2	5	3	1	11

We continually and proactively review our real estate portfolio and develop footprint strategies to support our customers’ global plans, while at the same time supporting our technical needs and optimizing operating cost base. We expect our evolving portfolio will meet current and anticipated future needs.

Item 3. Legal Proceedings

On December 2, 2019, the Company and its subsidiary, Garrett ASASCO Inc., filed a Summons with Notice in the Commercial Division of the Supreme Court of the State of New York, County of New York (the “NY Supreme Court”) commencing an action (the “Action”) against Honeywell, certain of Honeywell’s subsidiaries and certain of Honeywell’s employees for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 15, 2020, the Company and Garrett ASASCO Inc. filed a Complaint in the NY Supreme Court in connection with the Action. The lawsuit arises from the Honeywell Indemnity Agreement. The Company is seeking declaratory relief, compensatory damages in an amount to be determined at trial rescission of the Honeywell Indemnity Agreement, attorneys’ fees and costs, and such other and further relief as the Court may deem just and proper. Among other claims, Garrett asserts that Honeywell is not entitled to indemnification because it improperly seeks indemnification for amounts attributable to punitive damages and intentional misconduct, and because it has failed to establish other prerequisites for indemnification under New York law.  Specifically, the claim asserts that Honeywell has failed to establish its right to indemnity for each and every asbestos settlement of the thousands for which it seeks indemnification. The Action seeks to establish that the Honeywell Indemnity Agreement is not enforceable, in whole or in part. On March 5, 2020, Honeywell filed a “Notice of Motion to Dismiss Garrett’s Complaint.” On September 20, 2020, Garrett and certain of its subsidiaries each filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York.  On September 23, 2020, Garrett removed the Action to the United States District Court for the Southern District of New York, and on September 24, 2020, the Action was referred to the Bankruptcy Court, where the case is currently pending.  A pre-trial conference took place on October 22, 2020. The Court heard argument on Honeywell’s pending motion to dismiss on November 18, 2020; the Court has not yet issued a decision.  On November 2, 2020, the Garrett entities that are Debtors and Debtors in Possession filed a Motion Pursuant to Sections 105(a) and 502(c) To Establish Procedures for Estimating The Maximum Amount Of Honeywell’s Claims And Related Relief (the “Motion”). The Court heard argument on the Motion on November 18.  The Court ordered an estimation proceeding to take place to estimate all of Honeywell’s claims against the Garrett entities that are Debtors and Debtors in Possession. On December 18, 2020, Honeywell filed proofs of claim in the Chapter 11 Cases, asserting that the Company owes at least $1.9 billion.  The Bankruptcy Court was scheduled to estimate the amount of Honeywell’s claims in an estimation proceeding that was scheduled to commence on February 1, 2021. As noted below, the estimation proceeding has been stayed by order of the Bankruptcy Court.

On January 11, 2021, the Company announced that it had agreed to settle Honeywell’s claims as part of the Plan. The Plan is subject to various conditions, including approval by the Bankruptcy Court. Under the Plan settlement, Honeywell would receive a $375 million payment and Series B Preferred Stock payable in installments of $35 million in 2022, and $100 million annually 2023-2030.  The Company would have the option to prepay the Series B Preferred Stock in full at any time at a call price equivalent to $584 million as of the Emergence (representing the present value of the installments at a 7.25% discount rate).  The Company will also have the option to make a partial payment of the Series B Preferred Stock, reducing the present value to $400 million, at any time within 18 months of Emergence.

On January 15, 2021, the Bankruptcy Court ordered that the Action and the estimation proceeding both be stayed pending the Bankruptcy Court’s consideration of Plan. The confirmation hearing for the Plan is currently scheduled to take place in April 2021, however, the hearing may be rescheduled for a later date.

The Debtors’ Chapter 11 Cases are being jointly administered under the caption “In re: Garrett Motion Inc., 20-12212.” For additional information regarding the Chapter 11 Cases, see Note 1 Background and Basis of Preparation and Note 2 Reorganization and Chapter 11 Proceedings of the Notes to the Consolidated and Combined Financial Statements.

On September 25, 2020, a putative securities class action complaint was filed against Garrett Motion Inc. and certain current and former Garrett officers and directors, in the United States District Court for the Southern District of New York.  The case bears the caption: Steven Husson, Individually and On Behalf of All Others Similarly Situated, v. Garrett Motion Inc., Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, and Su Ping Lu, Case No. 1:20-cv-07992-JPC (SDNY) (the “Husson Action”). The Husson Action asserts claims under Sections 10(b) and 20(a) of the Exchange Act, for securities fraud and control person liability. On September 28, 2020, the plaintiff sought to voluntarily dismiss his claim against Garrett Motion Inc. in light of the Company’s bankruptcy, this request was granted.

On October 5, 2020, another putative securities class action complaint was filed against certain current and former Garrett officers and directors, in the United States District Court for the Southern District of New York.  This case bears the caption: The Gabelli Asset Fund, The Gabelli Dividend & Income Trust, The Gabelli Value 25 Fund Inc., The Gabelli Equity Trust Inc., SM Investors LP and SM Investors II LP, on behalf of themselves and all others similarly situated, v. Su Ping Lu, Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, Craig Balis, Thierry Mabru, Russell James, Carlos M. Cardoso, Maura J. Clark, Courtney M. Enghauser, Susan L. Main, Carsten Reinhardt, and Scott A. Tozier, Case No. 1:20-cv-08296-JPC (SDNY) (the “Gabelli Action”).  The Gabelli Action also asserts claims under Sections 10(b) and 20(a) of the Exchange Act.

On November 5, 2020, another putative securities class action complaint was filed against certain current and former Garrett officers and directors, in the United States District Court for the Southern District of New York.  This case bears the caption: Joseph Froehlich, Individually and On Behalf of All Others Similarly Situated, v. Olivier Rabiller, Allesandro Gili, Peter Bracke, Sean Deason, and Su Ping Lu, Case No. 1:20-cv-09279-JPC (SDNY) (the “Froehlich Action”).  The Froehlich Action also asserts claims under Sections 10(b) and 20(a) of the Exchange Act.

All three cases seek compensatory damages as well as interest, fees and costs. All three actions are currently assigned to Judge John P. Cronan.  Su Ping Lu filed a waiver of service in the Gabelli Action on November 10, 2020.  On November 24, 2020, competing motions were filed seeking the appointment of lead plaintiff and lead counsel and the consolidation of the Husson, Gabelli, and Froehlich Actions.

On December 8, 2020, counsel for the plaintiffs in the Gabelli Action – the Entwistle & Cappucci law firm – filed an unopposed stipulation and proposed order that would (1) appoint the plaintiffs in the Gabelli Action – the “Gabelli Entities” – the lead plaintiffs; (2) would appoint Entwistle & Cappucci as lead counsel for the plaintiff class; (3) consolidate the Gabelli Action, the Husson Action, and the Froehlich Action; (4) set a date by which lead plaintiff would file a consolidated amended complaint by February 25, 2021; and (5) set a date by which defendants shall respond to a consolidated amended complaint of April 26, 2021.  On January 21, 2021, the district court issued an order consolidating the three actions as In re Garrett Motion Inc. Securities Litigation, Case Number 20 Civ. 7992 (JPC), and appointing the Gabelli entities as the lead plaintiffs.

The Company’s insurer, AIG has accepted the defense, subject the customary reservation of rights.

The Bankruptcy Court has set a bar date of March 1, 2021 for, among others, current and former shareholders to file securities-related claims against the Company. We are not yet able to assess the likelihood that any such claims will be allowed.  To the extent allowed, each holder of such claims shall be entitled to receive, (x) its pro rata share of the aggregate cash payments received or recoverable from any insurance policies of the Company on account of any such allowed claims and (y) solely to the extent that such payments are less than the amount of its allowed claim, such treatment that is consistent with section 1129 of the Bankruptcy Code and otherwise acceptable to the Debtors and the parties to the PSA in accordance with the PSA.

In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of December 31, 2020 was $29 million including penalties and interest. The Company appealed the infraction notice on October 23, 2020. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.

On November 13, 2020, certain of the Debtors (the “Plaintiffs”) filed a complaint in the Bankruptcy Court against the indenture trustee (the “Indenture Trustee”) of the 5.125% senior notes due 2026 (the “Senior Notes”) seeking declaratory judgment on two claims for relief that the Debtors do not owe, and the holders of the Senior Notes (the “Noteholders”) are not entitled to, any make-whole premium under the Indenture (the “Make-Whole” and such litigation, the “Make-Whole Litigation”).  Certain Noteholders have contended in these Chapter 11 Cases that the Noteholders are entitled to payment of the Make-Whole under the terms of the Indenture, which provide for the payment of the Make-Whole if the Debtors exercise their right to redeem the Senior Notes prior to maturity, as a result of the Debtors’ commencement of their Chapter 11 Cases.  The Plaintiffs believe that the Noteholders are not entitled to any Make-Whole because the Debtors have not exercised their right of redemption as contemplated by the Indenture and, in the alternative, the Make-Whole should be disallowed as unmatured interest pursuant to Section 502(b)(2) of the Bankruptcy Code. On January 8, 2021, the Indenture Trustee filed an answer to the Debtors’ complaint.  Pursuant to the PSA, the Debtors have agreed to suspend all litigation activities related to and stay the Make-Whole Litigation through Emergence (the “Effective Date”) and to dismiss with prejudice such proceedings upon Emergence.

For additional information regarding our legal proceedings, see Note 23, Commitments and Contingencies of the Notes to the Consolidated and Combined Financial Statements.

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

Item 4. Mine Safety Disclosures

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On October 1, 2018, we became an independent publicly-traded company through a pro rata distribution by Honeywell of 100% of the outstanding shares of us to Honeywell's stockholders (the “Spin-Off”). Each Honeywell stockholder of record received one share of our common stock for every 10 shares of Honeywell common stock held on the record date. Approximately 74 million shares of our common stock were distributed on October 1, 2018 to Honeywell stockholders. In connection with the separation, our common stock began trading "regular-way" under the ticker symbol "GTX" on the New York Stock Exchange on October 1, 2018. On September 20, 2020, the Company was notified by the New York Stock Exchange (the “NYSE”) that, as a result of the Chapter 11 Cases, and in accordance with Section 802.01D of the NYSE Listed Company Manual, the NYSE had commenced proceedings to delist the Company’s common stock from the NYSE. The NYSE indefinitely suspended trading of the Company’s common stock on September 21, 2020. The Company determined not to appeal the NYSE’s determination. On October 8, 2020, the NYSE filed a Form 25 to initiate the delisting of the common stock of the Company, and the delisting became effective at the opening of business on October 19, 2020. Trading of the Company’s common stock now occurs on the OTC Pink Market under the symbol “GTXMQ.” Any over-the-counter market quotations of the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of February 4, 2021, there were 36,208 stockholders of record of our common stock.

Dividend Policy

We are unable to pay dividends during the pendency of the Chapter 11 Cases. We do not anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

The following graph and table illustrate the total return from October 1, 2018 through December 31, 2020, for (i) our common stock, (ii) the Standard and Poor’s (“S&P”) Small Cap 600 Index, (iii) the average stock performance of a group consisting of the peer companies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Peer Group”), consisting of BorgWarner Inc., Allison Transmission Holdings, Inc., and Delphi Technologies Plc, and (iv) the average stock performance of a group consisting of the Company’s peer companies for the year ended December 31, 2020 (“2020 Peer Group”), consisting of Adient plc, Allison Transmission Holdings, Inc., American Axle & Manufacturing Holdings, Inc., Aptiv PLC, Autoliv Inc., BorgWarner Inc., Dana Incorporated, Gentex Corporation, Lear Corporation, Magna International Inc. Tenneco Inc., Visteon Corporation and Veoneer, Inc. In 2020, the Company expanded its peer group following consolidation among the 2019 Peer Group. Delphi Technologies plc (“Delphi”) was previously included in the Company’s 2019 Peer Group and was acquired by BorgWarner Inc. during the year ended December 31, 2020. Accordingly, Delphi has been included in the 2019 Peer Group only through the date it was acquired. The Company will cease presenting the 2019 Peer Group in future years.

The 2020 Peer Group is used routinely by management for benchmarking purposes. The graph and the table assume that $100 was invested on October 1, 2018 in each of our common stock, the S&P Small Cap 600 Index, the common stock of the 2019 Peer Group and the 2020 Peer Group, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our common stock and may not be indicative of our future performance.

Indexed Price Performance

Global Markets Intelligence Group

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

There were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended December 31, 2020.

Item 6. Selected Financial Data

Selected Historical Consolidated and Combined Financial Data

The following tables present certain selected historical consolidated and combined financial information as of and for each of the years in the five-year period ended December 31, 2020. Prior to the Spin-Off on October 1, 2018, our historical financial statements were prepared on a stand-alone combined basis and were derived from the consolidated financial statements and accounting records of Honeywell. Accordingly, for periods prior to October 1, 2018, our financial statements are presented on a combined basis and for the periods subsequent to October 1, 2018 are presented on a consolidated basis (collectively, the historical financial statements for all periods presented are referred to as “Consolidated and Combined Financial Statements”). The selected historical consolidated and combined financial data as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018 are derived from the historical audited Consolidated and Combined Financial Statements as included in this Form 10-K. The selected historical combined financial data as of December 31, 2018, 2017 and 2016 and for the years ended December 31, 2017 and 2016 are derived from historical audited combined financial statements not included in this Annual Report on Form 10-K.

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

Further, the historical consolidated and combined financial information includes allocations of certain Honeywell corporate expenses, as described in Note 27 Related Party Transactions with Honeywell in our Consolidated and Combined Financial Statements. We believe the assumptions and methodologies underlying the allocation of these expenses are reasonable. However, such expenses may not be indicative of the actual level of expense that we would have incurred if we had operated as an independent, publicly traded company or of the costs expected to be incurred in the future.

	Year Ended December 31,
	2020	2019	2018		2017		2016
	(Dollars in millions except per share amounts)
Selected Statement of Operations Information:
Net sales	$3,034	$3,248	$3,375		$3,096		$2,997
Net income (loss)	$80	$313	$1,206	(1)	$(983)	(2)	$199

Earnings per common share (3)
Basic:	$1.06	$4.20	$16.28		$(13.27)		$2.69
Diluted:	$1.05	$4.12	$16.21		$(13.27)		$2.69
Weighted average common shares (3)
Basic:	75,543,461	74,602,868	74,059,240		74,070,852		74,070,852
Diluted:	76,100,509	75,934,373	74,402,148		74,070,852		74,070,852

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in millions)
Selected Balance Sheet Information:
Total assets	$3,017	$2,275	$2,124	$2,997	$2,661
Long-term debt	$1,082	$1,409	$1,569	$—	$—
Total liabilities	$5,325	$4,408	$4,641	$5,192	$3,882
Total deficit	$(2,308)	$(2,133)	$(2,517)	$(2,195)	$(1,221)

(1)	2018 Net income was impacted by an internal restructuring of Garrett’s business resulting in a tax benefit of $907 million.
(2)	2017 Net income was impacted by the U.S. Tax Cuts and Jobs Act (the “Tax Act”) resulting in a tax expense of $1,335 million.
(3)

On October 1, 2018, the date of consummation of the Spin-Off, 74,070,852 shares of the Company’s common stock were distributed to Honeywell stockholders of record as of September 18, 2018. Basic and Diluted EPS for all periods prior to the Spin-Off reflect the number of distributed shares, or 74,070,852 shares. These shares were treated as issued and outstanding from January 1, 2016 for purposes of calculating historical earnings per share.

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

EBITDA and Adjusted EBITDA(1)

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Net income — GAAP	$80	$313	$1,206
Net interest expense (income)	76	61	12
Tax expense (benefit)	39	33	(810)
Depreciation	86	73	72
EBITDA (Non-GAAP)	$281	$480	$480
Other expense, net (which consists of indemnification, asbestos and environmental expenses)(2)	45	40	120
Non-operating (income) expense(3)	5	8	(2)
Reorganization items, net(4)	73	-	-
Stock compensation expense(5)	10	18	21
Repositioning charges(6)	10	2	2
Foreign exchange (gain) loss on debt, net of related hedging (gain) loss	(38)	7	(7)
Spin-off costs(7)	-	28	6
Professional service costs(8)	52	-	-
Capital Tax expense (9)	2	-	-
Adjusted EBITDA (Non-GAAP)	$440	$583	$620

(1)

We evaluate performance on the basis of EBITDA and Adjusted EBITDA. We define “EBITDA” as our net income (loss) calculated in accordance with U.S. GAAP, plus the sum of net interest expense (income), tax expense (benefit) and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of non-operating (income) expense, other expenses, net (which consists of indemnification, asbestos and environmental expenses), stock compensation expense, reorganization items, net, repositioning charges, foreign exchange gain (loss) on debt, net of related hedging (gain) loss, Spin-Off costs, professional services costs and Capital Tax expense. We believe that EBITDA and Adjusted EBITDA are important indicators of operating performance and provide useful information for investors because:

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

(2)

The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Honeywell Indemnity Agreement with Honeywell entered into on September 12, 2018, under which Garrett ASASCO is currently required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Plan (as defined below), if confirmed by the Bankruptcy Court, will include a global settlement with Honeywell providing for, among other things, the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Honeywell Indemnity Agreement, that certain Indemnification Guarantee Agreement, dated as of September 27, 2018 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time), by and among Honeywell ASASCO 2 Inc. as payee, Garrett ASASCO as payor, and certain subsidiary guarantors as defined therein (the “Guarantee Agreement,” and together with the Honeywell Indemnity Agreement, the “Indemnity Agreements”) and the Tax Matters Agreement. See Note 23, Commitments and Contingencies of Notes to the Consolidated and Combined Financial Statements.

(3)

Non-operating (income) expense adjustment includes the non-service component of pension expense and other expense, net and excludes interest income, equity income of affiliates, and the impact of foreign exchange.

(4)

The Company has applied ASC 852 in preparing its Consolidated and Combined Financial Statements. ASC 852 requires the financial statements for periods subsequent to the Petition Date to distinguish transactions and events that are directly associated with the Company's reorganization from the ongoing operations of the business. Accordingly, certain expenses and gains incurred during the Chapter 11 Cases are recorded within Reorganization items, net in the Consolidated and Combined Statements of Operations.  See Note 2, Reorganization and Chapter 11 Proceedings of Notes to the Consolidated and Combined Financial Statements.

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
(8)

Professional service costs consist of professional service fees related to strategic planning for the Company in the period before the decision to file for relief under Chapter 11 of the Bankruptcy Code in September 2020. We consider these costs to be unrelated to our ongoing core business operations.

(9)

The canton of Vaud, Switzerland generally provides for crediting the cantonal corporate income tax against capital tax. There was no income tax payable for the year ended December 31, 2020 and therefore the 2020 capital tax due of $2 million was recorded in Selling, General, and Administrative expenses.

Adjusted EBITDA (Non-GAAP) decreased by $143 million in 2020 compared to 2019. The decrease was primarily due to unfavorable impacts of volume ($94 million), selling, general and administrative expenses ($28 million), productivity, net of mix ($26 million), inflation ($13 million) and price ($18 million), partially offset by the favorable impact of lower research and development expenses ($18 million) and foreign exchange rates including the prior year’s hedge losses ($18 million).

Cash flow from operations less Expenditures for property, plant and equipment(1)

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Net cash (used for) provided by operating activities — GAAP	25	242	373
Expenditures for property, plant and equipment	(80)	(102)	(95)
Cash flow from operations less Expenditures for property, plant and equipment (Non-GAAP)	$(55)	$140	$278

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

Cash flow from operations less Expenditures for property, plant and equipment (non-GAAP) decreased by $195 million in 2020 versus 2019, primarily due to a decrease in net income, net of deferred taxes of $226 million and unfavorable impact from working capital of $194 million, partially offset by a decrease in Obligations to Honeywell of $149 million and an increase of $54 million in other items (mainly accrued liabilities). Additionally, Expenditures for property, plant and equipment expenses decreased by $22 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with our Consolidated and Combined Financial Statements and related notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the years ended December 31, 2020, 2019 and 2018. Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” refer to (i) Honeywell’s Transportation Systems Business (the “Transportation Systems Business” or the “Business”) prior to our spin-off from Honeywell International Inc. (the “Spin-Off”) and (ii) Garrett Motion Inc. and its subsidiaries following the Spin-Off, as applicable. References to the “Debtors” refer to the Company and certain of its subsidiaries that each filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under the caption “In re: Garrett Motion Inc., 20-12212.”

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
Market penetration of vehicles with a turbocharger is expected to increase from approximately 53% in 2020 to approximately 56% by 2025, according to IHS Markit (“IHS”), which we believe will allow the turbocharger market to grow at a faster rate than overall automobile production. We expect that the powertrain mix evolution trends will remain mostly unchanged, which should support the turbocharger industry in the short to medium term. In particular, the reduction of battery electric vehicle (“BEV”) incentives in China from June 2019 and the change in new energy vehicles (“NEV”) credit policy in November 2019, led to a drop in BEV penetration in China between July 2019 and June 2020. Renewed sales incentives, especially in Tier 2 and Tier 3 cities, as well as non-financial incentives such as more generous license-plate quotas for major metropolitan areas, bolstered Chinese BEV penetration in the second half of 2020. In Europe, the COVID-19 stimulus packages are mostly directed to electric vehicles, but we do not expect a material adverse impact on the turbocharger market in the short term, as selling price, charging time, charging infrastructure availability and profitability issues for OEMs remain challenged to adoption. However, in the long term, a revision of CO2 reduction targets by 2030 proposed by the E.U. could drive an increase of BEV penetration in Europe beyond currently forecasted levels. The turbocharger market volume growth is expected to be particularly strong in China and other high-growth regions in the same period.

In the short to medium term, we believe that turbo penetration will grow as turbos remain one of the most cost- efficient levers to improve the fuel efficiency of conventional Gasoline and Diesel vehicles as well as hybrid and fuel- cell vehicles.

Growth in the turbo market is expected in all regions, with special mention for high-growth regions in Asia where rising income levels continue to drive long-term automotive and vehicle content demand. While these positive factors do not isolate the turbo industry from fluctuations in global vehicle production volumes, such factors may mitigate the negative impact of macroeconomic cycles, or the negative impact of a shift from light vehicle Diesel to light vehicle Gasoline engines.

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

For additional information regarding trends facing our industry, our reorganization and Chapter 11 Cases as well as the impact of the COVID-19 pandemic on our business, see Part I, Item 1, “Business” under the headings “Our Industry”, “Reorganization and Chapter 11 Proceedings” and “Impact of the COVID-19 Pandemic”, respectively.

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

Liabilities under the Honeywell Indemnity Agreement

The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the indemnification and reimbursement agreement with Honeywell (as amended, the “Honeywell Indemnity Agreement”), under which Garrett ASASCO is required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Honeywell Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the first quarter of 2020, Garrett ASASCO paid Honeywell the Euro-equivalent of $35 million in connection with the Honeywell Indemnity Agreement. Honeywell and Garrett agreed to defer the payment from Garrett ASASCO under the Honeywell Indemnity Agreement due May 1, 2020 to December 31, 2020 (the “Q2 Payment”), however we do not expect Garrett ASASCO to make payments to Honeywell under the Honeywell Indemnity Agreement during the pendency of the Chapter 11 Cases. The Plan (as defined below), if confirmed by the Bankruptcy Court, will include a global settlement with Honeywell providing for, among other things, the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Honeywell Indemnity Agreement, that certain Indemnification Guarantee Agreement, dated as of September 27, 2018 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time), by and among Honeywell ASASCO 2 Inc. as payee, Garrett ASASCO as payor, and certain subsidiary guarantors as defined therein (the “Guarantee Agreement,” and together with the Honeywell Indemnity Agreement, the “Indemnity Agreements”) and the Tax Matters Agreement.

On December 2, 2019, the Company and Garrett ASASCO, filed a Summons with Notice in the Commercial Division of the Supreme Court of the State of New York, County of New York (the “NY Supreme Court”) commencing an action (the “Action”) against Honeywell, certain of Honeywell’s subsidiaries and certain of Honeywell’s employees for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 15, 2020, the Company and Garrett ASASCO, filed a Complaint in the NY Supreme Court in connection with the Action. The lawsuit arises from the Honeywell Indemnity Agreement. The Company is seeking declaratory relief; compensatory damages in an amount to be determined at trial; rescission of the Honeywell Indemnity Agreement; attorneys’ fees and costs and such other and further relief as the Court may deem just and proper. There can be no assurance as to the time and resources that will be required to pursue these claims or the ultimate outcome of the lawsuit. Among other claims, Garrett asserts that Honeywell is not entitled to indemnification because it improperly seeks indemnification for amounts attributable to punitive damages and intentional misconduct, and because it has failed to establish other prerequisites for indemnification under New York law. Specifically, the claim asserts that

Honeywell has failed to establish its right to indemnity for each and every asbestos settlement of the thousands for which it seeks indemnification. The Action seeks to establish that the Honeywell Indemnity Agreement is not enforceable, in whole or in part. On March 5, 2020, Honeywell filed a “Notice of Motion to Dismiss Garrett’s Complaint”. On September 20, 2020, Garrett and certain of its subsidiaries each filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. On September 23, 2020, Garrett removed the Action to the United States District Court for the Southern District of New York, and on September 24, 2020, the Action was referred to the Bankruptcy Court, where the case is currently pending. The defendants’ motion to dismiss the Action is pending.

On December 18, 2020, Honeywell filed proofs of claim in the Chapter 11 Cases, asserting that the Company owes at least $1.9 billion in respect of such claims.  The Bankruptcy Court was scheduled to estimate the amount of Honeywell’s claims in a estimation proceeding that was scheduled to commence on February 1, 2021. As noted below, the estimation proceeding has been stayed by order of the Bankruptcy Court.

On January 11, 2021, the Company announced that it had agreed to settle Honeywell’s claims as part of the Plan. The Plan is subject to various conditions, including approval by the Bankruptcy Court.

Under the settlement embodied in the Plan, Honeywell would receive a $375 million payment and Series B Preferred Stock payable in installments of $35 million in 2022, and $100 million annually 2023-2030.  The Company would have the option to prepay the Series B Preferred Stock in full at any time at a call price equivalent to $584 million as of the Emergence (representing the present value of the installments at a 7.25% discount rate).  The Company will also have the option to make a partial payment of the Series B Preferred Stock, reducing the present value to $400 million, at any time within 18 months of Emergence.

On January 15, 2021, the Bankruptcy Court ordered that the Action and the estimation proceeding both be stayed pending the Bankruptcy Court’s consideration of the Plan. The confirmation hearing for the Plan is currently scheduled to take place in April 2021, however, the hearing may be rescheduled for a later date.

Results of Operations for the Years Ended December 31, 2020, 2019 and 2018

Net Sales

	2020	2019	2018
	(Dollars in millions)
Net sales	$3,034	$3,248	$3,375
% change compared with prior period	(6.6)%	(3.8)%	9.0%

The change in net sales compared to prior year period is attributable to the following:

	2020	2019
Volume	(7.3)%	1.3%
Price	(0.6)%	(1.1)%
Foreign Currency Translation	1.3%	(4.0)%
	(6.6)%	(3.8)%

2020 compared with 2019

Our net sales for 2020 were $3,034 million, a decrease of $214 million or 6.6% (despite a positive impact of 1.3% due to foreign currency translation), from $3,248 million in 2019. The decrease in sales was primarily driven by light vehicles OEM products decline of $78 million, commercial vehicles OEM products decline of $75 million, aftermarket products decline of $47 million and other products decline of $14 million.

Our light vehicles OEM product decline was primarily driven by lower diesel volumes in Europe and Asia and lower gasoline volumes in Europe, partially offset by increased gasoline volumes in China as a result of increased turbocharger penetration in gasoline engines and new product launches. The decrease in net sales for commercial vehicles OEM products was mainly driven by lower volumes in Europe and North America. The decrease in aftermarket product sales was primarily driven by volume decreases in Europe and North America. The decrease in other net sales was primarily driven by a decrease in prototype volumes.

Due to the COVID-19 pandemic, our manufacturing facility in Wuhan, China, was shut down for six weeks in February and March 2020 and we saw diminished production in our Shanghai, China facility for the same time period, which were the primary drivers of the decrease in sales in the Asia region during the three months ended March 31, 2020. Since our facilities in China re-opened in the middle of March, the production of those facilities in China has recovered significantly with an increase in net sales of 32% during the remainder of 2020 compared to the same period in 2019.

Our manufacturing facilities in Mexicali, Mexico and Pune, India were shut down for five weeks in April and May 2020 and we saw diminished production in our European manufacturing facilities for that same time period, which were the primary drivers of the decrease in sales in the Europe and North America regions during 2020.

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

Our light vehicles OEM product decline was primarily driven by lower diesel volumes in Europe and Asia, partially offset by higher gasoline volumes as a result of increased turbocharger penetration in gasoline engines and new product launches. The decrease in net sales for commercial vehicles OEM products is mainly driven by lower volumes in Europe and North America. The decrease in aftermarket product sales was primarily driven by a volume decrease in Europe.

Cost of Goods Sold

	2020	2019	2018
	(Dollars in millions)
Cost of goods sold	$2,478	$2,537	$2,599
% change compared with prior period	(2.3)%	(2.4)%	10.1%
Gross Profit percentage	18.3%	21.9%	23.0%

2020 compared with 2019

Cost of goods sold for 2020 was $2,478 million, a decrease of $59 million or 2.3% from $2,537 million in 2019. The decrease was primarily due to a decrease in direct material costs and labor costs, driven by decreased volumes.

Gross profit percentage decreased by 3.6 percentage points primarily due to unfavorable impacts from mix and price (2.4 percentage points),  unfavorable impacts from inflation (0.5 percentage points), unfavorable impact from repositioning costs (0.3 percentage points), and other factors (2.2 percentage points),  including higher costs from premium freight and higher one time fixed costs, partially offset by favorable impact of productivity including lower volume leverage (1.5 percentage points) and the favorable impacts from foreign and exchange rates (0.3 percentage points).

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

Gross profit percentage decreased by 1.1 percentage points primarily due to unfavorable impacts from mix (2.8 percentage points), price (0.9 percentage points) and the unfavorable impacts from inflation (0.7 percentage points), partially offset by the favorable impact of productivity (3.1 percentage points) and the favorable impact of foreign exchange rates (0.2 percentage points).

Selling, General and Administrative Expenses

	2020	2019	2018
	(Dollars in millions)
Selling, general and administrative expense	$277	$249	$249
% of sales	9.1%	7.7%	7.4%

2020 compared with 2019

Selling, general and administrative expenses increased in 2020 compared to 2019 by $28 million, mainly due to an increase of $52 million of professional service fees, primarily related to the strategic planning activities before the decision to file for relief under chapter 11 of the Bankruptcy Code in September 2020, $4 million of bad debt related to customer bankruptcy and $3 million pension costs increase, partially offset by $31 million of cost saving actions implemented to ease the impact of COVID-19 on our financial performance, including merit freezes, state funded lay-offs, unpaid leaves and reductions in travel expenses and professional services, as well as one-time Spin-off costs incurred in the prior year period.

2019 compared with 2018

Selling, general and administrative expenses were flat for 2019 compared to 2018 leading to an increase in expenses as a percentage of sales.

Other Expense, Net

	2020	2019	2018
	(Dollars in millions)
Other expense, net	$46	$40	$120
% of sales	1.5%	1.2%	3.6%

2020 compared with 2019

Other expense, net increased in 2020 compared to 2019 by $6 million. The increase was attributable to a $12 million increase in legal fees incurred in connection with the Honeywell Indemnity Agreement, partially offset by a $8 million decrease in litigation-related expenses in connection with the pending litigation against Honeywell.

2019 compared with 2018

Other expense, net decreased in 2019 by $80 million compared to 2018. For 2019, Other expense, net of $40 million primarily reflects $28 million of legal fees incurred in connection with the Honeywell Indemnity Agreement, $11 million of legal fees in connection with the pending litigation against Honeywell, and $1 million in factoring and notes receivables discount fees. For 2018, Other expense, net of $120 million was primarily driven by asbestos-related charges, net of probable insurance recoveries of $131 million.

Interest Expense

	2020	2019	2018
	(Dollars in millions)
Interest Expense	$79	$68	$19

2020 compared with 2019

Interest expense increased in 2020 compared to 2019 by $11 million, mainly due to $16 million of higher outstanding Revolving Credit Facility drawings, additional fees associated with the amendment of our Credit Agreement, higher interest margins, post-petition Banks’ cancellations of cross-currency interest rate swaps and supplementary DIP financing, partially offset by $5 million of lower interest expense on our Term Loans due to voluntary prepayments in 2019.

2019 compared with 2018

Interest expense in 2019, was $68 million, an increase of $49 million from $19 million in 2018. The increase was primarily driven by interest expense related to our long-term debt. Prior to the Spin-Off, interest expense was primarily related to related party notes from cash pool arrangements with our Former Parent which were settled in cash prior to the Spin-Off.

Non-operating (income) expense

	2020	2019	2018
	(Dollars in millions)
Non-operating (income) expense	$(38)	$8	$(8)

2020 compared with 2019

Non-operating (income) expense in 2020 increased to income of $38 million from an expense of $8 million in 2019, primarily due to a significant unhedged exposure driven by the termination of all derivatives and closing of the credit lines, as a consequence of Chapter 11 filing.

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

Reorganization items, net

	2020	2019	2018
	(Dollars in millions)
Reorganization items, net	$73	$—	$—

2020 compared with 2019

Reorganization items, net for 2020 were $73 million, representing professional service fees related to Chapter 11 of $55 million, DIP Credit Agreement financing fees of $13 million and the write-off of the unamortized deferred high yield debt issuance cost of $6 million. There were no Reorganization items, net for the years ended December 31, 2019, and December 31, 2018, since these are new items related to the Chapter 11 Cases.

Tax Expense (Benefit)

	2020	2019	2018
	(Dollars in millions)
Tax expense (benefit)	$39	$33	$(810)
Effective tax rate	32.8%	9.5%	(204.5)%

2020 compared with 2019

The effective tax rate increased by 23.3 percentage points in 2020 compared to 2019. The increase was primarily attributable to the absence of tax benefits related to the remeasurement of deferred tax assets and liabilities for tax law changes enacted during 2019, higher tax expense because of nondeductible costs incurred in connection with the Chapter 11 Cases, the resolution of tax audits and an increase in losses for jurisdictions where we don’t expect to generate future tax benefits from such losses.  The increase in the effective tax rate was also impacted by overall lower earnings compared to 2019 because of the adverse impacts of COVID-19, partially offset by tax benefits from lower withholding taxes on non-US earnings.

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

Net Income (loss)

	2020	2019	2018
	(Dollars in millions)
Net Income (loss)	$80	$313	$1,206

2020 compared with 2019

As a result of the factors described above, net income was $80 million in 2020 as compared to net income of $313 million in 2019.

2019 compared with 2018

As a result of the factors described above, net income was $313 million in 2019 as compared to net income of $1,206 million in 2018. Net income for 2018 includes an $879 million tax benefit from reduced withholding taxes on undistributed earnings and no interest expense related to our long-term debt raised at the time of the Spin-Off.

Liquidity and Capital Resources

As described above, the commencement of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations, as applicable, under the Prepetition Credit Agreement (as defined below) and the Company’s 5.125% senior notes due 2026 (the “Senior Notes”). The Prepetition Credit Agreement and Senior Notes provide that as a result of the commencement of the Chapter 11 Cases, the principal, interest and all other amounts due thereunder shall be immediately due and payable. Any efforts to enforce the payment obligations under the Prepetition Credit Agreement and Senior Notes are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Prepetition Credit Agreement and Senior Notes are subject to the applicable provisions of the Bankruptcy Code.

We expect that our cash requirements in 2021 will primarily be to fund operating activities, working capital, Chapter 11 case related costs and capital expenditures. We have historically funded our cash requirements, which included requirements to meet our obligations under our debt instruments and the Honeywell Indemnity Agreement described below, as well as the tax matters agreement with Honeywell (the “Tax Matters Agreement”), through the combination of cash flows from operating activities, available cash balances and available borrowings through our debt agreements. During the Chapter 11 Cases, our principal sources of liquidity are expected to be limited to cash flow from operations, cash on hand and borrowings under the DIP Credit Agreement (as defined below). Based on our current expectations, we believe these principal sources of liquidity during the Chapter 11 Cases will be sufficient to fund our operations during the pendency of the Chapter 11 Cases. Under the terms of the Transaction contemplated by the PSA and the Plan, the CO Group obtained a commitment from certain financial institutions to provide us with new credit facilities upon Emergence, and, if the Transaction, PSA and Plan are approved by the Bankruptcy Court, we expect to enter into definitive documentation for such credit facilities in connection with Emergence.

Going Concern

Our ability to continue as a going concern is contingent upon the Company’s ability to successfully implement a plan of reorganization in the Chapter 11 Cases, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in our Consolidated and Combined Financial Statements. Further, any plan of reorganization in the Chapter 11 Cases could materially change the amounts and classifications of assets and liabilities reported in the Consolidated and Combined Financial Statements. As a result of our financial condition, uncertainty related to the impacts of COVID-19, and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that we will be able to continue as a going concern.

Senior Credit Facilities

On September 27, 2018, we entered into a Credit Agreement by and among us, certain of our subsidiaries, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Prepetition Credit Agreement”). The Prepetition Credit Agreement was amended on June 12, 2020 (the “2020 Amendment”). The Prepetition Credit Agreement provides for senior secured financing of approximately the Euro equivalent of $1,254 million, consisting of (i) a seven-year senior secured first-lien term B loan facility, which consists of a tranche denominated in Euro of €375 million and a tranche denominated in U.S. Dollars of $425 million (the “Term B Facility”), (ii) a five-year senior secured first-lien term A loan facility in an aggregate principal amount of €330 million (the “Term A Facility” and, together with the Term B Facility, the “Term Loan Facilities”) and (iii) a five-year senior secured first-lien revolving credit facility in an aggregate principal amount of €430 million with revolving loans to the Swiss Borrower (as defined in the Prepetition Credit Agreement), to be made available in a number of currencies including Australian Dollars, Euros, Pounds Sterling, Swiss Francs, U.S. Dollars and Yen (the “Revolving Facility” and, together with the Term Loan Facilities, the “Senior Secured Credit Facilities”).

Following the commencement of the Chapter 11 Cases, the contractual non-default rate of interest applicable under the Senior Secured Credit Facilities is either (a) in the case of dollar denominated loans, base rate determined by reference to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (3) the one month adjusted LIBOR rate, plus 1% per annum (“ABR”), (b) in the case of loans denominated in certain permitted foreign currencies other than dollars or euros, an adjusted LIBOR rate (“LIBOR”) (which shall not be less than zero), or (c) in the case of loans denominated in euros, an adjusted EURIBOR rate (“EURIBOR”) (which shall not be less than zero), in each case, plus an applicable margin. Pursuant to the 2020 Amendment, (i) the margin applicable to loans under the Term B Facility increased by 75 basis points through the maturity date and (ii) the margin applicable to loans under the Revolving Facility and Term A Facility increased by 25 basis points until the Company delivers consolidated financial statements as of and for its first fiscal quarter ending on or after the last day of the Relief Period (as defined in the 2020 Amendment). Pursuant to the 2020 Amendment, the margin applicable to Revolving Credit Facility and Term Loan A Facility increased by a further 25 basis points on September 4, 2020 following a downgrade in our corporate credit rating by S&P Global ratings.

The applicable margin for the U.S. Dollar tranche of the Term B Facility is currently 2.50% per annum (for ABR loans) while that for the euro tranche of the Term B Facility is currently 3.75% per annum (for EURIBOR loans). The applicable margin for each of the Term A Facility and the Revolving Facility varies based on our leverage ratio which is increased by 50 basis points (including above mentioned Ratings event step up) until the Company delivers consolidated financial statements as of and for its first fiscal quarter ending on or after the last day of the Relief Period. Accordingly, the interest rates for the Senior Secured Credit Facilities will fluctuate during the term of the Prepetition Credit Agreement based on changes in the ABR, LIBOR, EURIBOR or future changes in our corporate rating or leverage ratio. The applicable margins for credit arrangements are summarized as follows:

	Applicable margin per annum
	Until end of Relief period	Thereafter
Credit Arrangements:
Revolving Credit Facility LIBOR / EURIBOR	3.00%	2.75%
Revolving Credit Facility ABR	2.00%	1.75%
Term Loan A	3.00%	2.75%
Term Loan B EUR EURIBOR	3.75%	3.75%
Term Loan B USD LIBOR	3.50%	3.50%
Term Loan B USD ABR	2.50%	2.50%

The commencement of the Chapter 11 Cases described above constituted an event of default that accelerated the Company’s obligations and terminated undrawn commitments, as applicable, under the Prepetition Credit Agreement. The Prepetition Credit Agreement provides that as a result of the commencement of the Chapter 11 Cases, the principal, interest and all other amounts due thereunder shall be immediately due and payable. Any efforts to enforce the payment obligations under the Prepetition Credit Agreement are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Prepetition Credit Agreement are subject to the applicable provisions of the Bankruptcy Code.

During the Chapter 11 Cases and pursuant to an order of the Bankruptcy Court, we make monthly payments of adequate protection at the contractual non-default rate of interest on loans and certain other obligations under our Senior Secured Credit Facilities.

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

The commencement of the Chapter 11 Cases described above constituted an event of default that accelerated the Company’s obligations, as applicable, under the Senior Notes. The Senior Notes provide that as a result of the commencement of the Chapter 11 Cases, the principal, interest and all other amounts due thereunder shall be immediately due and payable. Any efforts to enforce the payment obligations under the Senior Notes are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Senior Notes are subject to the applicable provisions of the Bankruptcy Code. For additional information regarding our Prepetition Credit Agreement, see Note 16, Long-term Debt and Credit Agreements of the notes to the Consolidated and Combined Financial Statements.

DIP Credit Agreement

On October 6, 2020, the Bankruptcy Court entered an order granting interim approval of the Debtors’ entry into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “DIP Credit Agreement”), with the lenders party thereto (the “DIP Lenders”) and Citibank N.A. as administrative agent (the “DIP Agent”). On October 9, 2020 (the “Closing Date”), the Company, the DIP Agent and the DIP Lenders entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a senior secured, super-priority term loan (the “DIP Term Loan Facility”) with a maximum principal amount of $200 million, $100 million of which was funded on the Closing Date and $100 million of which was subsequently funded on October 26, 2020, following entry of the Bankruptcy Court’s final order approving the DIP Term Loan Facility on October 23, 2020. The proceeds of the DIP Term Loan Facility are to be used by the Debtors to (a) pay certain costs, premiums, fees and expenses related to the Chapter 11 Cases, (b) make payments pursuant to any interim or final order entered by the Bankruptcy Court pursuant to any “first day” motions permitting the payment by the Debtors of any prepetition amounts then due and owing; (c) make certain adequate protection payments in accordance with the DIP Credit Agreement and (d) fund working capital needs of the Debtors and their subsidiaries to the extent permitted by the DIP Credit Agreement. On October 12, 2020, the Company, the DIP Agent and the DIP Lenders entered into the First Amendment to the DIP Credit Agreement (the “First Amendment”). The First Amendment eliminates the obligation for the Company to pay certain fees to the DIP Lenders in connection with certain prepayment events under the DIP Credit Agreement. For additional information regarding the terms of the DIP Credit Agreement, see Note 2, Reorganization and Chapter 11 Proceedings of the Notes to the Consolidated and Combined Financial Statements and Note 16, Long-term Debt and Credit Agreements of the notes to the Consolidated and Combined Financial Statements.

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

Honeywell Indemnity Agreement

On September 12, 2018, Garrett ASASCO entered into the Honeywell Indemnity Agreement, under which Garrett ASASCO is required to make certain payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of the Honeywell Indemnity Agreement, Garrett ASASCO is responsible for paying to Honeywell such amounts, up to a cap equal to the Distribution Date Currency Exchange Rate (1.16977 USD = 1 EUR) equivalent of $175 million (exclusive of any late payment fees) in respect of such liabilities arising in any given calendar year. In addition, the payments that Garrett ASASCO is required to make to Honeywell pursuant to the terms of the Honeywell Indemnity Agreement will not be deductible for U.S. federal income tax purposes. The Honeywell Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.

During the first quarter of 2020, Garrett ASASCO paid Honeywell the Euro-equivalent of $35 million in connection with the Honeywell Indemnity Agreement. In January 2020 we received from Honeywell the 2019 Prior Year Aggregate Loss Statement (as defined in the Honeywell Indemnity Agreement) which confirmed that the payments made to Honeywell as required by the Honeywell Indemnity Agreement in 2019 included an overpayment of $33 million.  This payment would have been deducted from the second quarter 2020 payment and would have reduced the cash payments payable to Honeywell in 2020. Honeywell and Garrett agreed to defer the second quarter 2020 payment due May 1, 2020 to December 31, 2020 but the second quarter 2020 payment was not paid on this date as a result of the automatic stay applicable to the Debtors under the Bankruptcy Code as a result of the Chapter 11 Cases. We do not expect Garrett ASASCO to make payments to Honeywell under the Honeywell Indemnity Agreement during the pendency of the Chapter 11 Cases.

Under the terms of the PSA and the Transaction, the Plan, if confirmed by the Bankruptcy Court, will include a global settlement with Honeywell providing for (a) the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Indemnity Agreements and the Tax Matters Agreement, and (b) the dismissal with prejudice of the Honeywell Litigation in exchange for (x) a $375 million cash payment at Emergence and (y) the new Series B Preferred Stock issued by the Company payable in installments of $35 million in 2022, and $100 million annually 2023-2030 (the “Series B Preferred Stock”). The Company will have the option to prepay the Series B Preferred Stock in full at any time at a call price equivalent to $584 million as of Emergence (representing the present value of the installments at a 7.25% discount rate). The Company will also have the option to make a partial payment of the Series B Preferred Stock, reducing the present value to $400 million, at any time within 18 months of Emergence. In every case, the duration of future liabilities to Honeywell will be reduced from 30 years prior to the Chapter 11 filing to a maximum of nine years.

The terms of the PSA, the Transaction and the Plan remain subject to approval by the Bankruptcy Court. There can be no assurances that we will obtain the approval of the Bankruptcy Court and complete the Transaction.

Tax Matters Agreement

On September 12, 2018, we entered into a Tax Matters Agreement which governs the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests).

The Tax Matters Agreement generally provides that we are responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. Among other items, as a result of the mandatory transition tax imposed by the Tax Cuts and Jobs Act, Garrett ASASCO is required to make payments to a subsidiary of Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. Additionally, the Tax Matters Agreement provides that Garrett ASASCO is to make payments to a subsidiary of Honeywell for a portion of Honeywell’s net tax liability under Section 965(h)(6)(A) of the Internal Revenue Code for mandatory transition taxes that Honeywell determined is attributable to us (the “MTT Claim”). Following the Spin-Off, Honeywell asserted that Garrett ASASCO was obligated to pay $240 million to Honeywell for the MTT Claim under the Tax Matters Agreement.  Accordingly, and in connection with the Tax Matters Agreement, we made payments to Honeywell, under protest, for the Euro-equivalent of $18 million and $19 million during 2019 and the fourth quarter of 2018, respectively, for the MTT Claim.  On October 30, 2020, however, Honeywell filed an SEC Form 10-Q for the quarterly period ended September 30, 2020, reporting that its claim against us under the Tax Matters Agreement, including the MTT Claim, is now $273 million. Under the terms of the Tax Matters Agreement, Garrett ASASCO is required to pay this amount in Euros, without interest, in five annual installments, each equal to 8% of the aggregate amount, followed by three additional annual installments equal to 15%, 20% and 25% of the aggregate amount, respectively. Garrett ASASCO paid the first annual installment in October 2018 and subsequent annual installments are due in April of each year. The annual installment due on April 1, 2020 was deferred to December 31, 2020 in agreement with Honeywell but was not paid on this date as a result of the automatic stay applicable to the Debtors under the Bankruptcy Code as a result of the Chapter 11 Cases. We do not expect Garrett ASASCO to make payments to Honeywell under the Tax Matters Agreement during the pendency of the Chapter 11 Cases.

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

As described above, under the terms of the PSA and the Transaction, the Plan, if confirmed by the Bankruptcy Court, will include a global settlement with Honeywell providing for the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Tax Matters Agreement. In every case the duration of future liabilities to Honeywell will be reduced from 30 years prior to the Chapter 11 filing to a maximum of nine years. Our entry into and performance under the PSA and the terms of the PSA, the Transaction and the Plan remain subject to approval by the Bankruptcy Court. There can be no assurances that we will obtain the approval of the Bankruptcy Court and complete the Transaction.

Cash Flow Summary for the Years Ended December 31, 2020, 2019 and 2018

Our cash flows from operating, investing and financing activities for the years ended December 31, 2020, 2019 and 2018, as reflected in the audited Consolidated and Combined Financial Statements included elsewhere in this Annual Report on Form 10-K, are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$25	$242	$373
Investing activities	(80)	(86)	192
Financing activities	530	(163)	(658)
Effect of exchange rate changes on cash	31	(2)	(11)
Net increase (decrease) in cash and cash equivalents	$506	$(9)	$(104)

2020 compared with 2019

Cash provided by operating activities decreased by $217 million for 2020 in comparison to 2019, primarily due to a decrease in net income, net of deferred taxes of $226 million, unfavorable impact from working capital of $194 million, partially offset by a decrease in Obligations to Honeywell of $149 million and an increase of $54 million in other items (mainly accrued liabilities).

Cash used for investing activities decreased by $6 million in 2020 compared to 2019, primarily due to a favorable impact from Expenditures for property, plant and equipment of $22 million, due to higher customer contribution and lower spend, partially offset by an unfavorable impact from a prior year settlement received on the re-couponing of our cross currency swap contract of $19 million.

Cash provided by financing activities increased by $693 million in 2020, as compared to 2019. The change was driven by a draw down, net of payments, on our Revolving Facility of $349 million, payments of long-term debt during 2020 totaling $2 million, as compared to $163 million of such payments during 2019 and proceeds from debtor-in-possession credit agreement, net of financing fees of $187 million.

2019 compared with 2018

Cash provided by operating activities decreased by $131 million for 2019 in comparison to 2018, primarily due to a decrease in Obligations to Honeywell of $67 million, higher cash interest payments of $46 million, a decrease in net income, net of deferred taxes of $3 million and a decrease of $39 million in other items (accrued liabilities and other assets), partially offset by a favorable impact from working capital of $24 million.

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

Contractual Obligations and Probable Liability Payments

The summary of our significant contractual obligations and probable liability payments at December 31, 2020 were as set forth in the table below. The table does not reflect any potential changes to our contractual obligations and other commitments that may result from the Chapter 11 cases and activities contemplated by the Transaction and the Plan.

		Payments by Period
	Total(5)	2021	2022-2023	2024-2025	Thereafter
	(Dollars in millions)
Obligations to Honeywell – Asbestos and environmental(1)	1,196	—	281	268	647
Obligations to Honeywell – Mandatory Transition Tax(2)	211	40	58	113	—
Long-term debt(3)	1,533	4	317	781	431
Interest payments on long-term debt(4)	337	70	134	111	22
Minimum lease payments	46	12	17	9	8
Purchase obligations(5)	95	91	4	—	—
	$3,418	$217	$811	$1,282	$1,108

(1)	Excludes legal fees which are expensed as incurred. For additional information, refer to “—Liquidity and Capital Resources— Honeywell Indemnity Agreement” section.
(2)

Excludes the indemnification obligation for uncertain tax positions for which timing of payment is uncertain. For additional information, refer to “—Liquidity and Capital Resources—Tax Matters Agreement” section.

(3)	Assumes all long-term debt is outstanding until contractual maturity. Does not include expected utilization of our Senior Secured Credit Facilities or DIP Term Loan Facility.
(4)	Interest payments are estimated based on the interest rates applicable as of December 31, 2020. This does not include the expected utilization of our revolving credit facility.
(5)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.

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

In light of the near-term impact of the COVID-19 pandemic, we have reviewed current capital expenditure programs and re-phased some programs related to future capacity expansion and long-term development programs. This has materially reduced new capital expenditures in 2020 without having an adverse effect on our ability to deliver long-term projects on time. In 2021, we expect capital expenditures to materially increase as a result of the re-phasing noted above and the Company’s expected Emergence.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of our Consolidated and Combined Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed below to be critical to the understanding of our financial statements. Actual results could differ from our estimates and assumptions, and any such differences could be material to our Consolidated and Combined Financial Statements. In connection with the filing of the Chapter 11 Cases on the Petition Date, the Consolidated and Combined Financial Statements included herein have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852, Reorganizations. See Note 2, Reorganization and Chapter 11 Proceedings, of the Consolidated and Combined Financial Statements for further details.

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

The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Honeywell Indemnity Agreement with Honeywell entered into on September 12, 2018, under which Garrett ASASCO is required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Honeywell Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.

Under the terms of the PSA and the Transaction, the Plan, if confirmed by the Bankruptcy Court, will include a global settlement with Honeywell providing for (a) the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Indemnity Agreements and the Tax Matters Agreement and (b) the dismissal with prejudice of the Honeywell Litigation in exchange for (x) a $375 million cash payment at Emergence and (y) the “Series B Preferred Stock. The Company will have the option to prepay the Series B Preferred Stock in full at any time at a call price equivalent to $584 million as of Emergence (representing the present value of the installments at a 7.25% discount rate). The Company will also have the option to make a partial payment of the Series B Preferred Stock, reducing the present value to $400 million, at any time within 18 months of Emergence. In every case the duration of future liabilities to Honeywell will be reduced from 30 years prior to the Chapter 11 filing to a maximum of nine years.

Our entry into and performance under the PSA and the terms of the PSA, the Transaction and the Plan remain subject to approval by the Bankruptcy Court. There can be no assurances that we will obtain the approval of the Bankruptcy Court and complete the Transaction.

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

The key assumptions used in developing our 2020 net periodic pension (income) expense included the following:

	2020
	U.S. Plans	Non-U.S. Plans
Discount Rate:
Projected benefit obligation	3.30%	0.79%
Service Cost	4.47%	1.20%
Interest cost	4.06%	1.74%
Assets:
Expected rate of return	5.49%	3.79%
Actual rate of return	12.49%	5.19%

The MTM Adjustment represents the recognition of net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor). Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the difference between expected and actual returns on plan assets. The mark-to-market accounting method results in the potential for volatile and difficult to forecast MTM Adjustments. MTM charges were $0 for our U.S. Plans and $13 million for our non-U.S. Plans for the year ended December 31, 2020.

We determine the expected long-term rate of return on plan assets utilizing historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and asset mix considerations (see Note 24, Defined Benefit Pension Plans of Notes to Consolidated and Combined Financial Statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). We plan to use an expected rate of return on plan assets of 4.88% for our U.S. Plans and 3.60% for our non-U.S. Plans for 2020 as this is a long-term rate based on historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and the asset mix of the plan’s investments.

The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. We used a 2.65% discount rate to determine benefit obligations for our U.S. Plans and 0.46% for our non-U.S. Plans as of December 31, 2020.

Pension ongoing expense (income) for all of our pension plans is expected to be pension income of $2 million in 2021 compared with pension ongoing expense of $1 million in 2020. Also, if required, an MTM Adjustment will be recorded in the fourth quarter of 2021 in accordance with our pension accounting method as previously described. It is difficult to reliably forecast or predict whether there will be an MTM Adjustment in 2021, and if one is required, what the magnitude of such adjustment will be. MTM Adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.

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

Our pre-Spin-Off activity in the U.S. will be reported in Honeywell’s U.S. consolidated income tax return and certain foreign activity will be reported in Honeywell tax paying entities in those jurisdictions. For periods prior to the Spin-Off, the income tax provision included in the Consolidated and Combined Financial Statements related to domestic and certain foreign operations was calculated on a separate return basis, as if Garrett was a separate taxpayer and the resulting current tax receivable or liability, including any liabilities related to uncertain tax positions, was settled with Honeywell through equity at the time of the Spin-Off. In other foreign taxing jurisdictions, the operations of Garrett were always conducted through discrete legal entities, each of which filed separate tax returns, and all resulting income tax assets and liabilities, including liabilities related to uncertain tax positions, are reflected in the Consolidated Balance Sheets of Garrett.

Other Matters

Litigation and Environmental Matters

See Note 23, Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Recent Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies of Notes to the Consolidated and Combined Financial Statements for a discussion of recent accounting pronouncements.

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

We historically have hedged currency exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency exchange forward contracts (Foreign Currency Exchange Contracts). We hedged monetary assets and liabilities denominated in non-functional currencies. Prior to conversion into U.S. dollars, these assets and liabilities are remeasured at spot exchange rates in effect on the balance sheet date. The effects of changes in spot rates are recognized in earnings and included in Non-operating expense (income).

As a result of the Chapter 11 Cases, the Company has been limited in its ability to enter into hedging transactions. The Company has obtained Bankruptcy Court authorization for continuing hedging activities in the ordinary course of business, however, counterparties have either been unwilling to enter into hedging transactions with the Company during the Chapter 11 Cases or have required the Company to fully cash collateralize its obligations under the relevant hedging instrument, which has effectively reduced the Company’s ability to hedge foreign currency exposures beyond those relating to trade payables and receivables. As of December 31, 2020, the net fair value of all financial instruments with exposure to currency risk was a $0 million asset. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be $(2) million and $2 million, respectively, at December 31, 2020 exchange rates. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

Interest Rate Risk

Our exposure to risk based on changes in interest rates relates primarily to our Prepetition Credit Agreement and DIP Credit Agreement. The Prepetition Credit Agreement and DIP Credit Agreement bear interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement and DIP Credit Agreement. For our outstanding borrowings under the Prepetition Credit Agreement and DIP Credit Agreement as of December 31, 2020, a 50 basis point increase (decrease) in interest rates would have increased (decreased) our interest expense by $3 million and $3 million, respectively, compared to the amount of interest that would have been incurred in such period based on the rates of interest in effect at December 31, 2020. For additional information regarding our Prepetition Credit Agreement and DIP Credit Agreement, see Note 16, Long-term Debt and Credit Agreements of the notes to the Consolidated and Combined Financial Statements.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Garrett Motion Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial of Garrett Motion Inc. and subsidiaries in reorganization under Chapter 11 of the Federal Bankruptcy Code since September 20, 2020 — see Note 2 (the "Company") as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated and combined financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 16, 2021, expressed an unqualified opinion on those consolidated and combined financial statements and included explanatory paragraphs regarding changes in accounting principle and certain conditions that give rise to substantial doubt about the Company’s ability to continue as a going concern; and emphasis of matter paragraphs concerning the bankruptcy proceedings and expense allocations.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte SA

Geneva, Switzerland
February 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Garrett Motion Inc. and subsidiaries in reorganization under chapter 11 of the Federal Bankruptcy Code since September 20, 2020 — see Note 1 (the "Company") as of December 31, 2020 and 2019, the related consolidated and combined statement of operations, comprehensive income, equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2021 expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, effective January 1, 2019, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as a result of the Company’s financial condition, uncertainty related to the impacts of COVID-19, and the risks and uncertainties surrounding the Chapter 11 Cases filed by the Company, there is substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and their plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of a Matter

Bankruptcy Proceedings

As discussed in Note 1 to the financial statements, on September 20, 2020, the Company has voluntarily filed for reorganization under chapter 11 of the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to pre-petition liabilities, the settlement amounts for allowed claims, or the status and priority thereof; (3) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.

Expense allocation

As discussed in Note 1 to the financial statements, on October 1, 2018, the Company became an independent publicly-traded company through a pro rata distribution by Honeywell International Inc. (“Honeywell”) of 100% of the then outstanding shares of the Company to Honeywell’s stockholders. For the period from January 1, 2018 to October 1, 2018, the financial statements include expense allocations for certain corporate functions historically provided by Honeywell. These allocations may not be reflective of the actual expense that would have been incurred had the Company operated as a separate entity apart from Honeywell. A summary of transactions with related parties is included in Note 27 to the financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Obligations Payable to Honeywell– Refer to Note 23 to the financial statements

Critical Audit Matter Description

As more fully described in Note 23 of the financial statements, the Company recorded a liability for obligations payable to Honeywell as of December 31, 2020, as a result of certain agreements entered into in connection with the spin-off from Honeywell on October 1, 2018. These agreements prescribe payments due to Honeywell for the indemnification of certain asbestos claims and pre-spin-off tax matters. Subsequent to separation from Honeywell, the Company has challenged the enforceability of such agreements and filed a motion with the Bankruptcy Court to hear arguments related to these obligations. The Bankruptcy Court was scheduled to hold an estimation proceeding to evaluate all of Honeywell’s claims against the Company. This proceeding has been stayed pending the Bankruptcy Court’s consideration of the plan of reorganization. While under chapter 11 protection, the Company is required to record obligations payable to Honeywell at the Company’s expected amount of the allowed claim as determined by the Bankruptcy Court. The carrying value of the obligations payable to Honeywell as of December 31, 2020 is $1,482 million. The actual amount to be paid is subject to the Bankruptcy Court’s approval.

We have identified the Company’s measurement of the obligations payable to Honeywell as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s judgments around the expected amount of the allowed claim due to Honeywell.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included the following:

•

We tested the effectiveness of certain internal controls over the Company’s litigation assessment process, including internal controls over the assessment of the Company’s proceedings with Honeywell and the impact of chapter 11.

•	We assessed management’s evaluation of the accounting impact of the proceedings with Honeywell and inspected documentation from internal counsel related to it.

•

We performed a search for new or contrary evidence that would affect the estimate, including through review of minutes of meetings of the board of directors and read the court summaries of the ongoing proceedings with Honeywell.

•	We requested and received internal and external legal counsel confirmation letters and assessed management’s evaluation of the proceedings by meeting with internal and external counsel.

•	We also evaluated the appropriateness of the related disclosures included in Note 23 to the financial statements.

/s/ Deloitte SA

Geneva, Switzerland

February 16, 2021

We have served as the Company’s auditor since 2018.

GARRETT MOTION INC.

(Debtor-in-Possession)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions except per share amounts)
Net sales (Note 4)	$3,034	$3,248	$3,375
Cost of goods sold	2,478	2,537	2,599
Gross profit	556	711	776
Selling, general and administrative expenses	277	249	249
Other expense, net (Note 5)	46	40	120
Interest expense (excludes contractual interest for the twelve months ended December 31, 2020 of $14 million) (Note 2)	79	68	19
Non-operating (income) expense (Note 6)	(38)	8	(8)
Reorganization items, net	73	—	—
Income before taxes	119	346	396
Tax expense (benefit) (Note 7)	39	33	(810)
Net income	$80	$313	$1,206

Earnings (losses) per common share
Basic	$1.06	$4.20	$16.28
Diluted	$1.05	$4.12	$16.21

Weighted average common shares outstanding
Basic	75,543,461	74,602,868	74,059,240
Diluted	76,100,509	75,934,373	74,402,148

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

(Debtor-in-Possession)

CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Net income	$80	$313	$1,206
Foreign exchange translation adjustment	(234)	67	(198)
Defined benefit pension plan adjustment, net of tax (Note 24)	(18)	(14)	(2)
Changes in fair value of effective cash flow hedges, net of tax (Note 18)	(7)	4	35
Total other comprehensive (loss) income, net of tax	(259)	57	(165)
Comprehensive (loss) income	$(179)	$370	$1,041

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$592	$187
Restricted cash (Note 3)	101	—
Accounts, notes and other receivables, net (Note 8)	841	707
Inventories, net (Note 10)	235	220
Other current assets (Note 11)	110	85
Total current assets	1,879	1,199
Investments and long-term receivables	30	36
Property, plant and equipment, net (Note 13)	505	471
Goodwill (Note 14)	193	193
Deferred income taxes (Note 7)	275	268
Other assets (Note 12)	135	108
Total assets	$3,017	$2,275
LIABILITIES
Current liabilities:
Accounts payable	$1,019	$1,009
Borrowings under revolving credit facility (Note 16)	370	—
Current maturities of long-term debt (Note 16)	—	4
Debtor-in-possession Term Loan (Note 16)	200	—
Obligations payable to Honeywell, current (Note 23)	—	69
Accrued liabilities (Note 15)	248	310
Total current liabilities	1,837	1,392
Long-term debt (Note 16)	1,082	1,409
Deferred income taxes (Note 7)	2	51
Obligations payable to Honeywell (Note 23)	—	1,282
Other liabilities (Note 19)	114	274
Total liabilities not subject to compromise	3,035	4,408
Liabilities subject to compromise (Note 2)	2,290	—
Total liabilities	$5,325	$4,408
COMMITMENTS AND CONTINGENCIES (Note 23)
EQUITY (DEFICIT)
Common stock, par value $0.001; 400,000,000 shares authorized, 76,229,578 and 74,911,139 issued and 75,813,634 and 74,826,329 outstanding as of December 31, 2020 and December 31, 2019 respectively	—	—
Additional paid-in capital	28	19
Retained earnings	(2,207)	(2,282)
Accumulated other comprehensive loss (income) (Note 20)	(129)	130
Total equity (deficit)	(2,308)	(2,133)
Total liabilities and equity (deficit)	$3,017	$2,275

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

(Debtor-in-Possession)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019	2018
	(Dollars in millions)
Cash flows from operating activities:
Net income	80	313	1,206
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(34)	(41)	(931)
Reorganization items, net	60	—	—
Depreciation	86	73	72
Amortization of deferred issuance costs	7	9	2
Foreign exchange (gain) loss	(58)	19	15
Stock compensation expense	10	18	21
Pension expense	15	18	10
Other	44	19	37
Changes in assets and liabilities:
Accounts, notes and other receivables	(162)	32	(30)
Receivables from related parties	—	—	57
Inventories	(14)	(60)	2
Other assets	(45)	(22)	(46)
Accounts payable	41	87	63
Payables to related parties	—	—	(50)
Accrued liabilities	(13)	(60)	49
Obligations payable to Honeywell	6	(143)	(76)
Asbestos-related liabilities	—	—	(1)
Other liabilities	2	(20)	(27)
Net cash provided by operating activities	25	242	373
Cash flows from investing activities:
Expenditures for property, plant and equipment	(80)	(102)	(95)
Increase in marketable securities	—	—	(21)
Decrease in marketable securities	—	—	312
Other	—	16	(4)
Net cash (used for) provided by investing activities	(80)	(86)	192
Cash flows from financing activities:
Net increase in Invested deficit	—	—	(1,493)
Proceeds from debtor-in-possession financing	200	—	—
Proceeds from revolving credit facilities	1,449	745	331
Payments of revolving credit facilities	(1,100)	(745)	(331)
Proceeds from issuance of long-term debt	—	—	1,631
Payments of long-term debt	(2)	(163)	(6)
Debtor-in-possession financing fees	(13)	—	—
Payments related to related party notes payable	—	—	(493)
Net change to cash pooling and short-term notes	—	—	(300)
Other	(4)	—	3
Net cash provided by (used for) financing activities	530	(163)	(658)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	31	(2)	(11)
Net increase/ (decrease) in cash, cash equivalents and restricted cash	506	(9)	(104)
Cash and cash equivalents at beginning of period	187	196	300
Cash, cash equivalents and restricted cash at end of period	$693	$187	$196
Supplemental cash flow disclosures:
Income taxes paid (net of refunds)	$44	$93	$76
Interest expense paid	$63	$54	$12
Reorganization items paid	$14	—	—
Supplemental schedule of non-cash investing and financing activities:
Expenditures for property, plant and equipment in accounts payable	$47	$51	$43

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

(Debtor-in-Possession)

CONSOLIDATED AND COMBINED STATEMENTS OF EQUITY (DEFICIT)

			Additional			Other
	Common Stock		Paid-in	Retained	Invested	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Deficit	Income/(Loss)	Deficit
	(in millions)
Balance at December 31, 2017	—	—	—	—	(2,433)	238	(2,195)
Net income through September 30, 2018	—	—	—	—	1,137	—	1,137
Net income from October 1, 2018	—	—	—	69	—	—	69
Other comprehensive income, net of tax	—	—	—	—	—	(165)	(165)
Change in Invested deficit	—	—	—	—	(1,168)	—	(1,168)
Spin-Off related adjustments	—	—	—	—	(200)	—	(200)
Issuance of common stock and reclassification of invested deficit	74	—	—	(2,664)	2,664	—	—
Stock-based compensation	—	—	5	—	—	—	5
Balance at December 31, 2018	74	—	5	(2,595)	—	73	(2,517)
Net income	—	—	—	313	—	—	313
Other comprehensive income, net of tax	—	—	—	—	—	57	57
Stock-based compensation	1	—	18	—	—	—	18
Tax withholding related to vesting of restricted stock units and other	—	—	(4)	—	—	—	(4)
Balance at December 31, 2019	75	—	19	(2,282)	—	130	(2,133)
Net income	—	—	—	80	—	—	80
Other comprehensive income, net of tax	—	—	—	—	—	(259)	(259)
Stock-based compensation	1	—	10	—	—	—	10
Tax withholding related to vesting of restricted stock units and other	—	—	(1)	—	—	—	(1)
Adoption impact of ASU 2016-13, Financial Instruments - Credit Losses	—	—	—	(5)	—	—	(5)
Balance at December 31, 2020	76	—	28	(2,207)	—	(129)	(2,308)

The Notes to Consolidated and Combined Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

(Debtor-in-Possession)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

COVID-19

In 2020, the COVID-19 virus was declared a pandemic and spread across the world, including throughout Asia, the United States and Europe. Our business operations have been materially disrupted and our revenues have decreased significantly as a result of the COVID-19 pandemic and related response measures, and we expect our financial performance in future fiscal quarters, to be materially negatively affected by the pandemic and its impact on the global automotive industry.

On June 12, 2020, the Company entered into an amendment (the “2020 Amendment”) to its Credit Agreement, dated as of September 27, 2018 (as amended, the “Prepetition Credit Agreement”) by and among the Company, Garrett LX I S.à r.l., Garrett LX II S.à r.l., Garrett LX III S.à r.l., Garrett Borrowing LLC, and Garrett Motion Sàrl (f/k/a Honeywell Technologies Sàrl), the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent, consisting of:

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

The primary purpose for entering into the 2020 Amendment was to obtain covenant relief with respect to the total leverage ratio and interest coverage ratios under the Prepetition Credit Agreement as a result of the impact of the COVID-19 pandemic and the Company’s leveraged capital structure.

The 2020 Amendment qualified as a debt modification that did not result in an extinguishment or have a material impact on our Consolidated Financial Statements.

The commencement of the Chapter 11 Cases (as defined below) constituted an event of default that accelerated the Company’s obligations, as applicable, under the Prepetition Credit Agreement. The Prepetition Credit Agreement provides that as a result of the commencement of the Chapter 11 Cases, the principal, interest and all other amounts due thereunder shall be immediately due and payable. Any efforts to enforce the payment obligations under the Prepetition Credit Agreement are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Prepetition Credit Agreement are subject to the applicable provisions of the Bankruptcy Code.

Voluntary Filing Under Chapter 11

On September 20, 2020 (the “Petition Date”), the Company and certain of its subsidiaries (collectively, the “Debtors”) each filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under the caption “In re: Garrett Motion Inc., 20-12212.”  On September 22 and 24, 2020, the Bankruptcy Court entered orders granting interim approval of certain forms of relief requested by the Debtors, enabling the Debtors to conduct their business activities in the ordinary course, subject to the terms and conditions of such orders, including authorizing the Debtors to pay employee wages and benefits, to pay certain taxes and certain governmental fees and charges, to continue to operate the Debtors’ cash management system in the ordinary course, to maintain certain customer programs, and to pay the prepetition claims of certain of the Debtors’ vendors. On October 20 and 21, 2020, the Bankruptcy Court entered orders granting such relief on a final basis. For goods and services provided following the Petition Date, the Debtors continue to pay vendors under normal terms.

The Consolidated Financial Statements included herein have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852, Reorganizations. See Note 2, Reorganization and Chapter 11 Proceedings, for further details.

Delisting from NYSE

On September 20, 2020, the Company was notified by the New York Stock Exchange (the “NYSE”) that, as a result of the Chapter 11 Cases, and in accordance with Section 802.01D of the NYSE Listed Company Manual, that the NYSE had commenced proceedings to delist the Company’s common stock from the NYSE. The NYSE indefinitely suspended trading of the Company’s common stock on September 21, 2020. The Company determined not to appeal the NYSE’s determination. On October 8, 2020, the NYSE filed a Form 25-NSE with the Securities and Exchange Commission, which removed the Company’s common stock from listing and registration on the NYSE effective as of the opening of business on October 19, 2020. Trading of the Company’s common stock now occurs on the OTC Pink Market under the symbol “GTXMQ.” Any over-the-counter market quotations of the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Going Concern

The accompanying Consolidated and Combined Financial Statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Liabilities subject to compromise will be resolved in connection with the Chapter 11 Cases. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to successfully implement a plan of reorganization in the Chapter 11 Cases, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under the Bankruptcy Code, the Company may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in the accompanying Consolidated and Combined Financial Statements. Further, any plan of reorganization in the Chapter 11 Cases could materially change the amounts and classifications of assets and liabilities reported in the Consolidated and Combined Financial Statements. The accompanying Consolidated and Combined Financial Statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern or as a consequence of the Chapter 11 Cases. As a result of our financial condition, uncertainty related to the impacts of COVID-19, and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that we will be able to continue as a going concern.

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

Asbestos-related expenses, net of probable insurance recoveries, are presented within Other expense, net in the Consolidated and Combined Statement of Operations. Honeywell is subject to certain asbestos-related and environmental-related liabilities, primarily related to its legacy Bendix business. In conjunction with the Spin-Off, certain operations that were part of the Bendix business, along with the ownership of the Bendix trademark, as well as certain operations that were part of other legacy elements of the Business, were transferred to us. The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the indemnification and reimbursement agreement with Honeywell entered into on September 12, 2018 (the “Honeywell Indemnity Agreement”), under which Garrett ASASCO is required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Honeywell Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. We have accounted for the Honeywell liability consistent with the agreement up to the Petition Date and classified it as part of Liabilities Subject to Compromise.

Under the terms of the PSA and the Transaction, the Plan, if confirmed by the Bankruptcy Court, will include a global settlement with Honeywell providing for (a) the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Honeywell Indemnity Agreement, that certain Indemnification Guarantee Agreement, dated as of September 27, 2018 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time), by and among Honeywell ASASCO 2 Inc. as payee, Garrett ASASCO as payor, and certain subsidiary guarantors as defined therein (the “Guarantee Agreement,” and together with the Honeywell Indemnity Agreement, the “Indemnity Agreements”) and the Tax Matters Agreement and (b) the dismissal with prejudice of the Honeywell Litigation in exchange for (x) a $375 million cash payment at emergence from the Chapter 11 Cases (“Emergence”) and (y) the new Series B Preferred Stock issued by the Company payable in installments of $35 million in 2022, and $100 million annually 2023-2030 (the “Series B Preferred Stock”). The Company will have the option to prepay the Series B Preferred Stock in full at any time at a call price equivalent to $584 million as of Emergence (representing the present value of the installments at a 7.25% discount rate). The Company will also have the option to make a partial payment of the Series B Preferred Stock, reducing the present value to $400 million, at any time within 18 months of Emergence. In every case the duration of future liabilities to Honeywell will be reduced from 30 years prior to the Chapter 11 filing to a maximum of nine years.

The Debtors’ entry into and performance under the PSA and the terms of the PSA, the Transaction and the Plan remain subject to approval by the Bankruptcy Court. There can be no assurances that the Debtors will obtain the approval of the Bankruptcy Court and complete the Transaction.

For additional information, see Note 23, Commitments and Contingencies, of the Notes to the Consolidated and Combined Financial Statements.

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

The preparation of the financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on assumptions that it believes to be reasonable under the circumstances, including considerations for the impact from the outbreak of the COVID-19 pandemic on the Company's business due to various global macroeconomic, operational and supply chain risks as a result of COVID-19. Actual results could differ from the original estimates, requiring adjustments to these balances in future periods. Furthermore, while operating as “debtors-in-possession” under Chapter 11, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business and subject to restrictions of the debtor in possession (“DIP”) financing, for amounts other than those reflected in the accompanying unaudited Consolidated and Combined Financial Statements. Any such actions occurring during the Chapter 11 Cases, including through a plan of reorganization confirmed by the Bankruptcy Court could materially impact the amounts and classifications of assets and liabilities reported in the unaudited Consolidated and Combined Financial Statements.

Note 2. Reorganization and Chapter 11 Proceedings

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

The strategic review process lasted months and considered a wide variety of options, including strategic mergers and stand-alone recapitalizations, both out-of-court and with the assistance of Chapter 11. The result of the Company’s strategic review process was the decision to commence a pre-filing marketing process for a cash sale of the business in chapter 11, with the proceeds of the sale and any litigation recoveries related to the spin-off to be distributed to stakeholders. After the bidding process, the Company selected a winning bid of $2.1 billion from AMP Intermediate B.V. (the “Stalking Horse Bidder”) and AMP U.S. Holdings, LLC, each affiliate of KPS Capital Partners, LP, (“KPS”).

As described in greater detail below, the Stalking Horse Bidder and certain of the Debtors entered into a share and asset purchase agreement (the “Stalking Horse Purchase Agreement”) on the Petition Date. The Stalking Horse Purchase Agreement constituted a “stalking horse” bid that was subject to higher and better offers by third parties in accordance with the bidding procedures approved by the Bankruptcy Court in an order entered by the Bankruptcy Court after hearings on October 21, 2020 and October 23, 2020 (the “Bidding Procedures Order”). The Bidding Procedures Order permitted third parties to submit competing proposals for the purchase and/or reorganization of the Debtors and approved stalking horse protections for the Stalking Horse Bidder.

Following entry into the Stalking Horse Purchase Agreement, the Chapter 11 Cases were commenced on the Petition Date. The Debtors filed certain motions and applications intended to limit the disruption of the Chapter 11 Cases on their operations. Since the commencement of the Chapter 11 Cases, the Debtors have continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The Bankruptcy Court granted the first day relief the Debtors requested that was designed primarily to mitigate the impact of Chapter 11 Cases on our operations, customers and employees. As a result, we are able to conduct normal business activities and pay all associated obligations for the period following the Petition Date and we are also authorized to pay prepetition employee wages and benefits and certain vendors and suppliers in the ordinary course for goods and services provided prior to the Petition Date. During the pendency of the Chapter 11 Cases, all transactions outside of the ordinary course of business require the prior approval of Bankruptcy Court.

In accordance with the Bidding Procedures Order, the Debtors held an auction (the “Auction”) at which they solicited and received higher and better offers from KPS and from a consortium made up of Owl Creek Asset Management, L.P., Warlander Asset Management, L.P., Jefferies LLC, Bardin Hill Opportunistic Credit Master Fund LP, Marathon Asset Management L.P., and Cetus Capital VI, L.P., or affiliates thereof (collectively, the “OWJ Group”). In addition to the bids received at the Auction from KPS and the OWJ Group, the Debtors also received a transaction proposal in parallel to the Auction from Centerbridge Partners, L.P. (“Centerbridge”), Oaktree Capital Management, L.P. (“Oaktree”), Honeywell International Inc. and certain other investors and parties (collectively, the “CO Group”). The Auction was completed on January 8, 2021, at which point the Debtors filed with the Bankruptcy Court (i) an auction notice noting that a bid received from KPS was the successful bid at the Auction but that the Debtors were still considering the proposal from the CO Group, (ii) a Plan to implement the successful bid of KPS at the Auction and (iii) a related disclosure statement.

On January 11, 2021, the Debtors, having determined that the proposal from the CO Group was a higher and better proposal than the successful bid of KPS at the Auction, entered into a Plan Support Agreement with the CO Group (as amended, restated, supplemented or otherwise modified from time to time, the “PSA”) and announced their intention to pursue a restructuring transaction with the CO Group (the “Transaction”). As a result of the entry into the PSA, (i) the Debtors filed a supplemental auction notice with the Bankruptcy Court on January 11, 2021 describing the Debtors’ determination to proceed with the Transaction, (ii) the Debtors filed a revised Plan and related revised disclosure statement with the Bankruptcy Court on January 22, 2021 to implement the Transaction and (iii) the Stalking Horse Purchase Agreement became terminable, following which, on January 15, 2021, the Stalking Horse Bidder terminated the Stalking Horse Purchase Agreement and the Debtors subsequently paid a termination payment of $63 million and an expense reimbursement payment of $ 15.7 million to the Stalking Horse Bidder pursuant to the terms of the Stalking Horse Purchase Agreement and the Bidding Procedures Order.

In accordance with the terms of the PSA, on January 22, 2021, the Debtors’ entered into an Equity Backstop Commitment Agreement (the “EBCA”) with certain members of the CO Group (the “Equity Backstop Parties”), pursuant to which, among other things, the Company will conduct the rights offering contemplated by the PSA (the “Rights Offering”) and each Equity Backstop Party committed to (i) exercise its rights, as a stockholder of the Company, to purchase in the Rights Offering shares of the convertible Series A preferred stock of the Company to be offered in the Rights Offering (the “Series A Preferred Stock”) and (ii) purchase, on a pro rata basis (in accordance with percentages set forth in the EBCA), shares of Series A Preferred Stock which were offered but not subscribed for in the Rights Offering.

On February 15, 2021, the Debtors and the CO Group agreed with certain of the Consenting Lenders (as defined below) to amend and restate the PSA, among other things, so as to add certain of the Consenting Lenders as parties thereto supporting the Plan.

On January 24, 2021, representatives of the Equity Committee submitted a restructuring term sheet for a proposed plan of reorganization sponsored by Atlantic Park.  The Equity Committee subsequently filed with the Bankruptcy Court on February 5, 2021, a proposed plan of reorganization and related disclosure statement with respect to such transaction (as reflected in the proposed plan of reorganization filed with the Bankruptcy Court, the “Atlantic Park Proposal”). The transactions contemplated under the Atlantic Park Proposal have been proposed as an alternative to the transactions contemplated under the Plan. In connection with the Atlantic Park Proposal, the Equity Committee filed a motion with the Bankruptcy Court seeking to modify the Debtors’ exclusive periods to file and solicit votes on a Chapter 11 plan. The Equity Committee’s motion is scheduled to be heard by the Bankruptcy Court on February 16, 2021. The Company has significant concerns with the feasibility of the Atlantic Park Proposal and has concluded that at this time the transactions contemplated under the Atlantic Park Proposal are not reasonably likely to lead to a higher and better alternative plan of reorganization as compared to the Plan.

Plan Support Agreement and Equity Backstop Commitment Agreement

On the Petition Date, certain of the Debtors also entered into the Stalking Horse Purchase Agreement with the Stalking Horse Bidder, pursuant to which the Stalking Horse Bidder agreed to purchase, subject to the terms and conditions contained therein, substantially all of the assets of the Debtors. The Stalking Horse Purchase Agreement constituted a “stalking horse” bid that was subject to higher and better offers by third parties in accordance with the bidding procedures approved by the Bidding Procedures Order. The Bidding Procedures Order permitted third parties to submit competing proposals for the purchase and/or reorganization of the Debtors and approved stalking horse protections for the Stalking Horse Bidder.In accordance with the Bidding Procedures Order, the Debtors held an auction (the “Auction”) at which they solicited and received higher and better offers from KPS and from a consortium made up of Owl Creek Asset Management, L.P., Warlander Asset Management, L.P., Jefferies LLC, Bardin Hill Opportunistic Credit Master Fund LP, Marathon Asset Management L.P., and Cetus Capital VI, L.P., or affiliates thereof (collectively, the “OWJ Group”). In addition to the bids received at the Auction from KPS and the OWJ Group, the Debtors also received a transaction proposal in parallel from Centerbridge Partners, L.P., Oaktree Capital Management, L.P., Honeywell International Inc. and certain other investors and parties (collectively, the “CO Group”). The Auction was completed on January 8, 2021, at which point the Debtors filed with the Bankruptcy Court (i) an auction notice noting that a bid received from KPS was the successful bid at the Auction but that the Debtors were still considering the proposal from the CO Group, (ii) a plan of reorganization (as may be amended, restated, supplemented or otherwise modified from time to time, the “Plan”) and (iii) a related disclosure statement (as may be amended, restated, supplemented or otherwise modified from time to time, the “Disclosure Statement”).

On January 11, 2021, the Debtors, having determined that the proposal from the CO Group was a higher and better proposal than the successful bid of KPS at the Auction, entered into the PSA and announced their intention to pursue the Transaction. As a result of the entry into the PSA, (i) the Debtors filed a supplemental auction notice with the Bankruptcy Court on January 11, 2021 describing the Debtors’ determination to proceed with the Transaction, (ii) the Debtors filed a revised Plan and a related revised Disclosure Statement with the Bankruptcy Court on January 22, 2021 to implement the Transaction and (iii) the Stalking Horse Purchase Agreement became terminable, following which, on January 15, 2021, the Stalking Horse Bidder terminated the Stalking Horse Purchase Agreement and the Debtors subsequently paid a termination payment of $63 million and an expense reimbursement payment of $15.7 million to the Stalking Horse Bidder pursuant to the terms of the Stalking Horse Purchase Agreement and the Bidding Procedures Order. The subsequent payment was recorded in Reorganization items, net in the first quarter of 2021, due to the termination notice by KPS.

Under the PSA, the material terms of the Transaction include:

•	Committed direct equity investment in the form of Series A Preferred Stock of the reorganized Company by certain members of the CO Group in the amount of $1,050.8 million in the aggregate in cash;
•

A rights offering of the reorganized Company’s Series A Preferred Stock for a maximum aggregate value of $200 million to existing holders of the Company’s common stock, backstopped by certain members of the CO Group on a fully committed basis;

•

Holders of shares of the Company’s existing common stock may retain their shares or, at each stockholder’s election (unless such stockholder is a party to the PSA), receive cash at $6.25 per share in exchange for cancellation of their shares;

•	Re-listing of the reorganized Company’s common stock on a national securities exchange;
•	Payment in full of all customer, supplier, trade, vendor, employee, pension, regulatory, environmental and other liabilities of the Debtors and their worldwide subsidiaries; and
•

A final global settlement for substantially all claims by Honeywell International Inc. and its affiliates (including spin-off-related claims, but excluding claims arising under ordinary course business dealings);

•	Committed debt financing for the reorganized Debtors upon Emergence, estimated to be approximately $1,100 million at Emergence.

The PSA contains customary representations, warranties and covenants. The PSA is subject to certain termination events, subject to certain exceptions, including (a) the breach by any party of any of the representations, warranties, covenants, obligations or commitments set forth therein, where such breach would materially and adversely interfere with the Transaction and remains uncured; (b) the issuance by any governmental authority of an order that would have an adverse effect on a material provision of the PSA or a material portion of the Transaction or the Plan or a material adverse effect on the Debtors’ business; (c) an examiner, trustee or receiver is appointed in the Chapter 11 Cases; (d) conversion of one or more of the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code or dismissal of any of the Chapter 11 Cases; (e) if any of the restructuring documents after completion (i) contain terms, conditions, representations, warranties or covenants that are materially inconsistent with the terms of the PSA, (ii) are materially and adversely amended or modified with respect to the terminating party or (iii) are withdrawn without the consent of the applicable party; (f) if any party proposes, supports, assists, solicits or files a pleading seeking approval of any alternative transaction without the prior written consent of certain parties; (g) if, on or after April 19, 2021, the Plan is not filed with the Bankruptcy Court, subject to certain extensions; (h) if the effective date of the Plan has not occurred by June 30, 2021, subject to certain extensions; (i) if the Bankruptcy Court grants relief that is inconsistent with the PSA in any material respect or that would materially frustrate the purposes of the PSA; or (j) by the Debtors, if their boards of directors reasonably determine in good faith after receiving the advice of outside counsel that the Debtors’ continued performance under the PSAs would be inconsistent with the exercise of such boards’ fiduciary duties under applicable law.

In accordance with the terms of the PSA, on January 22, 2021, the Debtors’ entered into the EBCA with the Equity Backstop Parties, pursuant to which, among other things, the Company will conduct the Rights Offering and each Equity Backstop Party committed to (i) exercise its rights, as a stockholder of the Company, to purchase in the Rights Offering shares of the Series A Preferred Stock and (ii) purchase, on a pro rata basis (in accordance with percentages set forth in the EBCA), shares of Series A Preferred Stock which were offered but not subscribed for in the Rights Offering. The EBCA provides for the reimbursement by the Debtors of professional fees and expenses and filing fees incurred by the Equity Backstop Parties in connection with the Chapter 11 Cases in an aggregate amount that, together with and inclusive of amounts to be reimbursed pursuant to the PSA, do not exceed $25 million prior to Emergence. The EBCA further provides for indemnification by the Debtors of losses, claims, damages, liabilities, costs and expenses incurred by the Equity Backstop Parties in connection with the Transaction.

The EBCA contains customary representations, warranties and covenants. The EBCA is subject to certain termination events, including, without limitation, (a) by mutual agreement of the parties, (b) by the Company following an uncured breach of a representation, warranty or covenant in the EBCA by an Equity Backstop Party, or (c) by the Equity Backstop Parties constituting each of Centerbridge, Oaktree and a number of the other Equity Backstop Parties holding at least a majority of the rights to purchase Series A Preferred Stock pursuant to the PSA (excluding any such rights held by Centerbridge and Oaktree) following an uncured breach by the Debtors of a representation, warranty or covenant in the EBCA. The EBCA will automatically terminate if the Plan Support Agreement terminates with respect to the rights and obligations of the Debtors prior to the occurrence of the effective date of the Plan in accordance with its terms.

On February 15, 2021, the Debtors and the CO Group agreed with certain of the Consenting Lenders to amend and restate the PSA so as to, among other things, add certain of the Consenting Lenders as parties thereto supporting the

Plan. The PSA provides for the reimbursement by the Debtors of professional fees and expenses of the CO Group and certain of the Consenting Lenders, subject to an interim cap on certain expenses of $25 million prior to Emergence and with the balance to be paid at Emergence. As of February 15, 2021, the CO Group estimated that the aggregate amount of professional fees and expenses expected to be payable by the Debtors under the PSA (inclusive of any amounts payable prior to Emergence) was approximately $82 million.

The Debtors’ entry into and performance and obligations under the PSA and the ECBA are subject to approval by the Bankruptcy Court and other customary closing conditions. On February 9, 2021, the Equity Committee filed an objection to the Debtors’ motion seeking authority to enter into and perform under the PSA and the ECBA.  A hearing on the matter is scheduled to take place in the Bankruptcy Court on February 16, 2021. There can be no assurances that the Debtors will obtain the approval of the Bankruptcy Court and complete the Transaction.

Restructuring Support Agreement

On the Petition Date, the Debtors entered into a Restructuring Support Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “RSA”) with consenting lenders (the “Consenting Lenders”) holding, in the aggregate, approximately 61% of the aggregate outstanding principal amount of loans under the Prepetition Credit Agreement. Pursuant to the RSA, the Consenting Lenders and the Debtors agreed to the principal terms of a financial restructuring, which will be implemented through a plan of reorganization under the Bankruptcy Code and which could include the sale of all or substantially all of the assets of certain Debtors and of the stock of certain Debtors and other subsidiaries, as further described below. On January 6, 2021, the Debtors and Consenting Lenders holding no less than a majority of the aggregate outstanding principal amount of loans under the Prepetition Credit Agreement then held by all Consenting Lenders entered into Amendment No. 1 to the Restructuring Support Agreement (the “Amendment”), which, among other things, extended certain milestones contained in the RSA.

The RSA provides that the Consenting Lenders will support the Debtors’ restructuring efforts, including the approval of the Plan, as set forth in, and subject to the terms and conditions of, the RSA. In addition, the Consenting Lenders agreed to the Debtors’ entry into the DIP Term Loan Facility (as defined below) discussed below.

The RSA provides certain milestones for the Chapter 11 Cases. Failure of the Debtors to satisfy these milestones without a waiver or consensual amendment would provide the Requisite Consenting Lenders a termination right under the RSA. These milestones, as modified from time to time, include  (a) no later than February 22, 2021, (i) the hearing to approve the Disclosure Statement shall have occurred and (ii) the Bankruptcy Court shall have entered an order approving the Disclosure Statement on a final basis, which shall be in form and substance reasonably acceptable to the Requisite Consenting Lenders; (b) no later than April 7, 2021, a hearing shall have occurred for approval of the Plan, and within 2 Business Days thereafter, the Bankruptcy Court shall have entered the Confirmation Order on a final basis, which shall be in form and substance reasonably acceptable to the Requisite Consenting Lenders; and (c) no later than April 30, 2021, (i) the Transaction shall have closed and (ii) the Plan Effective Date shall have occurred.

Plan of Reorganization

Under the Bankruptcy Code, the Debtors had the exclusive right to file a plan of reorganization under Chapter 11 through and including 120 days after the Petition Date, and the Debtors currently have the exclusive right to solicit acceptances of such plan through and including 180 days after the Petition Date. This deadline may be extended with the approval of the Bankruptcy Court.

As described above, in connection with the Atlantic Park Proposal, the Equity Committee filed a motion with the Bankruptcy Court seeking to modify the Debtors’ exclusive periods to file and solicit votes on a Chapter 11 plan. The Equity Committee’s motion is scheduled to be heard by the Bankruptcy Court on February 16, 2021.

Under the absolute priority scheme established by the Bankruptcy Code, unless our creditors agree otherwise, all of our pre-petition liabilities and post-petition liabilities must be satisfied in full before the holders of our existing common stock can receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation and implementation of a plan or plans of reorganization. We can give no assurance that any recovery or distribution of any amount will be made to any of our creditors or shareholders. A confirmed plan of reorganization could result in any of the holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Moreover, a plan of reorganization can be confirmed, under the Bankruptcy Code, even if the holders of our common stock vote against the plan of reorganization and even if the plan of reorganization provides that the holders of our common stock receive no distribution on account of their equity interests.

As described above, the Debtors filed the Plan and Disclosure Statement on January 8, 2021, and filed a revised Plan and revised Disclosure Statement on January 22, 2021 to implement the Transaction. The Plan has not been confirmed by the Bankruptcy Court and may be supplemented or revised by the Debtors prior to the confirmation hearing to be held by the Bankruptcy Court. A hearing before the Bankruptcy Court to consider approval of the Disclosure Statement filed by the Debtors is scheduled for February 16, 2021. On February 9, 2021, the Equity Committee filed an objection to the approval of the Disclosure Statement, which will be considered at the February 16, 2021 hearing.

Chapter 11 Accounting

The Company has applied ASC 852 in preparing our Consolidated and Combined Financial Statements. ASC 852 requires the financial statements for periods subsequent to the Petition Date to distinguish transactions and events that are directly associated with the Company's reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses, and provisions for losses directly resulting from the reorganization and restructuring shall be reported separately as Reorganization items, net in the Consolidated Statements of Operations. In addition, the balance sheet distinguishes pre-petition liabilities subject to compromise from those pre-petition liabilities that are not subject to compromise and post-petition liabilities. Pre-petition liabilities that are not fully secured or those that have at least a possibility of not being repaid at the allowed claim amount have been classified as liabilities subject to compromise on the Consolidated Balance Sheet at December 31, 2020.

Under the Bankruptcy Code, the Debtors may assume and assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach subject, in the case of the rejection of unexpired leases of real property, to certain caps on damages. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtor’s estate for such damages. Generally, the assumption or assumption and assignment of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance thereunder. Accordingly, any description of an executory contract or unexpired lease with a Debtor in this annual report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with a Debtor is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.

Reorganization Items, Net

The Debtors have incurred and will continue to incur significant costs associated with the reorganization, including the write-off of original issue discount and deferred long-term debt fees on debt, a component of liabilities subject to compromise, costs of debtor-in-possession financing and legal and professional fees. The amount of these charges, which since the Petition Date are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as Reorganization items, net within the Company's Consolidated Statements of Operations for the twelve months ended December 31, 2020.

Reorganization items, net are comprised of the following for the twelve months ended December 31, 2020:

Twelve Months Ended December 31,
2020
Advisor fees	$55
DIP Financing fees	13
Write-off of pre-petition unamortized debt issuance costs	6
Other	(1)
Total reorganization items, net	$73

Debt during Chapter 11 Cases

See note 16, Long-term Debt and Credit Agreements for further discussion of the DIP facilities and the pre-petition long term debt.

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

The following table presents liabilities subject to compromise as reported in the Consolidated Balance Sheet at December 31, 2020:

December 31,
2020
Obligations payable to Honeywell (Note 23)	$1,482
Long-term debt (Note 16)	429
Accounts payable	82
Pension, compensation, benefit and other employee related	92
Uncertain tax positions and deferred taxes	69
Advanced discounts from suppliers	33
Lease liability (Note 17)	19
Freight Accrual	27
Product warranties and performance guarantees	16
Other	41
Total liabilities subject to compromise	$2,290

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

Potential Claims

On November 3, 2020, the Debtors filed with the Bankruptcy Court schedules and statements for Garrett Motion Holdings Inc., Garrett ASASCO Inc. and Garrett Motion Holdings II Inc. (collectively, the “Initial Reporting Debtors”), setting forth, among other things, the assets and liabilities of each of the Initial Reporting Debtors, subject to the assumptions filed in connection therewith. On December 18, 2020, the Debtors filed with the Bankruptcy Court schedules and statements for each of the remaining Debtors, setting forth, among other things, the assets and liabilities of each of the remaining Debtors, subject to the assumptions filed in connection therewith.  These schedules and statements are subject to further amendment or modification. As part of the Chapter 11 Cases, parties believing that they have claims or causes of action against the Debtors may file proofs of claim evidencing such claims. On November 4, 2020, the Bankruptcy Court entered an order requiring that certain holders of pre-petition claims that are not governmental units file proofs of claim with respect to claims against the Initial Reporting Debtors by the deadline for general claims against the Sellers, which was December 18, 2020 at 4:00pm Eastern Time.  On December 15, 2020, the Bankruptcy Court entered an order requiring that certain holders of pre-petition claims that are not governmental units file proofs of claim with respect to claims against the remaining Debtors by the deadline for general claims against the remaining Debtors, which is March 1, 2021 at 4:00pm Eastern Time. On December 17, 2020, the Bankruptcy Court entered an order requiring that holders of pre-petition claims arising from the purchase or sale of our common stock file proofs of claim with respect to such claims by March 1, 2021 at 4:00pm Eastern Time.

The Debtors' have received 1,326 proofs of claim as of February 8, 2021, for an amount of approximately $146 billion. Such amount includes duplicate claims across multiple debtor legal entities. As claims are filed against the Debtors, the claims will be reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. In addition, the Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In light of the substantial number of claims already filed, and expected to be filed, the claims resolution process may take considerable time to complete and may continue after the Debtors emerge from bankruptcy. As of February 10, 2021 the Company’s assessment of the validity of claims received has not been completed.

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

Condensed Combined Debtor Only Financial Information

The financial statements below represent the condensed combined financial statements of the Debtors as of and for the twelve months ended December 31, 2020. Any entities which are non-debtor entities, are not included in these condensed combined financial statements. Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the non-debtor entities have not been eliminated in the Debtors’ financial statements.

For the Twelve Months Ended December 31,
2020
Net sales	2,273
Cost of goods sold	1,863
Gross profit	$410
Selling, general and administrative expenses	252
Other expense, net	45
Interest expense	80
Non-operating (income) expense	(152)
Reorganization items, net	73
Income before taxes	$112
Tax expense	3
Net income	$109

December 31, 2020
(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$516
Restricted cash	30
Accounts, notes and other receivables – net	430
Accounts and other receivables from non-debtor affiliates	240
Inventories – net	166
Other current assets	91
Total current assets	1,473
Investments and long-term receivables	6
Investment in subsidiaries	883
Property, plant and equipment – net	319
Goodwill	193
Deferred income taxes	236
Other assets	93
Total assets	$3,203
LIABILITIES
Current liabilities:
Accounts payable	$497
Borrowings under revolving credit facility	370
Current maturities of long-term debt	—
Debtor-in-possession Term Loan	200
Obligations payable to Honeywell, current	—
Accrued liabilities	106
Total current liabilities	1,173
Long-term debt	1,082
Deferred income taxes	—
Obligations payable to Honeywell	—
Other liabilities	22
Total liabilities not subject to compromise	$2,277
Liabilities subject to compromise	—
External	2,290
With non-debtor affiliates	528
Total liabilities subject to compromise	$2,818
Total liabilities	$5,095
COMMITMENTS AND CONTINGENCIES (Note 23)
EQUITY (DEFICIT)
Total deficit attributable to the Debtors	(1,892)
Total liabilities and deficit	$3,203

For the Twelve Months Ended December 31,
2020
(Dollars in millions)
Cash Flows from operating activities:
Net cash used for operating activities	$15
Cash Flows from investing activities:
Expenditures for property, plant and equipment	(39)
Other	5
Net cash used for investing activities	$(34)
Cash Flows from financing activities:
Proceeds from debtor-in-possession financing	200
Proceeds from revolving credit facility	1,437
Payments of revolving credit facility	(1,088)
Payments of long-term debt	(2)
Debtor-in-possession financing fees	(13)
Other	—
Net cash provided by financing activities	534
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	30
Net increase in cash, cash equivalents and restricted cash	545
Cash and cash equivalents at beginning of period	1
Cash, cash equivalents and restricted cash at end of period	$546

Note 3. Summary of Significant Accounting Policies

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

Restricted Cash—Restricted cash primarily consists of bank deposits used to pledge as collateral in order to be able to issue bank notes as payment to certain suppliers in the Asia Pacific region (refer to Note 9. Factoring and Notes Receivable) as well as provide access to a traditional supplier payable program involving certain of our suppliers and a third-party financial institution.

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

Leases—For the periods beginning January 1, 2019, right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of a lease (the “commencement date”) based on the present value of lease payments over the lease term. We determine if an arrangement is a lease at inception. Operating leases are included in Other assets, Accrued liabilities, and Other liabilities in our Consolidated Balance Sheets. No finance leases have been recognized. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease where it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are expensed in the period in which they occur. We have lease agreements with lease and non-lease components, which are generally accounted for separately. For machinery and equipment, we account for the lease and non-lease components as a single lease component. We account for short-term leases by recognizing lease payments in net income on a straight-line basis over the lease term and will not recognize any ROU assets and lease liabilities on the Consolidated Balance Sheet. For the periods prior to January 1, 2019, we accounted for leases in accordance with ASC 840, Leases (“ASC 840”). Upon commencement of the Chapter 11 Cases, certain pre-petition leases have been reclassified into liabilities subject to compromise.

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

Warranties and Guarantees—Expected warranty costs for products sold are recognized based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, length of the warranty and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. For additional information, see Note 23, Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements.

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

Research and Development—Garrett conducts research and development (“R&D”) activities, which consist primarily of the development of new products and product applications. R&D costs are charged to expense as incurred. Such costs are included in Cost of goods sold of $111 million, $129 million and $128 million, for the years ended December 31, 2020, 2019 and 2018 respectively. Additionally, the Company incurs engineering-related expenses which are also included in Cost of goods sold of $13 million, $5 million and $10 million for the years ended December 31, 2020, 2019 and 2018.

Asbestos-Related Contingencies and Insurance Recoveries—Honeywell is subject to certain asbestos-related and environmental-related liabilities, primarily related to its legacy Bendix business. In conjunction with the Spin-Off, certain operations that were part of the Bendix business, along with the ownership of the Bendix trademark, as well as certain operations that were part of other legacy elements of the Business, were transferred to us.  The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the indemnification and reimbursement agreement with Honeywell entered into on September 12, 2018 (the “Honeywell Indemnity Agreement”), under which Garrett ASASCO is required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Honeywell Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.

Under the terms of the PSA and the Transaction, the Plan, if confirmed by the Bankruptcy Court, will include a global settlement with Honeywell providing for (a) the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Indemnity Agreements and the Tax Matters Agreement and (b) the dismissal with prejudice of the Honeywell Litigation in exchange for (x) a $375 million cash payment at Emergence and (y) the Series B Preferred Stock. The Company will have the option to prepay the Series B Preferred Stock in full at any time at a call price equivalent to $584 million as of Emergence (representing the present value of the installments at a 7.25% discount rate). The Company will also have the option to make a partial payment of the Series B Preferred Stock, reducing the present value to $400 million, at any time within 18 months of Emergence. In every case the duration of future liabilities to Honeywell will be reduced from 30 years prior to the Chapter 11 filing to a maximum of nine years.

The Debtors’ entry into and performance under the PSA and the terms of the PSA, the Transaction and the Plan remain subject to approval by the Bankruptcy Court. On February 9, 2021, the Equity Committee filed an objection to the Debtors’ motion seeking authority to enter into and perform under the PSA and the ECBA.  A hearing on the matter is scheduled to take place in the Bankruptcy Court on February 16, 2021. There can be no assurances that the Debtors will obtain the approval of the Bankruptcy Court and complete the Transaction.

For additional information, see Note 23, Commitments and Contingencies of Notes to Consolidated and Combined Financial Statements.

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

For periods prior to the Spin-Off, we sponsored a defined benefit pension plan covering certain employees in Ireland. Additionally, certain Garrett employees participated in defined benefit pension plans (the “Shared Plans”) sponsored by Honeywell which includes participants of other Honeywell subsidiaries and operations. We accounted for our participation in the Shared Plans as a multiemployer benefit plan. Accordingly, we did not record an asset or liability to recognize the funded status of the Shared Plans. The related pension expense was based on annual service cost of active Garrett participants and reported within Cost of goods sold in the Consolidated and Combined Statements of Operations. The pension expense specifically identified for the active Garrett participants in the Shared Plans for the year ended December 31, 2018 was $5 million.

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

Earnings per share—Basic earnings per share is based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. On October 1, 2018, the date of consummation of the Spin-Off, 74,070,852 shares of the Company’s Common Stock were distributed to Honeywell stockholders of record as of September 18, 2018 who held their shares through the Distribution Date. Basic and diluted EPS for all periods prior to the Spin-Off reflect the number of distributed shares, or 74,070,852 shares. For 2018, the distributed shares were treated as issued and outstanding from January 1, 2018 for purposes of calculating historical basic earnings per share. Basic and diluted weighted average of common shares outstanding for the years ended December 31, 2020, 2019 and 2018 were 75,543,461, 74,602,868 and 74,059,240 and 76,100,509, 75,934,373 and 74,402,148, respectively.

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

In connection with the filing of the Chapter 11 Cases on the Petition Date, the Consolidated and Combined Financial Statements included herein have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852, Reorganizations. See Note 2, Reorganization and Chapter 11 Proceedings, of the Consolidated and Combined Financial Statements for further details.

Liabilities Subject to Compromise—Liabilities subject to compromise include pre-petition liabilities that are unsecured, under-secured or where it cannot be determined that the liabilities are fully secured. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. If there is uncertainty about whether a secured claim is undersecured, or will be impaired under the plan of reorganization, the entire amount of the claim is included with prepetition claims in liabilities subject to compromise.

Reorganization Items, Net— Effective on September 20,2020, we began to apply the provisions of accounting Standards Codification (“ASC”) 852, Reorganizations, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. ASC 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items, net in the consolidated statements of operations beginning September 20, 2020.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which amends certain disclosure requirements related to fair value measures. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. Effective January 1, 2020, the Company adopted the new guidance. The adoption did not have an impact on our Consolidated Balance Sheets, Consolidated and Combined Statements of Operations and related Notes to the Consolidated and Combined Financial Statements.

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

In August 2018, the FASB issued ASU 2018-14, Compensation-Retirement Benefits Defined Benefit Plans – General (Subtopic 715-20), which amends certain disclosure requirements related to the defined benefit pension and other postretirement plans. The guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted. Adoption of the new guidance did not have a material impact on the Company’s disclosures.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. We are currently evaluating the impact of the guidance related to certain existing debt agreements on our Consolidated and Combined Financial Statements.

There are no other recently issued, but not yet adopted, accounting pronouncements which are expected to have a material impact on the Company’s Consolidated and Combined Financial Statements and related disclosures.

Note 4. Revenue Recognition and Contracts with Customers

The Company generates revenue through the sale of products to customers in the OEM and aftermarket channels. OEM and aftermarket contracts generally include scheduling agreements that stipulate the pricing and delivery terms that identify the quantity and timing of the product to be transferred.

Revenue recognition under ASC 606 is generally consistent with the previous standard, with the exception of how we account for payments made to customers in conjunction with future business. Historically these payments were recognized as a reduction of revenue at the time the payments were made. Under ASC 606, these payments result in deferred reductions to revenue that are subsequently recognized when the products are delivered to the customer. The Company evaluates the amounts capitalized each period end for recoverability and expenses any amounts that are no longer expected to be recovered over the term of the business arrangement. These payments are recorded in Other current assets and Other assets in our Consolidated Balance Sheets.

Disaggregated Revenue

For Net sales by region (determined based on country of shipment) and channel, refer to Note 26, Concentrations.

We recognize virtually all of our revenues arising from performance obligations at a point in time. Less than 1% of our revenue is satisfied over time.

Contract Balances

The timing of revenue recognition, billings and cash collections results in unbilled receivables (contract assets) and billed accounts receivable, reported in Accounts, notes and other receivables – net, and customer advances and deposits (contract liabilities), reported in Accrued Liabilities, on the Consolidated Balance Sheets. Contract assets arise when the timing of cash collected from customers differs from the timing of revenue recognition. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized once invoiced in accordance with the terms of the contract. Contract liabilities are recorded in scenarios where we enter into arrangements where customers are contractually obligated to remit cash payments in advance of us satisfying performance obligations and recognizing revenue. Contract liabilities are generally derecognized when revenue is recognized.

These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.

The following table summarizes our contract assets and liabilities balances:

2020
Contract assets—January 1	$6
Contract assets—December 31	61
Change in contract assets—Increase/(Decrease)	55
Contract liabilities—January 1	$(3)
Contract liabilities—December 31	(2)
Change in contract liabilities—(Increase)/Decrease	$1

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

Note 5. Other Expense, Net

	Years Ended December 31,
	2020	2019	2018
Indemnification related — post Spin-Off	$41	$28	$(16)
Indemnification related — litigation	$3	$11	$—
Asbestos related, net of probable insurance recoveries	—	—	131
Environmental remediation, non-active sites	1	—	5
Factoring and notes receivables discount fees	1	1	—
	$46	$40	$120

Note 6. Non-Operating (Income) Expense

	Years Ended December 31,
	2020	2019	2018
Equity income of affiliated companies	$(5)	$(6)	$(5)
Interest income	(3)	(7)	(7)
Pension (income) expense — non service	5	8	2
Foreign exchange	(35)	13	6
Others, net	—	—	(4)
	$(38)	$8	$(8)

Note 7. Income Taxes

The sources of income (loss) from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the U.S., are as follows:

	Years Ended December 31,
Income before taxes	2020	2019	2018
Domestic entities	$(87)	$(54)	$(99)
Entities outside the U.S.	206	400	495
	$119	$346	$396

Tax expense (benefit)

Tax expense (benefit) consists of:

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$3	$9	$7
State	1	1	1
Foreign	69	64	113
	$73	$74	$121
Deferred:
Federal	—	2	(8)
State	—	—	—
Foreign	(34)	(43)	(923)
	$(34)	$(41)	$(931)
	$39	$33	$(810)

The U.S. federal statutory income tax rate is reconciled to our effective income tax rate as follows:

	Years Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Taxes on non-U.S. earnings different from U.S. tax	(6.5)%	(2.3)%	(7.7)%
Reserves for tax contingencies	15.9%	2.5%	4.1%
Non-deductible and permanent items	7.1%	1.7%	6.0%
Withholding and other taxes on foreign earnings	(14.7)%	4.4%	(231.6)%
Tax law changes	—	(17.3)%	—
Changes in valuation allowance	10.5%	0.5%	5.3%
All other items	(0.5)%	(1.0)%	(1.6)%
	32.8%	9.5%	-204.5%

The effective tax rate increased by 23.3 percentage points in 2020 compared to 2019. The increase was primarily attributable to the absence of tax benefits related to the remeasurement of deferred tax assets and liabilities for tax law changes enacted during 2019, higher tax expense because of nondeductible costs incurred in connection with the Chapter 11 Cases, the resolution of tax audits and an increase in losses for jurisdictions where we do not expect to generate future tax benefits from such losses.  The increase in the effective tax rate was also impacted by overall lower earnings compared to 2019 because of the adverse impacts of COVID-19, partially offset by tax benefits from lower withholding taxes on non-US earnings.

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

Deferred tax assets (liabilities)

The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Intangibles and fixed assets	$202	$205
Pension	18	12
Accruals and reserves	32	30
Net operating losses and other tax attribute carryforwards	35	27
Outside basis differences	11	17
Other	29	23
Total Deferred tax assets	327	314
Valuation allowance	(34)	(27)
Net deferred tax assets	$293	$287
Deferred tax liabilities:
Outside basis differences	$(30)	$(49)
Other	(15)	(21)
Total deferred tax liabilities	(45)	(70)
Net deferred tax asset	$248	$217

As of December 31, 2020, the Company had gross net operating loss carryforwards of approximately $132 million with the majority in the below jurisdictions.

	Expiration	Net Operating
	Period	Loss
	Jurisdiction	Carryforwards
Brazil	Indefinite	$53
Luxembourg	2037	36
Switzerland	2027	30
		$119

We maintain a valuation allowance of $34 million against a portion of the non-U.S. total deferred tax assets. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through an increase to tax expense in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a reduction to tax expense in the period that such determination is made. Our balance sheets present a deferred tax asset of $275 million and a deferred tax liability of $27 million after taking into account jurisdictional netting. As of December 31, 2020, $25 million of the deferred tax liability balance were reclassified to Liabilities subject to compromise. For more information, refer to Note 2, Reorganization and Chapter 11 Proceedings.

The Company does not intend to permanently reinvest the undistributed earnings of its foreign subsidiaries and has recorded a deferred tax liability mainly consisting of withholding taxes of approximately $13 million as of December 31, 2020.

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	2020	2019	2018
Change in unrecognized tax benefits:
Balance at beginning of year	$54	$48	$100
Gross increases related to current period tax positions	8	8	19
Gross increases related to prior periods tax positions	6	—	9
Gross decreases related to prior periods tax positions	—	—	(8)
Decrease related to resolutions of audits with tax authorities	(7)	—	—
Expiration of the statute of limitations for the assessment of taxes	(2)	(2)	—
Potential Indemnifications to Honeywell for US and foreign taxes as contractually obligated in connection with Tax Matters Agreement	—	—	(71)
Foreign currency translation	1	—	(1)
Balance at end of year	$60	$54	$48

As of December 31, 2020, 2019, and 2018 there were $60 million, $54 million, and $48 million, respectively, of unrecognized tax benefits that, if recognized, would be recorded as a component of Tax expense.

Estimated interest and penalties related to uncertain tax benefits are classified as a component of tax expense in the Consolidated and Combined Statements of Operations and totaled $5 million of expense, $3 million of expense and $2 million of income for the years ended December 31, 2020, 2019, and 2018, respectively. Accrued interest and penalties were $29 million, $26 million, and $23 million, as of December 31, 2020, 2019, and 2018, respectively.

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

Note 8. Accounts, Notes and Other Receivables—Net

	December 31, 2020	December 31, 2019
Trade receivables	$625	$574
Notes receivables	152	68
Other receivables	77	69
	$854	$711
Less—Allowance for expected credit losses	(13)	(4)
	$841	$707

Trade receivables include $61 million and $4 million of unbilled balances as of December 31, 2020 and 2019, respectively.

Note 9. Factoring and Notes Receivables

The Company entered into arrangements with financial institutions to sell eligible trade receivables. For the years ended December 31, 2020 and December 31, 2019, the Company sold $473 million and $27 million of eligible receivables, respectively, without recourse, and accounted for these arrangements as a true sale.

The Company also received guaranteed bank notes without recourse, in settlement of accounts receivables, primarily in the Asia Pacific region. The Company can hold the bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash. For the years ended December 31, 2020 and December 31, 2019, the Company sold $160 million and $105 million of bank notes, respectively, without recourse, and accounted for these as true sales. As of December 31, 2020, the Company has pledged as collateral $18 million of guaranteed bank notes which have not been sold in order to be able to issue bank notes as payment to certain suppliers. Such pledged amounts are included as Notes receivables in Accounts, notes and other receivables – Net (Note 8).

Note 10. Inventories—Net

	December 31, 2020	December 31, 2019
Raw materials	$160	$142
Work in process	19	18
Finished products	97	85
	$276	$245
Less—Reserves	(41)	(25)
	$235	$220

Note 11. Other Current assets

	December 31,
	2020	2019
Prepaid expenses	$62	$12
Taxes receivable	22	46
Advanced discounts to customers, current	10	10
Customer reimbursable engineering	13	12
Other	3	5
	$110	$85

Note 12. Other Assets

	December 31,
	2020	2019
Advanced discounts to customers, non-current	$70	$62
Operating right-of-use assets (Note 17)	36	35
Undesignated cross-currency swap at fair value	—	—
Other	29	11
	$135	$108

Note 13. Property, Plant and Equipment—Net

	December 31,
	2020	2019
Machinery and equipment	$711	$639
Tooling	390	324
Buildings and improvements	153	141
Construction in progress	86	100
Software	68	57
Land and improvements	17	16
Others	26	24
	1,451	1,301
Less—Accumulated depreciation and amortization	(946)	(830)
	$505	$471

Depreciation and amortization expense was $86 million, $73 million and $72 million in 2020, 2019 and 2018, respectively.

Note 14. Goodwill

The change in the carrying amount of goodwill for the years ended December 31, 2020 and 2019 is as follows:

	December 31, 2019	Currency Translation Adjustment	December 31, 2020
Goodwill	$193	—	$193

Note 15. Accrued Liabilities

Due to the Chapter 11 filing, Accrued Liabilities that existed as of December 31, 2020 and were deemed pre-petition, unsecured were reclassified as Liabilities subject to compromise, refer to Note 2, Reorganization and Chapter 11 Proceedings.

	December 31, 2020	December 31, 2019
Customer pricing reserve	$82	$90
Compensation, benefit and other employee related	62	64
Repositioning	7	4
Product warranties and performance guarantees	14	29
Taxes	37	33
Advanced discounts from suppliers, current	5	19
Customer advances and deferred income	8	12
Accrued interest	—	5
Short-term lease liability (Note 17)	5	8
Other (primarily operating expenses)	28	46
	$248	$310

The Company accrued repositioning costs related to projects to optimize our product costs and to right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold in our Consolidated and Combined Statement of Operations.

	Severance Costs	Exit Costs	Total
Balance at December 31, 2018	13	2	15
Charges	2	—	2
Usage—cash	(8)	(2)	(10)
Adjustments	(3)	1	(2)
Foreign currency translation	(1)	—	(1)
Balance at December 31, 2019	$3	$1	$4
Charges	10	—	10
Usage—cash	(7)	—	(7)
Adjustments	1	(1)	—
Foreign currency translation	—	—	—
Balance at December 31, 2020	$7	$—	$7

Note 16. Long-term Debt and Credit Agreements

DIP Credit Agreement

On October 6, 2020, the Bankruptcy Court entered an order granting interim approval of the Debtors’ entry into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), with the lenders party thereto (as amended, restated, supplemented or otherwise modified from time to time, the “DIP Lenders”) and Citibank N.A. as administrative agent (the “DIP Agent”). On October 9, 2020 (the “Closing Date”), the Company, the DIP Agent and the DIP Lenders entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a senior secured, super-priority term loan (the “DIP Term Loan Facility”) with a maximum principal amount of $200 million, $100 million of which was funded on the Closing Date and $100 million of which was subsequently funded on October 22, 2020 (the “Delayed Draw Borrowing Date”), following entry of the Bankruptcy Court’s final order approving the DIP Term Loan Facility on October 21, 2020. The proceeds of the DIP Term Loan Facility are to be used by the Debtors to (a) pay certain costs, premiums, fees and expenses related to the Chapter 11 Cases, (b) make payments pursuant to any interim or final order entered by the Bankruptcy Court pursuant to any “first day” motions permitting the payment by the Debtors of any prepetition amounts then due and owing; (c) make certain adequate protection payments in accordance with the DIP Credit Agreement and (d) fund working capital needs of the Debtors and their subsidiaries to the extent permitted by the DIP Credit Agreement.

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

The outstanding principal amount under the DIP Term Loan Facility will bear interest at a rate equal to (x) prior to March 31, 2021, LIBOR (subject to a 1.00% LIBOR floor) plus 4.50% per annum and (y) following March 31, 2021, if the Scheduled Maturity Date has been extended at such time, LIBOR (subject to a 1.00% LIBOR floor) plus 5.50% per annum, in each case, payable every 30 days in arrears. On the Closing Date, the Company paid 1.00% in commitment fees on the total commitment plus 2.00% in fees in the form of original issue discount on the initial $100 million borrowing. On the Delayed Draw Borrowing Date, date the Company paid 2.00% in fees in the form of original issue discount on the $100 million delayed draw loan. Upon an event of default, all outstanding amounts under the DIP Credit Agreement will bear interest at a rate equal to the applicable interest rate plus an additional 2.00% per annum and be payable on demand.

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

The principal amounts outstanding on Debtor-in-possession financing are as follows:

December 31, 2020
Debtor-in-possession financing	$200

Pre-petition Long-Term Debt during the Chapter 11 Cases

We are party to the Prepetition Credit Agreement, consisting of: a seven-year term B loan facility, consisting of a tranche denominated in Euro of €375 million and a tranche denominated in U.S. Dollars of $425 million (the “Term B Facility”); a five-year term A loan facility in an aggregate principal amount of €330 million (the “Term A Facility” and, together with the Term B Facility, the “Term Loan Facilities”); and a five-year revolving credit facility in an aggregate principal amount of €430 million (the “Revolving Facility” and, together with the Term Loan Facilities, the “Senior Secured Credit Facilities”). The Prepetition Credit Agreement was amended on June 12, 2020 (the “2020 Amendment”).

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

As a result of the Chapter 11 Cases, and in order to adjust the carrying amount of the debt to the expected allowed claim amount in accordance with ASC 852, the Company expensed $6 million of deferred issuance costs related to the pre-petition Senior Notes which are not fully secured.  These costs were recorded to Reorganization items, net, in the Consolidated and Combined Statement of Operations for the year ended December 31, 2020. Refer to Note 2, Reorganization and Chapter 11 Proceedings for further discussion.

Debt issuance costs associated with the Revolving Credit Facility were capitalized in Other assets and are amortized to interest expense over the debt term. Approximately, $6 million of debt issuance costs were paid in connection with the Revolving Credit Facility.

The principal amounts outstanding on our Senior Secured Credit Facilities and the Senior Notes as of December 31, 2020 and December 31, 2019 are as follows:

	December 31,	December 31,
	2020	2019
	(Dollars in millions)
Senior Secured Credit Facilities (1):
Term Loans	1,082	1,026
Borrowings under revolving credit facility	370	—
Total consolidated Secured Debt	$1,452	$1,026
Long-term debt, net subject to compromise (2):
Senior Notes	429	387
Total debt, prior to reclassification to Liabilities subject to compromise	$1,881	$1,413
Less: current portion	—	(4)
Less: Amounts reclassified to Liabilities subject to compromise	(429)	—
Total long-term debt	$1,452	$1,409

(1)	The Term A Facility, Term B Facility and Revolving Facility are fully secured. These continue to be accounted for under ASC 470.
(2)

The Senior Notes are not fully secured and have been reclassified to Liabilities subject to compromise in the Company's Consolidated Balance Sheet as of December 31, 2020. As of the Petition Date, the Company ceased accruing related interest expense and amortization of debt issuance costs.

The commencement of the Chapter 11 Cases constituted an event of default that accelerated the Company’s obligations and terminated undrawn commitments, as applicable, under the Prepetition Credit Agreement. The Prepetition Credit Agreement provides that as a result of the commencement of the Chapter 11 Cases, the principal, interest and all other amounts due thereunder shall be immediately due and payable. Any efforts to enforce the payment obligations under the Prepetition Credit Agreement are automatically stayed as a result of the Chapter 11 Cases, and the creditors’ rights of enforcement in respect of the Prepetition Credit Agreement are subject to the applicable provisions of the Bankruptcy Code.

During the Chapter 11 Cases and pursuant to an order of the Bankruptcy Court, we make monthly payments of adequate protection at the contractual non-default rate of interest on loans and certain other obligations under our Senior Secured Credit Facilities.

Following commencement of the Chapter 11 Cases, the contractual non-default rate of interest that is applicable under Senior Secured Credit Facilities is either (a) in the case of dollar denominated borrowings, base rate determined by reference to the highest of (1) the rate of interest last quoted by The Wall Street Journal as the “prime rate” in the United States, (2) the greater of the federal funds effective rate and the overnight bank funding rate, plus 0.5% and (3) the one month adjusted LIBOR rate, plus 1% per annum (“ABR”), (b) in the case of borrowings denominated in certain permitted foreign currencies other than dollars or euros, an adjusted LIBOR rate (“LIBOR”) (which shall not be less than zero), or (c) in the case of borrowings denominated in euros, an adjusted EURIBOR rate (“EURIBOR”) (which shall not be less than zero), in each case, plus an applicable margin. Pursuant to the 2020 Amendment, (i) the margin applicable to loans under the Term B Facility increased by 75 basis points through the maturity date and (ii) the margin applicable to loans under the Revolving Facility and Term A Facility increased by 25 basis points until the Company delivers consolidated financial statements as of and for its first fiscal quarter ending on or after the last day of the Relief Period (as defined in the 2020 Amendment). Pursuant to the 2020 Amendment, the margin applicable to loans under our Senior Secured Credit Facilities increased by 25 basis points on September 4, 2020 following a downgrade in our corporate credit rating by S&P Global ratings.

The applicable margin for the U.S. Dollar tranche of the Term B Facility is currently 2.50% per annum (for ABR loans) while that for the euro tranche of the Term B Facility is currently 3.75% per annum (for EURIBOR loans). The applicable margin for each of the Term A Facility and the Revolving Facility varies based on our leverage ratio which is increased by 25 basis points until the Company delivers consolidated financial statements as of and for its first fiscal quarter ending on or after the last day of the Relief Period. Accordingly, the interest rates for the Senior Secured Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR, EURIBOR or future changes in our corporate rating or leverage ratio.

Contractual Maturities

In connection with our Chapter 11 cases, all pre-petition debt amounts have been stayed and separately stated as part of Liabilities subject to compromise. Their resolution will be based upon the requirements in the Plan of Reorganization. Given the uncertainties related to the resolution of the Chapter 11 cases, all pre-petition debt has been included at their contractual maturities.

December 31, 2020
2021	$4
2022	70
2023	247
2024	4
2025	777
Thereafter	431
$1,533
Less: current portion	—
$1,533

Note 17. Leases

We have operating leases that primarily consist of real estate, machinery and equipment. Our leases have remaining lease terms of up to 10 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.

The components of lease expense are as follows:

	Years Ended December 31,
	2020	2019
Operating lease cost	$15	$14

Rent expense under ASC 840 was $14 million in 2018.

Supplemental cash flow information related to operating leases is as follows:

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$13	$12
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7	$12

Supplemental balance sheet information related to operating leases is as follows:

	Years Ended December 31,
	2020	2019
Other assets	$36	$35
Accrued liabilities	5	8
Other liabilities	15	28
Liabilities subject to compromise	19	—

	Years Ended December 31,
	2020	2019
Weighted-average lease term (in years)	5.14	6.30
Weighted-average discount rate	6.16	6.36

Maturities of operating lease liabilities were as follows:

Year Ended December 31, 2020
2021	$12
2022	10
2023	7
2024	5
2025	4
Thereafter	8
Total lease payments	46
Less imputed interest	(7)
$39

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

At December 31, 2020 and December 31, 2019, we had contracts with aggregate gross notional amounts of $19 million and $1,820 million, respectively, to limit interest rate risk and to exchange foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar and Korean Won.

As a result of the Chapter 11 Cases, the Company has been limited in its ability to enter into hedging transactions. The Company has obtained Bankruptcy Court authorization for continuing hedging activities in the ordinary course of business, however, counterparties have either been unwilling to enter into hedging transactions with the Company during the Chapter 11 Cases or have required the Company to fully cash collateralize its obligations under the relevant hedging instrument, which has effectively reduced the Company’s ability to hedge foreign currency exposures beyond those relating to trade payables and receivables.

Fair Value of Financial Instruments—The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and December 31, 2019:

			Fair Value
	Notional Amounts		Assets			Liabilities
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019		December 31, 2020	December 31, 2019
Designated forward currency exchange contracts	—	$392	—	$5	(a)	—	$1	(b)
Undesignated instruments:
Undesignated cross-currency swap	—	420	—	—	(c)	—	1
Undesignated interest rate swap	—	561	—	—		—	1	(d)
Undesignated forward currency exchange contracts	19	447	—	2	(a)	—	3	(b)
Total undesignated instruments	19	1,428	—	2		—	5
Total designated and undesignated instruments	$19	$1,820	$—	$7		$—	$6

(a)	Recorded within Other current assets in the Company’s Consolidated Balance Sheets
(b)	Recorded within Accrued liabilities in the Company’s Consolidated Balance Sheets
(c)	Recorded within Other assets in the Company’s Consolidated Balance Sheets
(d)	Recorded within Other liabilities in the Company´s Consolidated Balance Sheets

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

On September 27, 2018, the Company entered into a floating-floating cross-currency swap contract to hedge the foreign currency exposure from foreign currency-denominated debt which will mature on September 27, 2025. The gain or loss on this derivative instrument is recognized in earnings and included in Non-operating (income). For the year ended December 31, 2020, losses recorded in Non-operating expense (income), under the cross-currency swap contract were $20 million.  For the year ended December 31, 2019, gains recorded in Non-operating expense (income), under the cross-currency swap contract were $1 million.

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

Following our voluntary filing for Chapter 11 protection, and as noted in the table above, the majority of our foreign exchange, interest rate swap, and cross-currency swap contracts were terminated at or prior to September 30, 2020. All outstanding amounts as of December 31, 2020 are classified as Other Liabilities and are fully secured and payable upon Emergence. Any valuation difference from our Petition Date to the termination date will be reflected in Reorganization items, net. See Note 2, Reorganization and Chapter 11 Proceedings, for additional information.

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

The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2020
	Carrying Value	Fair Value
Liabilities not subject to compromise:
Terms Loans A and B	$1,082	$1,083
DIP Financing	$200	$200
Liabilities subject to compromise:
Senior Notes	$429	$429

The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered Level 2.

Note 19. Other Liabilities

Due to the Chapter 11 filing, Other Liabilities that existed as of December 31, 2020 and were deemed pre-petition, unsecured were reclassified as Liabilities subject to compromise, refer to Note 2, Reorganization and Chapter 11 Proceedings.

	Years Ended December 31,
	2020	2019
Pension and other employee related	$14	$94
Advanced discounts from suppliers	11	46
Income taxes	45	79
Long-term lease liability (Note 17)	15	28
Undesignated cross-currency and interest rate swaps (Note 18)	22	2
Other	7	25
	$114	$274

Note 20. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) are provided in the tables below:

	Pre-Tax	Tax	After-Tax
Year Ended December 31, 2018
Foreign exchange translation adjustment	$(198)	$—	$(198)
Pension adjustments	(2)	—	(2)
Changes in fair value of effective cash flow hedges	37	(2)	35
	$(163)	$(2)	$(165)
Year Ended December 31, 2019
Foreign exchange translation adjustment	$59	$8	$67
Pension adjustments	(18)	4	(14)
Changes in fair value of effective cash flow hedges	2	2	4
	$43	$14	$57
Year Ended December 31, 2020
Foreign exchange translation adjustment	$(212)	$(22)	$(234)
Pension adjustments	(17)	(1)	(18)
Changes in fair value of effective cash flow hedges	(8)	1	(7)
	$(237)	$(22)	$(259)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

				Total
	Foreign	Changes in Fair		Accumulated
	Exchange	Value of		Other
	Translation	Effective Cash	Pension	Comprehensive
	Adjustment	Flow Hedges	Adjustments	Income (Loss)
Balance at December 31, 2018	$86	$0	$(13)	$73
Other comprehensive income (loss) before reclassifications	67	27	(27)	67
Amounts reclassified from accumulated other comprehensive income	—	(23)	13	(10)
Net current period other comprehensive income (loss)	67	4	(14)	57
Balance at December 31, 2019	$153	$4	$(27)	$130
Other comprehensive income (loss) before reclassifications	(234)	(3)	(29)	(266)
Amounts reclassified from accumulated other comprehensive income	—	(4)	11	7
Net current period other comprehensive income (loss)	(234)	(7)	(18)	(259)
Balance at December 31, 2020	$(81)	$(3)	$(45)	$(129)

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Year ended December 31, 2020
Affected Line in the Consolidated and Combined Statement of Operations
			Selling,
		Cost of	General and
	Net	Goods	Administrative	Non-Operating (Income)
	Sales	Sold	Expenses	Expense	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$—	$—	$13	$13
Losses (gains) on cash flow hedges	—	(4)	—	—	(4)
Tax expense (benefit)	—	—	—	—	(2)
Total reclassifications for the period, net of tax					$7

Year ended December 31, 2019
Affected Line in the Consolidated and Combined Statement of Operations
			Selling,
		Cost of	General and
	Net	Goods	Administrative	Non-Operating (Income)
	Sales	Sold	Expenses	Expense	Total
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$—	$—	$13	$13
Losses (gains) on cash flow hedges	—	(25)	—	—	(25)
Tax expense (benefit)					2
Total reclassifications for the period, net of tax					$(10)

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

As of December 31, 2020, there were 5,641,452 and 344,860 shares of our common stock available for future issuance under the Stock Incentive Plan and Director Equity Plan, respectively.

Restricted Stock Units —Restricted stock unit (“RSU”) awards are issued to certain key employees and directors at fair market value at the date of grant. RSUs typically vest over a period of three or four years, and when vested, each unit entitles the holder to one share of our common stock.

The following table summarizes information about RSU activity related to our Stock Incentive Plan and Director Equity Plan for each of the periods presented:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2018	3,369,622	$10.12
Granted	629,037	15.36
Vested	(967,518)	5.26
Forfeited	(236,501)	14.47
Non-vested at December 31, 2019	2,794,640	$12.62
Granted	878,904	6.70
Vested	(1,185,121)	7.83
Forfeited	(949,454)	8.11
Non-vested at December 31, 2020	1,538,969	13.11

As of December 31, 2020, there was approximately $9 million of total unrecognized compensation cost related to unvested RSUs granted under our Stock Incentive Plan, which is expected to be recognized over a weighted-average period of 1.5 years.

The following table summarizes the impact to the Consolidated and Combined Statement of Operations from RSUs:

	Years Ended December 31,
	2020	2019	2018
Compensation expense	$9	$15	$5
Future income tax benefit recognized	3	—	1

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

The following table summarizes the impact to the Consolidated and Combined Statement of Operations from stock options.  There were no stock options granted prior to 2019.

	Years Ended December 31,
	2020	2019
Compensation expense	$1	$1
Future income tax benefit recognized	—	—

The fair value related to stock options granted was determined using Black-Scholes option pricing model and the weighted average assumptions are shown in the table below:

Key Black-Scholes Assumptions	Year Ended December 31, 2020
Risk-free interest rate	2.6%
Expected term (years)	6.25
Volatility	42.08%
Dividend yield	0.0%
Fair value per stock option	7.28

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

The following table summarizes information about stock option activity related to the Stock Incentive Plan for each of the periods presented:

	Number of Stock Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	—	$—	—	—
Granted	483,408	16.17
Exercised	—	—
Forfeited	(34,375)	16.17
Expired	—	—
Outstanding as of December 31, 2019	449,033	16.17	9.26	—
Granted	—	—
Exercised	—	—
Forfeited	(37,482)	16.17
Expired	(8,034)	16.17
Outstanding as of December 31, 2020	403,517	16.17	8.26	—
Exercisable as of December 31, 2020	102,420	—	—	—

There were no stock options granted in 2020.  No options were exercised during the year ended December 31, 2020.  As of December 31, 2020, there was no intrinsic value for the outstanding and exercisable shares under options.

As of December 31, 2020, there was $2 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted average period of approximately 2.2 years.

Performance Stock Units — The Company has issued PSUs under its 2019 and 2020 long term incentive plans which, upon vesting, entitles the holder to shares of our common stock. The actual number of shares an employee receives for each PSU depends on the Company’s performance against various measures. For the 2019 plan, the performance measures are related to organic revenue growth, adjusted EBITDA and leveraged cash flows, weighted 20%, 40%, and 40%, respectively, over a three-year performance period from January 1, 2019 through December 31, 2021.  For the 2020 plan, the performance measures are related to relative organic revenue growth, adjusted free cash flow conversion, and relative total shareholder return (“TSR”), weighted 30%, 30%, and 40%, respectively, over a three-year performance period from January 1, 2020 through December 31, 2022. In addition, for certain key employees, the PSUs granted under the 2020 plan were subject to an absolute TSR modifier. Each grantee is granted a target level of PSUs and may earn between 0% and 200% (250% for employees whose PSUs were subject to an absolute TSR modifier) of the target level depending on the Company’s performance against the financial goals. The PSUs granted under the 2020 plan were forfeited as a condition to the receipt of the continuity awards, as explained below.

The following table summarizes information about PSU activity related to the Stock Incentive Plan for each of the periods presented:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2018	—	$—
Granted	379,090	16.17
Vested	—	—
Forfeited	(47,769)	16.17
Non-vested at December 31, 2019	331,321	$16.17
Granted	1,021,069	8.36
Vested	—	—
Forfeited	(1,038,279)	8.48
Non-vested at December 31, 2020	314,111	16.17

The fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date. The number of underlying shares to be issued will be based on actual performance achievement over the performance period. The per unit weighted average fair value at the date of grant for PSUs granted during the year ended December 31, 2020 was $8.36. The fair value of each PSU grant is amortized monthly into compensation expense on a graded vesting (accelerated) basis over a vesting period of 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award and is adjusted as required for the performance-based condition. The Company estimates forfeitures at time of issuance, which results in a reduction in compensation expense. As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The Company currently does not pay dividends.

As of December 31, 2020, there was approximately $1 million of total unrecognized compensation cost related to non-vested PSUs granted under the Stock Incentive Plan which is expected to be recognized over a weighted-average period of 1 year.

The following table summarizes the impact to the Consolidated and Combined Statement of Operations from PSUs. There were no PSUs granted prior to 2019.

	Years Ended December 31,
	2020	2019
Compensation expense	$—	$2
Future income tax benefit recognized	—	—

Continuity Awards— In June 2020, in response to the unprecedented and ongoing market uncertainty resulting from the COVID-19 pandemic and in connection with the Board’s evaluation of strategic alternatives for the Company, the Compensation Committee approved one-time cash continuity awards (“Continuity Awards”) to ensure retention of key individuals in exchange for the forfeiture of RSUs and PSUs granted in February 2020. The Continuity Awards total $11 million, with $9 million paid in June 2020 and $2 million expected to be paid in 2021. The Continuity Awards are subject to repayment if prior to June 2021, the recipient has a qualifying termination of employment. Given the Continuity Awards have a 1-year service requirement, the combined transaction is accounted for as a modification to liability-classified awards. The total incremental compensation cost resulting from the modification is $5 million. As of December 31, 2020, there was $5 million of unrecognized compensation cost related to the Continuity Awards that is expected to be recognized over a weighted-average period of approximately 0.5 years.

The following table summarizes information about Continuity Award activity for the year ended December 31, 2020:

	Number of Awards	Weighted Average Grant Date Fair Value Per Award
Non-vested at December 31, 2019	—	$—
Granted	43	257,536
Vested	—	—
Forfeited	—	—
Non-vested at December 31, 2020	43	$257,536

The following table summarizes the impact to the Consolidated and Combined Statement of Operations from Continuity Awards for the year ended December 31, 2020.

Year Ended December 31, 2020
Compensation expense	$7
Future income tax benefit recognized	1

Stock Based Awards Granted by Honeywell—For periods prior to the Spin-Off, Honeywell maintained stock-based compensation plans for the benefit of its officers, directors and employees. Under the Former Parent´s stock-based compensation plans, Honeywell awarded RSUs, stock options and PSUs to certain employees. Stock-based compensation expense related to awards granted by Honeywell recognized in the Consolidated and Combined Statements of Operations amounted to $16 million for the year ended December 31, 2018 of which approximately $10 million are specifically identified for employees within the Business and $6 million is related to shared employees not specifically identifiable to the Business. These amounts represent stock-based compensation expenses attributable to the Business based on the awards and terms previously granted under the incentive compensation plans to employees within the Business and an allocation of Former Parent’s corporate and shared functional employee stock based compensation expenses. Accordingly, the amounts presented are not necessarily indicative of current and future awards and do not necessarily reflect the results that the Business would have experienced as an independent company for the periods presented.

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

The details of the earnings per share calculations for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Years Ended December 31,
	2020	2019	2018
Basic
Net Income	$80	$313	$1,206
Weighted average common shares outstanding	75,543,461	74,602,868	74,059,240
EPS – Basic	$1.06	$4.20	$16.28

	Years Ended December 31,
	2020	2019	2018
Diluted
Net Income	$80	$313	$1,206
Weighted average common shares outstanding – Basic	75,543,461	74,602,868	74,059,240
Dilutive effect of unvested RSUs	557,048	1,331,505	342,908
Weighted average common shares outstanding – Diluted	76,100,509	75,934,373	74,402,148
EPS – Diluted	$1.05	$4.12	$16.21

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year.

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the years ended December 31, 2020 and December 31, 2019, the weighted number of stock options excluded from the computations was 428,690 and 483,408, respectively. These stock options were outstanding for the years ended December 31, 2020 and December 31, 2019, respectively.

Note 23. Commitments and Contingencies

Chapter 11 Proceedings

Commencement of the Chapter 11 Cases automatically stayed the proceedings and actions against us that are described below, in addition to actions seeking to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates. The Plan filed by the Debtors, if confirmed by the Bankruptcy Court, will provide for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that have not been satisfied or addressed during the Chapter 11 Cases.

See Note 1, Background and Basis of Presentation and Note 2, Reorganization and Chapter 11 Proceedings for additional information on the Chapter 11 Cases, the RSA, the Stalking Horse Purchase Agreement, the PSA, the ECBA, the Transaction and the DIP Credit Agreement.

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

In connection with the Spin-Off, Garrett ASASCO, a wholly owned indirect subsidiary of the Company, entered into the Honeywell Indemnity Agreement with Honeywell on September 12, 2018. As of the Spin-Off date of October 1, 2018, Garrett ASASCO is obligated to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of this Honeywell Indemnity Agreement, Garrett ASASCO is responsible for paying to Honeywell such amounts, up to a cap of an amount equal to the Euro-to-U.S. dollar exchange rate determined by Honeywell as of a date within two business days prior to the date of the Distribution (1.16977 USD = 1 EUR) equivalent of $175 million in respect of such liabilities arising in any given calendar year. The payments that Garrett ASASCO is required to make to Honeywell pursuant to the terms of the Honeywell Indemnity Agreement will not be deductible for U.S. federal income tax purposes. The Honeywell Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the first quarter of 2020, Garrett ASASCO paid Honeywell the Euro-equivalent of $35 million in connection with the Honeywell Indemnity Agreement. Honeywell and Garrett agreed to defer the payment under the Honeywell Indemnity Agreement due May 1, 2020 to December 31, 2020 (the “Q2 Payment”), however we do not expect Garrett ASASCO to make payments to Honeywell under the Honeywell Indemnity Agreement during the pendency of the Chapter 11 Cases. The Plan, if confirmed by the Bankruptcy Court, will include a global settlement with Honeywell providing for, among other things, the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Indemnity Agreements.

On December 2, 2019, the Company and its subsidiary, Garrett ASASCO, filed a Summons with Notice in the Commercial Division of the Supreme Court of the State of New York, County of New York (the “NY Supreme Court”) commencing an action (the “Action”) against Honeywell, certain of Honeywell’s subsidiaries and certain of Honeywell’s employees for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 15, 2020, the Company and Garrett ASASCO, filed a Complaint in the NY Supreme Court in connection with the Action. The lawsuit arises from the Honeywell Indemnity Agreement. The Company is seeking declaratory relief; compensatory damages in an amount to be determined at trial; rescission of the Honeywell Indemnity Agreement; attorneys’ fees and costs and such other and further relief as the Court may deem just and proper. There can be no assurance as to the time and resources that will be required to pursue these claims or the ultimate outcome of the lawsuit. Among other claims, Garrett asserts that Honeywell is not entitled to indemnification because it improperly seeks indemnification for amounts attributable to punitive damages and intentional misconduct, and because it has failed to establish other prerequisites for indemnification under New York law.  Specifically, the claim asserts that Honeywell has failed to establish its right to indemnity for each and every asbestos settlement of the thousands for which it seeks indemnification. The Action seeks to establish that the Honeywell Indemnity Agreement is not enforceable, in whole or in part. On March 5, 2020, Honeywell filed a “Notice of Motion to Dismiss Garrett’s Complaint.”.  On September 20, 2020, Garrett and certain of its subsidiaries each filed the Chapter 11 Cases. On September 23, 2020, Garrett removed the case to the United States District Court for the Southern District of New York, and on September 24, 2020, the case was referred to the Bankruptcy Court, where the case is currently pending.  On October 13, 2020, Honeywell filed a motion to dismiss in the Bankruptcy Court.  Garrett does not believe Honeywell’s motion has merit.  A pre-trial conference took place on October 22, 2020. The Court heard argument on Honeywell’s pending motion to dismiss on November 18, 2020; the Court has not yet issued a decision.  On November 2, 2020, the Garrett entities that are Debtors and Debtors in Possession filed a Motion Pursuant to Sections 105(a) and 502(c) To Establish Procedures For Estimating The Maximum Amount Of Honeywell’s Claims And Related Relief (“Motion”).   The Court heard argument on the Motion on November 18.  The Court ordered an estimation proceeding to take place to estimate all of Honeywell’s claims against the Garrett entities that are Debtors and Debtors in Possession.

On December 18, 2020, Honeywell filed proofs of claim in the Chapter 11 Cases, asserting that the Company owes at least $1.9 billion in respect of such claims. The Bankruptcy Court was scheduled to estimate the amount of Honeywell’s claims in an estimation proceeding that was scheduled to commence on February 1, 2021. As noted below, the estimation proceeding has been stayed by order of the Bankruptcy Court.

On January 11, 2021, the Company announced that it had agreed to settle Honeywell’s claims as part of a revised Plan. The Plan is subject to various conditions, including approval by the Bankruptcy Court.

Under the Plan, Honeywell would receive a $375 million payment and Series B Preferred Stock payable in installments of $35 million in 2022, and $100 million annually 2023-2030.  The Company would have the option to prepay the Series B Preferred Stock in full at any time at a call price equivalent to $584 million as of the Emergence date (representing the present value of the installments at a 7.25% discount rate).  The Company will also have the option to make a partial payment of the Series B Preferred Stock, reducing the present value to $400 million, at any time within 18 months of Emergence.

On January 15, 2021, the Bankruptcy Court ordered that the Action and the estimation proceeding both be stayed pending the Bankruptcy Court’s consideration of the Plan. The confirmation hearing for the Plan is currently scheduled to take place in April 2021, however the hearing may be rescheduled for a later date.

On September 12, 2018, we also entered into a tax matters agreement with Honeywell (the “Tax Matters Agreement”), which governs the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests). The Tax Matters Agreement generally provides that, following the Spin-Off date of October 1, 2018, we are responsible and will indemnify Honeywell for all taxes, including income taxes, sales taxes, value-added and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. Among other items, as a result of the mandatory transition tax imposed by the Tax Cuts and Jobs Act, Garrett ASASCO is required to make payments to a subsidiary of Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. Additionally, the Tax Matters Agreement provides that Garrett ASASCO is to make payments to a subsidiary of Honeywell for a portion of Honeywell’s net tax liability under Section 965(h)(6)(A) of the Internal Revenue Code for mandatory transition taxes that Honeywell determined is attributable to us (the “MTT Claim”). Following the Spin-Off, Honeywell asserted that Garrett ASASCO was obligated to pay $240 million to Honeywell for the MTT Claim under the Tax Matters Agreement.  Accordingly, and in connection with the Tax Matters Agreement, we made payments to Honeywell, under protest, for the Euro-equivalent of $18 million and $19 million during 2019 and the fourth quarter of 2018, respectively, for the MTT Claim. On October 30, 2020, however, Honeywell filed an SEC Form 10-Q for the quarterly period ended September 30, 2020, reporting that its claim against us under the Tax Matters Agreement, including the MTT Claim, is now $273 million. Under the terms of the Tax Matters Agreement, Garrett ASASCO is required to pay this amount in Euros, without interest, in five annual installments, each equal to 8% of the aggregate amount, followed by three additional annual installments equal to 15%, 20% and 25% of the aggregate amount, respectively. Following the Spin-Off in October 2018, Garrett ASASCO paid the first annual installment in October 2018, with subsequent annual installments to be paid in April of each year. The annual installment due on April 1, 2020 was initially deferred to December 31, 2020 in agreement with Honeywell, and subsequently not paid as a result of the automatic stay applicable to the Debtors under the Bankruptcy Code as a result of the Chapter 11 Cases. We do not expect Garrett ASASCO to make payments to Honeywell under the Tax Matters Agreement during the pendency of the Chapter 11 Cases. On July 17, 2020, we provided notice to Honeywell asserting that Honeywell has caused material breaches of the Tax Matters Agreement and that the Tax Matters Agreement is unenforceable.  The value and validity of Honeywell’s claims under the Tax Matters Agreement, including the MTT Claim, are currently being litigated in the Chapter 11 Cases. As described above, the Plan, if confirmed by the Bankruptcy Court, will include a global settlement with Honeywell providing for, among other things, the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Tax Matters Agreement.

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

The Obligation payable to Honeywell related to these agreements was deemed a pre-petition, unsecured liability subject to compromise. On the Petition Date, the Obligation was stayed from further payment and, in accordance with ASC 852-10, measured at the expected allowed claim amount. The Company measured the expected allowed claim as of December 31, 2020 utilizing a combination of data points including: (1) the historical actuarial claims data provided by Honeywell up to December 31, 2019 (2) the aforementioned Honeywell claims estimation trial proceedings, (3) Honeywell’s bankruptcy claim filed with the Bankruptcy Court, and (4) the expected settlement of the Honeywell liabilities as per the Plan of Reorganization. The following table summarizes our Obligation payable to Honeywell related to these agreements. As of December 31, 2020, all amounts have been reclassified to Liabilities subject to compromise on the Consolidated Balance Sheets:

	2020
	Asbestos and environmental	Tax Matters	Total
Beginning of year	$1,090	$261	$1,351
Accrual for update to estimated liability	—	—	—
Legal fees expensed	41	—	41
Payments to Honeywell	(35)	—	(35)
Currency translation adjustment	100	25	125
End of year	$1,196	$286	$1,482
Current	2	40	42
Non-current	1,194	246	1,440
Total	$1,196	$286	$1,482

	2019
	Asbestos and environmental	Tax Matters	Total
Beginning of year	$1,244	$282	$1,526
Accrual for update to estimated liability	(18)	3	(15)
Legal fees expensed	44	—	44
Payments to Honeywell	(153)	(18)	(171)
Currency translation adjustment	(27)	(6)	(33)
End of year	$1,090	$261	$1,351
Current	51	18	69
Non-current	1,039	243	1,282
Total	$1,090	$261	$1,351

Asbestos Matters

The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Honeywell Indemnity Agreement with Honeywell entered into by Garrett ASASCO on September 12, 2018, under which Garrett ASASCO is required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Honeywell Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. As stated above, on January 11, 2021, the Company announced that it had agreed to settle Honeywell’s claims as part of a revised Plan. This settlement would extinguish our obligations to Honeywell under the Honeywell Indemnity Agreement. The Plan is subject to various conditions, including approval by the Bankruptcy Court.

The following table summarizes information concerning both Bendix and other asbestos-related balances. Other represents asbestos liabilities related to claimants outside the United States.

Asbestos-Related Liabilities

	Year ended December 31, 2020			Year ended December 31, 2019			Year ended December 31, 2018
	Bendix	Other	Total	Bendix	Other	Total	Bendix	Other	Total
Beginning of year	$—	$—	$-	$—	$1	$1	$1,703	$9	$1,712
Accrual for update to estimated liabilities	—	—	—	—	—	—	141	—	141
Change in estimated cost of future claims	—	—	—	—	—	—	—	—	—
Update of expected resolution values for pending claims	—	—	—	—	—	—	—	—	—
Asbestos-related liability payments	—	—	—	—	—	—	(151)	(4)	(155)
Spin-Off related adjustments	—	—	—	—	—	—	(1,693)	(4)	(1,697)
Balance Sheet Reclassification	—	—	—	—	(1)	(1)	—	—	—
End of year	$—	$—	$—	$—	$—	$—	$—	$1	$1

Insurance Recoveries for Asbestos-Related Liabilities

	2020	2019	2018
	Bendix	Bendix	Bendix
Beginning of year	$—	$—	$191
Probable insurance recoveries related to estimated liability	—	—	10
Insurance receipts for asbestos-related liabilities	—	—	(24)
Insurance receivables settlements and write-offs	—	—	1
Other	—	—	—
Spin-Off related adjustments	—	—	(178)
	$—	$—	$—

There are no asbestos related liabilities recorded as of December 31, 2020 and 2019.

Securities Litigation

On September 25, 2020, a putative securities class action complaint was filed against Garrett Motion Inc. and certain current and former Garrett officers and directors, in the United States District Court for the Southern District of New York.  The case bears the caption: Steven Husson, Individually and On Behalf of All Others Similarly Situated, v. Garrett Motion Inc., Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, and Su Ping Lu, Case No. 1:20-cv-07992-JPC (SDNY) (the “Husson Action”).  The Husson Action asserts claims under Sections 10(b) and 20(a) of the Exchange Act, for securities fraud and control person liability.  On September 28, 2020, the plaintiff sought to voluntarily dismiss his claim against Garrett Motion Inc. in light of the Company’s bankruptcy; this request was granted.

On October 5, 2020, another putative securities class action complaint was filed against certain current and former Garrett officers and directors, in the United States District Court for the Southern District of New York.  This case bears the caption: The Gabelli Asset Fund, The Gabelli Dividend & Income Trust, The Gabelli Value 25 Fund Inc., The Gabelli Equity Trust Inc., SM Investors LP and SM Investors II LP, on behalf of themselves and all others similarly situated, v. Su Ping Lu, Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, Craig Balis, Thierry Mabru,

Russell James, Carlos M. Cardoso, Maura J. Clark, Courtney M. Enghauser, Susan L. Main, Carsten Reinhardt, and Scott A. Tozier, Case No. 1:20-cv-08296-JPC (SDNY) (the “Gabelli Action”).  The Gabelli Action also asserts claims under Sections 10(b) and 20(a) of the Exchange Act.

On November 5, 2020, another putative securities class action complaint was filed against certain current and former Garrett officers and directors, in the United States District Court for the Southern District of New York.  This case bears the caption: Joseph Froehlich, Individually and On Behalf of All Others Similarly Situated, v. Olivier Rabiller, Allesandro Gili, Peter Bracke, Sean Deason, and Su Ping Lu, Case No. 1:20-cv-09279-JPC (SDNY) (the “Froehlich Action”).  The Froehlich Action also asserts claims under Sections 10(b) and 20(a) of the Exchange Act.

All three actions are currently assigned to Judge John P. Cronan.  Su Ping Lu filed a waiver of service in the Gabelli Action on November 10, 2020.  On November 24, 2020, competing motions were filed seeking the appointment of lead plaintiff and lead counsel and the consolidation of the Husson, Gabelli, and Froehlich Actions.

On December 8, 2020, counsel for the plaintiffs in the Gabelli Action – the Entwistle & Cappucci law firm – filed an unopposed stipulation and proposed order that would (1) appoint the plaintiffs in the Gabelli Action – the “Gabelli Entities” – the lead plaintiffs; (2) would appoint Entwistle & Cappucci as lead counsel for the plaintiff class; (3) consolidate the Gabelli Action, the Husson Action, and the Froehlich Action; (4) set a date by which lead plaintiff would file a consolidated amended complaint by February 25, 2021; and (5) set a date by which defendants shall respond to a consolidated amended complaint of April 26, 2021. On January 21, 2021, the district court issued an order consolidating the three actions as In re Garrett Motion Inc. Securities Litigation, Case Number 20 Civ. 7992 (JPC), and appointing the Gabelli entities as the lead plaintiffs.

The Company’s insurer, AIG has accepted the defense, subject the customary reservation of rights.

The Bankruptcy Court has set a bar date of March 1, 2021  for, among others, current and former shareholders to file securities-related claims against the Company.  We are not yet able to assess the likelihood that any such claims will be allowed.  To the extent allowed, each holder of such claims shall be entitled to receive, (x) its pro rata share of the aggregate cash payments received or recoverable from any insurance policies of the Company on account of any such allowed claims and (y) solely to the extent that such payments are less than the amount of its allowed claim, such treatment that is consistent with section 1129 of the Bankruptcy Code and otherwise acceptable to the Debtors and the parties to the PSA in accordance with the PSA.

Make-Whole Litigation

On November 13, 2020, certain of the Debtors (the “Plaintiffs”) filed a complaint in the Bankruptcy Court against the indenture trustee (the “Indenture Trustee”) of the 5.125% senior notes due 2026 (the “Senior Notes”) seeking declaratory judgment on two claims for relief that the Debtors do not owe, and the holders of the Senior Notes (the “Noteholders”) are not entitled to, any make-whole premium under the Indenture (the “Make-Whole” and such litigation, the “Make-Whole Litigation”).  Certain Noteholders have contended in these Chapter 11 Cases that the Noteholders are entitled to payment of the Make-Whole under the terms of the Indenture, which provide for the payment of the Make-Whole if the Debtors exercise their right to redeem the Senior Notes prior to maturity, as a result of the Debtors’ commencement of their Chapter 11 Cases.  The Plaintiffs believe that the Noteholders are not entitled to any Make-Whole because the Debtors have not exercised their right of redemption as contemplated by the Indenture and, in the alternative, the Make-Whole should be disallowed as unmatured interest pursuant to Section 502(b)(2) of the Bankruptcy Code.  On January 8, 2021, the Indenture Trustee filed an answer to the Debtors’ complaint. Pursuant to the Plan, the Make Whole is an allowed claim in the amount of $15 million. As the Plan has not been approved by the Bankruptcy Court, the Make Whole was not recorded as of December 31, 2020. Pursuant to the PSA, the Debtors have agreed to suspend all litigation activities related to and to stay the Make-Whole Litigation through Emergence and to dismiss with prejudice such proceedings upon Emergence.

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

In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of December 31, 2020 was $29 million including penalties and interest. The Company appealed the infraction notice on October 23, 2020. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.

Warranties and Guarantees

In the normal course of business, we issue product warranties and product performance guarantees. We accrue for the estimated cost of product warranties and performance guarantees based on contract terms and historical experience at the time of sale to the customer. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. Product warranties and product performance guarantees are included in Accrued liabilities. As noted in Note 2, Reorganization, the Debtors have been granted certain First Day Orders that allow the Company to continue to operate as a debtor-in-possession and continue to perform on these warranty and guarantee obligations in the ordinary course of business. The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees.

	Years Ended December 31,
	2020	2019	2018
Beginning of year	$29	$32	$28
Accruals for warranties/guarantees issued during the year	19	31	33
Settlement of warranty/guarantee claims	(17)	(34)	(29)
Less: Amounts reclassified to Liabilities subject to compromise	(16)	—	—
	$15	$29	$32

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

On October 1, 2018, in connection with the Spin-Off, we performed an interim remeasurement of our defined benefit pension plan in Ireland to update the discount rate as of the date immediately prior to the Spin-Off.

The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with our significant pension plans.

	Pension Benefits
	U.S. Plans	U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of the year	$206	$178	$226	$172
Service cost	1	1	9	6
Interest cost	6	7	2	2
Plan amendments	—	—	(10)	1
Actuarial (gains) losses(1)	17	29	18	37
Benefits paid	(10)	(9)	(3)	(6)
Settlements and curtailments(2)	—	—	(10)	—
Foreign currency translation	—	—	22	—
Transfers	—	—	2	10
Other	—	—	3	4
Benefit obligation at end of the year	220	206	259	226
Change in plan assets:
Fair value of plan assets at beginning of the year	204	177	150	123
Actual return on plan assets	25	36	8	14
Employer contributions	—	—	7	6
Benefits paid	(10)	(9)	(3)	(6)
Settlements and curtailments(2)	—	—	(10)	—
Foreign currency translation	—	—	15	—
Transfers	—	—	2	10
Other	—	—	3	3
Fair value of plan assets at end of year	219	204	172	150
Funded status of plans	$(1)	$(2)	$(87)	$(76)
Amounts recognized in Consolidated Balance Sheet consist of:
Accrued pension liabilities - noncurrent(3)	—	(2)	—	(76)
Liabilities subject to compromise(4)	(1)	—	(87)	—
Net amount recognized	$(1)	$(2)	$(87)	$(76)

(1)

The actuarial loss on the U.S. plans during 2020 was $17 million, driven by lower discount rates.  For the non-US plans, the 2020 actuarial loss amounted to $18 million. The decrease of discount rates led to an assumption loss of $19 million in Ireland and $4 million in Switzerland.  The increased salary assumption in Ireland caused an additional loss of about $1 million. This financial loss was partially offset by the $6 million experience gain on the projected benefit obligation in Switzerland, mainly attributable to the larger than expected asset outflow related to employees leaving Garrett and taking along their pension fund account balances.

(2)

In Switzerland the total lump sum benefit payments of $10 million were greater than the service cost and interest cost for year ended December 31, 2020, therefore settlement accounting was applied. Following the settlement accounting, part of the previously unrecognized loss, approximately $1 million was recognized as pension settlement expense.

(3)	Included in Other liabilities in the Consolidated Balance Sheet
(4)	Included in Liabilities subject to compromise in the Consolidated Balance Sheet

Amounts recognized in Accumulated other comprehensive (income) loss associated with our significant pension and other postretirement benefit plans at December 31, 2020 and December 31, 2019 are as follows:

	Pension Benefits
	U.S. Plans	U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
	2020	2019	2020	2019
Prior service (credit)	$(1)	$(2)	$(9)	$1
Net actuarial loss	9	6	24	21
Net amount recognized	$8	$4	$15	$22

The components of net periodic benefit (income) cost and other amounts recognized in Other comprehensive (income) loss for our significant pension and other postretirement benefit plans include the following components:

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
Net Periodic Benefit Cost	2020	2019	2020	2019	2018(1)
Service cost	$1	$1	$9	$6	$4
Interest cost	6	7	2	2	2
Expected return on plan assets	(11)	(10)	(6)	(4)	(3)
Recognition of actuarial losses	—	—	13	13	3
Settlements and curtailments(2)	—	—	1	—	—
Net periodic benefit (income) cost	$(4)	$(2)	$19	$17	$6

(1)

For the periods prior to the Spin-Off, only the pension plan in Ireland is reflected as a non-U.S. defined benefit pension plan as all other pension plans were accounted for as multiemployer plans. Following the Spin-Off, the defined benefit pension plan in Switzerland is also reflected.

(2)

In Switzerland the total lump sum benefit payments of $10 million were greater than the service cost and interest cost for year ended December 31, 2020, therefore settlement accounting was applied. Following the settlement accounting, part of the previously unrecognized loss, approximately $1 million was recognized as pension settlement expense.

Other Changes in Plan Assets and Benefits Obligations Recognized in	U.S. Plans		Non-U.S. Plans
Other Comprehensive (Income) Loss	2020	2019	2020	2019	2018(1)
Actuarial (gains) losses	$3	$2	$15	$27	$(4)
Prior service (credit)	—	—	(10)	1	1
Actuarial losses recognized during year	—	—	(14)	(13)	(3)
Foreign currency translation	—	—	2	1	—
Total recognized in other comprehensive (income) loss	$3	$2	$(7)	$16	$(6)
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$(1)	$—	$12	$33	$—

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

	Pension Benefits
	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019	2018(1)
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	2.65%	3.30%	0.46%	0.79%	1.50%
Expected annual rate of compensation increase	3.57%	3.74%	1.82%	1.77%	1.77%
Interest credited to accounts (2)	—	—	1.50%	1.50%	1.50%
Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31:
Discount rate—benefit obligation	3.30%	4.44%	0.79%	1.65%	1.50%
Discount rate—service cost	4.47%	4.47%	1.20%	1.20%	1.50%
Discount rate—interest cost	4.06%	4.06%	1.74%	1.74%	1.50%
Expected rate of return on plan assets	5.49%	5.80%	3.79%	3.34%	3.77%
Expected annual rate of compensation increase	3.74%	3.74%	1.77%	1.77%	1.77%

(1)

For the periods prior to the Spin-Off, only the pension plan in Ireland is reflected as a non-U.S. defined benefit pension plan as all other pension plans were accounted for as multiemployer plans. Following the Spin-Off, the defined benefit pension plan in Switzerland is also reflected.

(2)	Only applicable to the defined benefit pension plan in Switzerland.

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

For non-U.S. benefit plans, actuarial assumptions reflect economic and market factors relevant to each country.

The following amounts relate to our significant pension plans with accumulated benefit obligations exceeding the fair value of plan assets.

	December 31,
	U.S. Plans		Non-U.S. Plans
	2020	2019	2020	2019
Projected benefit obligation	$—	$—	$259	$226
Accumulated benefit obligation	—	—	239	212
Fair value of plan assets	—	—	172	150

Our asset investment strategy for our U.S. pension plan focuses on maintaining a diversified portfolio using various asset classes in order to achieve market exposure and diversification on an interim basis as we develop our long-term investment objectives on a risk adjusted basis. Once finalized, we will implement our long-term strategy. Our interim target allocations are as follows: 35% equity securities, 50% fixed income securities and cash, 10% real estate investments, and 5% high yield bonds. Equity securities include mutual funds that invest in companies located both inside and outside the United States. Fixed income securities include exposure to medium and high quality investment grade corporate bonds, pooled consumer loans and U.S. government bonds with an average maturity of 5 - 25 years. The real estate fund invests in real estate investment trusts – companies that purchase office buildings, hotels and other real estate property. The high yield bond fund invests in a diversified portfolio of intermediate term below investment-grade debt securities. Our assets are reviewed on a daily basis to ensure that we are within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations.

Our non-U.S. pension assets are typically managed by decentralized fiduciary committees. Our non-U.S. investment policies are different for each country as local regulations, funding requirements, and financial and tax considerations are part of the funding and investment allocation process in each country.

The fair values of both our U.S. and non-U.S. pension plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2020
	Total	Level 1	Level 2	Level 3
Equity funds	$79	$—	$79	$—
Short-term investments	2	—	2	—
Corporate bond funds	117	—	117	—
Real estate funds	21	—	21	—
Total assets at fair value	$219	$—	$219	$—

	U.S. Plans
	December 31, 2019
	Total	Level 1	Level 2	Level 3
Equity funds	$74	$—	$74	$—
Short-term investments	2	—	2	—
Corporate bond funds	106	—	106	—
Real estate funds	22	—	22	—
Total assets at fair value	$204	$—	$204	$—

	Non-U.S. Plans
	December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$5	$5	$—	$—
Equity funds	76	—	76	—
Government bond funds	35	—	35	—
Corporate bond funds	23	—	23	—
Real estate funds	20	—	20	—
Other	13	—	13	—
Total assets at fair value	$172	$5	$167	$—

	Non-U.S. Plans
	December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$2	$2	$—	$—
Equity funds	68	—	68	—
Government bond funds	30	—	30	—
Corporate bond funds	21	—	21	—
Real estate funds	18	—	18	—
Other	11	—	11	—
Total assets at fair value	$150	$2	$148	$—

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

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2020. In 2020, contributions of $7 million were made to our non-U.S. pension plans to satisfy regulatory funding requirements. In 2021, we expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both our U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.

Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
2021	$10	$3
2022	11	4
2023	11	4
2024	11	4
2025	11	4
2026-2030	57	24

Note 25. China Variable Interest Entity

On September 20, 2018 in preparation of the Spin-Off, the Company entered into an agreement by and between Honeywell and Garrett (the “China Purchase Agreement”) in which Honeywell agreed to sell to Garrett 100% of the equity interests of Honeywell Transportation Investment (China) Co., Ltd. (“Garrett China”) consisting of our primary operations in China, in exchange for upfront consideration of 8,444,077 shares of our common stock. No further consideration from Garrett was due. The China Purchase Agreement was amended to extend the date of the transfer of the equity interests in Garrett China from September 20, 2019 to June 30, 2020.

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

Note 26. Concentrations

Sales concentration—Net sales by region (determined based on country of shipment) and channel are as follows:

	Year ended December 31, 2020
	OEM	Aftermarket	Other	Total
United States	$309	$148	$5	$462
Europe	1,395	122	30	1,547
Asia	928	41	26	995
Other International	11	19	—	30
	$2,643	$330	$61	$3,034

	Year ended December 31, 2019
	OEM	Aftermarket	Other	Total
United States	$307	$171	$7	$485
Europe	1,631	136	39	1,806
Asia	843	51	29	923
Other International	15	19	—	34
	$2,796	$377	$75	$3,248

	Year ended December 31, 2018
	OEM	Aftermarket	Other	Total
United States	$338	$175	$5	$518
Europe	1,686	151	54	1,891
Asia	847	50	26	923
Other International	22	21	—	43
	$2,893	$397	$85	$3,375

Customer concentration—Net sales to Garrett’s largest customer and the corresponding percentage of total net sales are as follows:

	Net sales
	Years ended December 31,
	2020	%	2019	%	2018	%
Customer A	$301	10	$374	12	$455	13
Others	2,733	90	2,874	88	2,920	87
	$3,034	100	$3,248	100	$3,375	100

Long-lived assets concentration—Long-lived assets by region are as follows:

	Long-lived Assets(1)
	December 31,
	2020	2019	2018
United States	$21	$24	$26
Europe	315	285	273
Asia	151	141	123
Other International	18	21	16
	$505	$471	$438

(1)	Long-lived assets are comprised of property, plant and equipment–net.

Supplier concentration—The Company’s largest supplier accounted for 8%, 12% and 14% of direct materials purchases for the years ended December 31, 2020, 2019 and 2018 respectively.

Note 27. Related Party Transactions with Honeywell

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

Prior to the Spin-Off, Honeywell provided certain services, such as legal, accounting, information technology, human resources and other infrastructure support, on behalf of the Business. The cost of these services has been allocated to the Business on the basis of the proportion of revenues. We consider the allocations to be a reasonable reflection of the benefits received by the Business. During the year ended December 31, 2018, Garrett was allocated $87 million of general corporate expenses incurred by Honeywell, and such amounts are included within Selling, general and administrative expenses in the Consolidated and Combined Statements of Operations. As certain expenses reflected in the Consolidated and Combined Financial Statements include allocations of corporate expenses from Honeywell, these statements could differ from those that would have been prepared had Garrett operated on a stand-alone basis.

The Company received interest income for related party notes receivables of $1 million for the year ended December 31, 2018. Additionally, the Company incurred interest expense for related party notes payable of $1 million for the year ended December 31, 2018.

Note 28. Unaudited Quarterly Financial Information

The following tables show selected unaudited quarterly results of operations for 2020 and 2019. The quarterly data have been prepared on the same basis as the audited annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our results of operations for these periods.

	2020
	March 31	June 30	September 30	December 31	Year Ended December 31,
Net Sales	$745	$477	$804	$1,008	$3,034
Gross Profit	142	84	152	178	556
Net Income (Loss)	52	(9)	11	26	80
Earnings (loss) per share - basic	0.69	(0.12)	0.15	0.34	1.06
Earnings (loss) per share - diluted	0.68	(0.12)	0.14	0.34	1.05

	2019
	March 31	June 30	September 30	December 31	Year Ended December 31,
Net Sales	$835	$802	$781	$830	$3,248
Gross Profit	196	182	172	161	711
Net Income (Loss)	73	66	38	136	313
Earnings (loss) per share - basic	0.98	0.88	0.51	1.82	4.20
Earnings (loss) per share - diluted	0.97	0.86	0.50	1.79	4.12

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Deloitte SA, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information about our Directors

The following table presents information concerning our board of directors (the “Board”).

Name	Age	Position	In Current Position Since
Olivier Rabiller	50	Director, President & Chief Executive Officer	October 2018
Carlos Cardoso	63	Chairman of the Board	September 2018
Maura J. Clark	62	Director	October 2018
Courtney Enghauser	48	Director	October 2018
Susan L. Main	62	Director	October 2018
Carsten J. Reinhardt	53	Director	October 2018
Jérôme Stoll	66	Director	March 2020
Scott Tozier	55	Director	October 2018

The following are brief biographies describing the backgrounds of our directors.

Olivier Rabiller

Mr. Rabiller has served as President & Chief Executive Officer (“CEO”) as well as a member of the Board since the Spin-Off. Prior to the Spin-Off, Mr. Rabiller served as President and CEO of the Transportation Systems division at Honeywell from 2016 until the Spin-Off. Mr. Rabiller’s global career spanned approximately 16 years at Honeywell where he also served as Vice President and General Manager of Transportation Systems for High Growth Regions, Business Development, and Aftermarket (from July 2014 to July 2016) as well as Vice President, General Manager of Transportation Systems Aftermarket (from January 2012 to July 2014). Earlier positions within Honeywell included Vice President of Sourcing for Transportation Systems; Vice President of Customer Management for Passenger Vehicles at Honeywell Turbo Technologies; Vice President, European Sales and Customer Management; and Director of Marketing and Business Development for the European region. He joined Honeywell in 2002 as Senior Program Manager and Business Development Manager for Turbo Technologies EMEA. Mr. Rabiller is a director of the Swiss-American Chamber of Commerce, a non-profit organization that facilitates business relations between Switzerland and the United States. From 2012 to 2016, Mr. Rabiller was a director of Friction Material Pacifica, Australia. He holds a Master's degree in Engineering from Ecole Centrale Nantes and an MBA from INSEAD. We believe Mr. Rabiller is qualified to serve as a member of our Board of Directors because of his extensive experience at the Transportation Systems division at Honeywell, his background within the automotive industry and his strong leadership abilities.

Carlos Cardoso

Mr. Cardoso has served as a member of our Board since September 2018. Mr. Cardoso has served as the Principal of CMPC Advisors LLC, an investment advisory firm, since January 2015. Previously, he served as Senior Advisor of Irving Place Capital where he focused on investments in industrial manufacturing and distribution companies from July 2015 to August 2018. From 2007 to 2015, Mr. Cardoso was also Chairman and CEO of Kennametal, a global leader in metal-working solutions and engineered components serving a diverse set of industrial and infrastructure markets, where he also served as Chairman from 2006 to 2014. Before serving as CEO, Mr. Cardoso served as Kennametal’s Vice President and Chief Operating Officer (“COO”). Prior to Kennametal, he held executive roles at Flowserve and Honeywell (AlliedSignal). Mr. Cardoso currently serves on the boards of directors of Stanley Black & Decker, Inc. and Hubbell Incorporated. He previously served on the board of the Ohio Transmission Corporation. He has been named one of America’s “Best Chief Executive Officers” by Institutional Investor Magazine. Mr. Cardoso earned a Bachelor of Science degree in Business Administration from Fairfield University and a Master’s degree in Management from Rensselaer Polytechnic Institute. He received an honorary degree of Doctor of Humane Letters from Saint Vincent College in Latrobe, Pennsylvania. We believe Mr. Cardoso is qualified to serve as a member and Chairman of our Board of Directors because of his background as a director for public companies and his expertise in companies with extensive manufacturing and distribution operations.

Maura J. Clark

Ms. Clark has served as a member of our Board since the Spin-Off. From 2005 to 2014, Ms. Clark served as President of Direct Energy Business, LLC, a leading North American retail energy business serving commercial and industrial companies, and Senior Vice President North American Strategy and Mergers and Acquisitions of Direct Energy. Her prior experience includes serving as Managing Director of Investment Banking Services at Goldman Sachs & Co. and as Executive Vice President of Corporate Development and Chief Financial Officer (“CFO”) of Clark USA, an independent oil refining and marketing company. Ms. Clark is a member of the Boards of Nutrien Ltd, Fortis Inc., Newmont Corporation and Sanctuary for Families, a New York-based not-for-profit organization. She previously served on the Boards of Elizabeth Arden, Inc. and Primary Care Development Corp. She graduated from Queens University with a Bachelor of Arts in Economics. She is also qualified as a Charted Professional Accountant. We believe Ms. Clark is qualified to serve as a member of our Board due to her financial management expertise and experience managing the operations of an international commercial and industrial energy business as well as her significant experience serving on other public company boards. In addition, Ms. Clark contributes to the gender diversity of our Board.

Courtney M. Enghauser

Ms. Enghauser has served as a member of our Board since the Spin-Off and has served as the CFO of Heartland Home Services, a residential HVAC, plumbing, electrical and air quality services business, since January 2021. Ms. Enghauser previously served as CFO of Agility Global Holdings, a private equity owned platform acquiring and operating businesses in the automotive plastics sector, from November 2019 to 2020. Prior to her current role, she advised private equity firms on acquisitions and transactions in a variety of industries. From April 2013 to June 2017, she was the CFO of Sensus, a leading provider of smart meters, network technologies, and advanced data analytics services that was acquired by Xylem Inc. in 2016. Prior to her time at Sensus, Ms. Enghauser was the CFO of Kinetek, Inc., where she was responsible for the financial management, treasury, and reporting of a global portfolio company consisting of eleven operating subsidiaries and sixteen holding companies in the electric motors and controls industries located throughout the world. Ms. Enghauser also served as CFO of other businesses and held a variety of other financial positions including Director of Finance, Mergers and Acquisitions, and Corporate Controller. She started her career as an Auditor at PricewaterhouseCoopers. Ms. Enghauser graduated with a Bachelor of Science in Accounting from Indiana University and is a Certified Public Accountant.  We believe Ms. Enghauser is qualified to serve on our Board due to her significant experience in the technology sector and her expertise in global financial strategy. In addition, Ms. Enghauser contributes to the gender diversity of our Board.

Susan L. Main

Ms. Main has served as a member of our Board since the Spin-Off and has served as the Senior Vice President and CFO of Teledyne Technologies Incorporated, a leading provider of sophisticated instrumentation, digital imaging products and software, aerospace and defense electronics, and engineered systems, since November 2012. Prior to her current role, Ms. Main was Teledyne’s Vice President and Controller for approximately nine years. From 1999 to 2004, Ms. Main served as Vice President and Controller for Water Pik Technologies, Inc. Ms. Main also held numerous financial roles at the former Allegheny Teledyne Inc. within its government, industrial and commercial segments. Earlier in her career, Ms. Main held financial and auditing roles at the former Hughes Aircraft Company. Ms. Main is a member of the Board of Ashland Global Holdings, Inc., where she serves as the Chairperson of the Audit Committee and as a member of the Governance and Nominating Committee. Ms. Main is a member of the National Association of Corporate Directors and Women Corporate Directors. Ms. Main graduated from California State University, Fullerton with a Bachelor of Arts in Business Administration. We believe Ms. Main is qualified to serve on our Board based on her extensive leadership experience in financial management, including in a leading global technology company. In addition, Ms. Main contributes to the gender diversity of our Board.

Carsten J. Reinhardt

Mr. Reinhardt has served as a member of our Board since the Spin-Off. Mr. Reinhardt has served as an independent Senior Advisor since October 2016. From October 2016 to February 2019, Mr. Reinhardt served as Senior Advisor for RLE International, a development and service provider to the automotive industry. From July 2012 to October 2016, Mr. Reinhardt was President and CEO of Voith Turbo GmbH & Co. KG, a supplier of advanced powertrain technologies to the rail, commercial vehicle, marine, power generation, oil & gas and mining industries. Prior to that, Mr. Reinhardt served as COO of Meritor Inc., a manufacturer of automobile components, from 2008 to 2011 and as President of Meritor’s Commercial Vehicle Division from 2006 to 2008. Before joining Meritor, Mr. Reinhardt served as President and CEO of Detroit Diesel Corp., a diesel engine manufacturer, from 2003 to 2006, following 10 years in a variety of management positions at Daimler Trucks North America, a manufacturer of commercial vehicles. Mr. Reinhardt started his career as management trainee at Daimler AG in Stuttgart, Germany. Mr. Reinhardt currently sits on the Board of SAF-Holland S.A., where he serves as a member of the audit committee. He also sits on the Boards of several private companies, including GRUNDFOS Holding A/S, Tmax Holding GmbH and Beinbauer Automotive GmbH. Mr. Reinhardt holds a Bachelor’s degree in Mechanical Engineering from Esslingen Technical University in Germany and a Master of Science degree in Automobile Engineering from the University of Hertfordshire, UK. We believe Mr. Reinhardt is qualified to serve on our Board due to his extensive experience and operational expertise in the automotive industry across global markets.

Jérôme Stoll

Mr. Stoll has served as a member of our Board since March 2020. Mr. Stoll served in numerous senior executive roles at Groupe Renault from 1980 to 2020, including as President of Renault Sport Racing from 2013 to 2020; Chief Performance Officer from 2013 to 2016; Executive Vice President, Sales and Marketing from 2009 to 2016; Chief Executive Officer of Renault DO Brazil from 2006 to 2009; and Chief Executive Officer of Renault Samsung Motors, South Korea from 2000 to 2006. Mr. Stoll also serves on various Strategic Committees in the automotive sector and is the Vice President of CEDEP, a training organization for high potential executives. Mr. Stoll received an MBA from Ecole Superieure de Commerce de Paris and an Executive MBA from HEC-CPA. We believe Mr. Stoll is qualified to serve on our Board due to his extensive management experience in the automotive industry, his global business experience and his strong leadership skills.

Scott Tozier

Mr. Tozier has served as a member of our Board since the Spin-Off and has been the CFO and Executive Vice President of Albemarle Corporation, a specialty chemicals company, since January 2011. Prior to joining Albemarle, he served as Vice President of Finance, Transformation and Operations of Honeywell, where he was responsible for Honeywell's global financial shared services and best practices management. His 16-year career with Honeywell spanned senior financial positions in the United States, Asia Pacific and Europe. Mr. Tozier currently serves as a member of the Boards for MARBL and Volta Energy Technologies. He is also a trustee for Blumenthal Performing Arts, and on the Board of Advisors for Junior Achievement of the Carolinas. He holds a Bachelor of Business Administration in Accounting from the University of Wisconsin-Madison. Mr. Tozier holds an MBA from the University of Michigan, where he graduated with honors. He is a Certified Public Accountant. We believe Mr. Tozier is qualified to serve on our Board due to his experience as a former executive within Honeywell, a global public company, as well as his financial management skills given his background as a CFO and a Certified Public Accountant.

Information about our Executive Officers

The following table presents information concerning our executive officers.

Name	Age	Position	In Current Position Since
Olivier Rabiller	50	Director, President & Chief Executive Officer	October 2018
Sean Deason	49	Senior Vice President & Chief Financial Officer	June 2020
Craig Balis	56	Senior Vice President & Chief Technology Officer	October 2018
Peter Bracke	55	Vice President & Chief Transformation Officer	September 2019
Daniel Deiro	48	Senior Vice President, Global Customer Management & General Manager Japan/Korea	October 2018
Thierry Mabru	53	Senior Vice President, Integrated Supply Chain	October 2018
Jérôme Maironi	55	Senior Vice President, General Counsel & Corporate Secretary	October 2018
Fabrice Spenninck	52	Senior Vice President & Chief Human Resources Officer	October 2018

The following are brief biographies describing the backgrounds of our executive officers. The Company and certain of its affiliates filed a petition under the federal bankruptcy laws on September 20, 2020, at which time all of the below individuals were serving as executive officers of the Company.

The biography for Mr. Rabiller appears above on page 131.

Sean Deason

Mr. Deason has served as our Senior Vice President and Chief Financial Officer since June 2020. Mr. Deason previously served as Chief Financial Officer and Controller of WABCO Holdings Inc. (“WABCO”), a manufacturer of technology systems for commercial vehicles, from April 2019 to June 2020. Prior to that, Mr. Deason was WABCO’s Vice President Controller and Investor Relations from June 2015 to April 2019. Prior to joining WABCO, Mr. Deason spent four years with Evraz N.A., a steel products manufacturer, where he served as Vice President, Financial Planning & Analysis. Prior to Evraz, Mr. Deason spent twelve years with Lear Corporation, a global automotive technology manufacturer, where he served as Director, Finance, Corporate Business Planning & Analysis, Director, Finance, Asia Pacific Operations, and Assistant Treasurer, and held various other positions of increasing responsibility since August 1999. Mr. Deason holds a Masters of International Management from Thunderbird School of Global Management and is a Certified Management Accountant.

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

Peter Bracke

Mr. Bracke has served as Vice President and Chief Transformation Officer since June 2020. From September 2019 to June 2020, Mr. Bracke served as our Vice President and Interim Chief Financial Officer. Previously, Mr. Bracke was Vice President, FP&A and Business Finance for Garrett where he was responsible for the financial planning and control of operational and commercial activities from the Spin-Off to September 2019. Prior to this, Mr. Bracke held various senior-level roles within multiple divisions at Honeywell. During his more than 20-year tenure at Honeywell, Mr. Bracke was CFO for Honeywell Homes & Buildings Technologies and CFO for Honeywell Transportation Systems, which was renamed Garrett following the Spin Off. Prior to joining Honeywell, Mr. Bracke was an auditor at KPMG. He received his undergraduate degree in Business Administration and his Master's degree in Accountancy from the University of Ghent in Belgium.

Daniel Deiro

Mr. Deiro has served as our Senior Vice President, Global Customer Management, and General Manager Japan/Korea since the Spin-Off. From August 2014 until such appointment, Mr. Deiro was the Vice President of Customer Management and General Manager for Honeywell Transportation Systems for Japan and Korea. From 2012 until 2014, Mr. Deiro was a Senior Customer Management Director at Honeywell Transportation Systems. Mr. Deiro has a degree in Automotive Engineering from Haute école spécialisée bernoise, Technique et lnformatique (BFH-TI), Biel, Switzerland.

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

Jérôme Maironi

Mr. Maironi has served as our Senior Vice President, General Counsel and Corporate Secretary since the Spin-Off. Prior to the Spin-Off, Mr. Maironi served as the Vice President of Global Legal Affairs for Honeywell Performance Materials and Technologies for approximately five years. Mr. Maironi received a post-graduate degree in Law & Practice of International Trade and a Master of Law from the University Rene Descartes, Paris, France. Mr. Maironi is a member of the Association Francaise des Juristes d'Entreprise and has also passed the French Bar Exam. Mr. Maironi graduated with an Executive MBA from INSEAD, Fontainebleau, France.

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

Family Relationships

There are no family relationships among any of our executive officers or directors.

Code of Business Conduct

The Board has adopted a written code of business conduct (the “Code of Conduct”), which applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Conduct is available on our website www.garrettmotion.com in the “Investors” section under “Leadership & Governance.” In addition, we intend to post on our website all disclosures that are required by law or applicable listing rules concerning any amendments to, or waivers from, any provision of our Code of Conduct.

Governance Documents

We believe that good corporate governance is important to ensure that Garrett is managed for the long-term benefit of our stockholders. Our Nominating and Governance Committee will periodically review and reassess our Governance Guidelines, other governance documents and overall governance structure. Complete copies of our Governance Guidelines and committee charters are available on the “Investors—Leadership & Governance” section of our website at www.garrettmotion.com. Alternatively, you may request a copy of any of these documents by writing to Garrett Motion Inc., Attention: Jérôme Maironi, Secretary, La Pièce 16, Rolle, Switzerland 1180.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, our principal accounting officer and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2020 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, executive officers, principal accounting officer and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2020 except that the following forms were filed late: one Form 4 for Peter Bracke reporting one transaction; one Form 4 for Cyrus Capital Partners reporting one transaction; and one Form 4 for Attestor Value Master Fund reporting one transaction.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee (“Audit Committee”). Scott A. Tozier, Carlos M. Cardoso, Courtney M. Enghauser and Susan L. Main are the members of the Audit Committee. Mr. Tozier serves as the Chair of the Audit Committee. Although we are no longer listed on the New York Stock Exchange (“NYSE”), our Board continues to apply the NYSE independence criteria in assessing director independence. All members of the Audit Committee meet the independence standards of the NYSE and the SEC, as well as the financial literacy requirements of the NYSE. The Board has determined that each of Mr. Tozier, Mr. Cardoso, Ms. Enghauser and Ms. Main qualifies as an “audit committee financial expert” as defined by SEC rules. No Audit Committee member currently serves on the audit committees of more than three public companies.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis describes the principles underlying the material components of the executive compensation programs for our Named Executive Officers who are named in the “Summary Compensation Table” below and the factors relevant to an analysis of the compensatory policies and decisions. In 2020, our Named Executive Officers were:

•	Olivier Rabiller, President and Chief Executive Officer;
•	Sean Deason, Senior Vice President and Chief Financial Officer;
•	Peter Bracke, Chief Transformation Officer and former Vice President and Interim Chief Financial Officer;
•	Craig Balis, Senior Vice President and Chief Technology Officer;
•	Jérôme Maironi, Senior Vice President, General Counsel, and Corporate Secretary; and
•	Thierry Mabru, Senior Vice President, Integrated Supply Chain.

In June 2020, the Company appointed Sean Deason as Senior Vice President and Chief Financial Officer of the Company. In connection with Mr. Deason’s appointment, Mr. Bracke stepped down as our Vice President and Interim Chief Financial Officer and was appointed as our Chief Transformation Officer, effective as of the date of Mr. Deason’s appointment.

Executive Summary

2020 Program Changes

In considering the design of our 2020 executive compensation program, the Compensation Committee undertook a thorough evaluation of the metrics that align with the Company’s long-term strategy for inclusion in our short-term incentive plan (“ICP”) and Long-Term Incentive Plan. The evaluation included analysis of different performance metrics and their alignment with our value proposition to shareholders, a review of the performance metrics used by our peer group, and an assessment of independent performance metrics versus modifier structures as well as absolute goals versus relative goals. The work also considered the input received during a series of shareholder outreach meetings held in 2019. Effective for fiscal year 2020, we modified our 2020 executive compensation program to include a higher percentage of Performance Stock Units (“PSUs”) granted under our 2020-2022 Long-Term Incentive Plan (“LTI Plan”), as well as included performance goals linked to relative and absolute Total Shareholder Return in our PSU awards granted to our Named Executive Officers pursuant to the LTI Plan, as described further under “Equity Awards – 2020-2022 Long Term Incentive Plan” below, both of which were modifications from our 2019 executive compensation program. However, as discussed further below, the Compensation Committee subsequently determined to modify the fiscal year 2020 compensation program such that our executive officers, including our Named Executive Officers, waived their participation in the 2020 ICP and forfeited their 2020 awards granted under our LTI Plan.

In light of the unprecedented and ongoing market uncertainties related to the global COVID-19 pandemic, in April 2020, the Compensation Committee approved temporary reductions in the annual base salaries of all executive officers, including certain of our Named Executive Officers. Effective April 1, 2020, the annual base salaries for Messrs. Rabiller, Bracke, Balis, Maironi and Mabru were reduced by 20%, which reduction remained in effect through the second quarter of 2020. Although annual base salaries were restored after the second quarter reduction, for September 2020, the Compensation Committee approved a 10% reduction (of the original 2020 annual base salaries) for all of our Named Executive Officers.

Additionally, for these same reasons, and in connection with the Board’s evaluation of strategic alternatives for the Company, in June 2020, the Compensation Committee determined to conduct a review of the 2020 compensation program to ensure that the program appropriately aligns with the Company’s current goals and supports the stability and motivation of the Company’s workforce in light of the anticipated Restructuring (as defined below). Based on this review, the Compensation Committee decided it was in the Company’s best interests to redesign the Company’s 2020 compensation program to more effectively retain and motivate key employees to successfully navigate through the challenging business environment. Under the redesigned program, the Compensation Committee approved one-time cash continuity awards to the Named Executive Officers (other than Mr. Deason) and other key individuals who participated in the 2020 ICP and LTI Plan.  As a condition to the receipt of these awards, the recipients waived their participation in the 2020 ICP and forfeited the equity awards granted in February 2020 under the LTI Plan, effective July 1, 2020 and as further described under “Elements of Executive Compensation”.  As described further below, Mr. Deason joined our Company in June 2020 during the Company’s Restructuring and therefore was not eligible to participate in the 2020 ICP.  Additionally, Mr. Deason did not receive any grants under the LTI Plan in 2020. Since Mr. Deason was not a participant under our 2020 ICP nor the LTI Plan, he did not receive a continuity award.

Compensation Program Highlights

Our overall compensation program is structured to attract, motivate and retain highly qualified executive officers by paying them competitively, consistent with our success and their contribution to that success. Our ability to excel depends on the skill, creativity, integrity and teamwork of our employees. We believe compensation should be structured to reward short-term and long-term business results and exceptional performance, and most importantly, maximize stockholder value.

The following table highlights key features of our executive compensation program. We believe these practices promote good governance and serve the interests of our stockholders.

What We Do		What We Don’t Do
✓	Executive and non-employee director stock ownership requirements	X	No single-trigger cash severance or benefits in connection with a change in control
✓	Compensation programs include an oversight process to identify risk	X	No guaranteed equity compensation or salary increases for executive officers
✓	Independent Compensation Committee oversees and evaluates executive compensation programs against competitive practices, regulatory developments and corporate government trends	X	No excise tax gross-up provisions
✓	Independent Compensation Committee advisor	X	No repricing of stock option awards and our plans expressly forbid exchanging underwater options for cash without stockholder approval
✓	Clawback policy for executive officers	X	No hedging or pledging of our equity securities
		X	No dividends or dividend equivalents paid on unearned performance stock units

2020 Say-on-Pay Vote

At our 2020 annual meeting, approximately 97% of the votes cast by our shareholders approved, on an advisory basis, the compensation of our Named Executive Officers, which we believe affirms our shareholders’ support of our executive compensation program.

Determination of Process

Our Compensation Committee oversees and administers our executive compensation program, with input from our management team and an independent compensation consultant.

Process and Timeline for Designing and Delivering Compensation

The Compensation Committee is responsible for establishing and administering programs and procedures for annual and long-term executive compensation and assessing organizational structure and the development of our executives. The Compensation Committee follows a robust process to review and approve all compensation decisions regarding the Named Executive Officers. These decisions are informed by peer group and market data and supported by the review and advice of an independent compensation consultant.

Role of Management

To aid the Compensation Committee in making its determination, our Chief Executive Officer provides recommendations annually to the Compensation Committee regarding the compensation of all other executive officers (i.e., other than himself) based on the overall corporate achievements during the period being assessed and his knowledge of the individual contributions to our success by each of the other Named Executive Officers. Our Named Executive Officers do not play a role in their own compensation determinations other than discussing their performance with our Chief Executive Officer, or in the case of the Chief Executive Officer, with the Compensation Committee and Chairperson of the Board.

Our senior management also supports the Compensation Committee by developing recommendations for specific award designs, including metric assessment, performance goal-setting, and program administration. While members of our senior management may attend the meetings of the Compensation Committee, they do not attend executive sessions and do not attend the portions of meetings during which their own compensation is discussed.

Role of Independent Compensation Consultant

Our Compensation Committee has retained Semler Brossy as its independent compensation consultant. Semler Brossy assists the Compensation Committee in its evaluation of the compensation provided to our Chief Executive Officer and other executive officers and the design of the compensation programs for Named Executive Officers. Semler Brossy generally attends Compensation Committee meetings and provides information, research and analysis pertaining to executive compensation and governance as requested by the Compensation Committee. Other than advising the Compensation Committee and senior management, as described above, Semler Brossy did not provide any services to the Company in 2020.

Additionally, in June 2020, the Compensation Committee retained Willis Towers Watson (WTW), an independent compensation consultant, to advise on common market practices regarding compensation programs during the Company’s financial restructuring to be implemented pursuant to a plan of reorganization under the Bankruptcy Code (the “Restructuring”). In 2020, WTW assisted the Compensation Committee by making recommendations with respect to the continuity awards for key employees, including our Named Executive Officers. Other than advising the Compensation Committee, WTW did not provide any services to the Company in 2020. For additional information on the Restructuring, see Note 2, Restructuring and Chapter 11 Proceedings of the Notes to the Consolidated Interim Financial Statements in our Annual Report.

The Compensation Committee has considered the independence of Semler Brossy and WTW, consistent with the requirements of the NYSE, and has determined that both Semler Brossy and WTW are independent. Further, pursuant to SEC rules, the Compensation Committee conducted a conflicts of interest assessment and determined that there is no conflict of interest resulting from retaining Semler Brossy or WTW. The Compensation Committee intends to reassess the independence of its advisors at least annually.

Executive Compensation Peer Group

Since 2019, Semler Brossy has worked with the Compensation Committee and management to develop a peer group of companies to be used for market comparison purposes in terms of executive pay levels and practices. For 2020, Semler Brossy assessed our peer group against the following characteristics, which are consistent with criteria historically reviewed:

•	Industry;
•	Competitor for Talent;
•	Global Presence;
•	Headquarter Location;
•	Product Focus and Business Model;
•	Evolving Technology; and
•	Key Size Measures.

The Compensation Committee was careful to construct a group based on the considerations above that, on the whole, captures Garrett’s global presence and talent market as well as its unique business dynamics. As a U.S.-listed but European-headquartered company that attracts talent globally, we decided to include both U.S. and European companies. For 2020, our peer group consisted of the following companies:

Company	Exchange	Country of HQ	Primary Industry Classification	Revenue ($Mil)	EBITDA Margin	Enterprise Value ($Mil)	Market Cap ($Mil)	Employee Count
US-Listed
Allison Transmission Holdings, Inc.	NYSE	US	Construction Machinery & Heavy Trucks	$2,163	35%	$7,209	$4,859	3,700
American Axle & Manufacturing Holdings, Inc.	NYSE	US	Auto Parts & Equip.	$4,703	13%	$4,042	$945	20,000
Autoliv	NYSE	Sweden	Auto Parts & Equip.	$7,122	14%	$9,751	$8,044	59,423
BorgWarner Inc.	NYSE	US	Auto Parts & Equip.	$8,798	15%	$10,324	$9,448	29,000
Cooper-Standard Holdings Inc.	NYSE	US	Auto Parts & Equip.	$2,405	0%	$1,290	$586	28,000
Dana Incorporated	NYSE	US	Auto Parts & Equip.	$6,985	8%	$5,225	$2,820	36,300
Delphi Technologies PLC	NYSE	UK	Auto Parts & Equip.	$3,662	8%	$3,140	$1,470	19,000
Gentex	NasdaqGS	US	Auto Parts & Equip.	$1,602	29%	$7,890	$8,315	5,874
Meritor, Inc.	NYSE	US	Construction Machinery & Heavy Trucks	$3,044	7%	$3,037	$2,018	8,600
Modine Manufacturing Company	NYSE	US	Auto Parts & Equip.	$1,756	8%	$1,055	$642	11,300
Sensata Technologies	NYSE	US	Electrical Components & Equip.	$2,986	21%	$10,685	$8,297	21,050
The Timken Company	NYSE	US	Industrial Machinery	$3,518	19%	$7,289	$5,830	17,000
Veoneer, Inc.	NYSE	Sweden	Auto Parts & Equip.	$1,374	(21)%	$1,934	$2,377	6,175
Visteon Corporation	NasdaqGS	US	Auto Parts & Equip.	$2,505	7%	$3,704	$3,494	11,000
Non-US-Listed
Autoneum Holding AG	SWX	Switzerland	Auto Parts & Equip.	$1,977	3%	$1,726	$849	12,479
ElringKlinger AG	DB	Germany	Auto Parts & Equip.	$1,981	8%	$1,897	$1,228	9,770
LEONI AG	DB	Germany	Auto Parts & Equip.	$4,752	(6)%	$2,042	$266	95,222
Martinrea International Inc.	TSX	Canada	Auto Parts & Equip.	$2,418	8%	$1,642	$936	15,000
TI Fluid Systems plc	LSE	UK	Auto Parts & Equip.	$3,248	7%	$2,860	$1,742	27,300

In addition to the 19 companies above, the Compensation Committee identified three additional European-headquartered companies – Aptiv, TE Connectivity and Valeo – to monitor outside of the peer group. Based on Semler Brossy’s assessment, we revised our 2020 peer group to remove three companies (i.e., Tenneco Inc., Tower International, Inc. and WABCO Holdings Inc.) since each was acquired in separate transactions during 2019 and no longer fits the selection criteria.

The Compensation Committee intends to continually evaluate the peer group to ensure that it remains an appropriate market reference going forward and continues to suit our business needs.

In addition to reviewing information regarding the peer group, our Compensation Committee also leverages broader market survey and data sources to guide the establishment of our executive compensation programs.

Elements of Executive Compensation

The following is a discussion of the primary elements of 2020 compensation for each of our Named Executive Officers as determined by our Compensation Committee. All amounts are shown in USD.  Certain amounts payable to one or more of our Named Executive Officers represent compensation paid in Swiss Francs (including salary and bonuses) and were converted to USD using the average exchange rate for the year-ended December 31, 2020 under GAAP of 1 USD to 0.94023 CHF, unless otherwise noted.

Base Salary

Base salaries are intended to attract and compensate high-performing and experienced leaders and are determined based on performance, scope of responsibility, and years of experience with reference made to relevant competitive market data (but not targeted to a specific competitive position).

In light of the uncertainties related to the global COVID-19 pandemic, in April 2020, the Compensation Committee approved temporary reductions in the annual base salaries of all executive officers, including certain of our Named Executive Officers. Effective April 1, 2020, the annual base salaries for Messrs. Rabiller, Bracke, Balis, Maironi and Mabru were reduced by 20%, which remained in effect through the second quarter of 2020.  Effective for the month of September 2020, the Compensation Committee approved another 10% annual base salary reduction for all of our Named Executive Officers.

In addition, in June 2020, the Company appointed Mr. Deason as Senior Vice President and Chief Financial Officer of the Company.  Pursuant to Mr. Deason’s employment agreement, Mr. Deason’s annual base salary is $606,235. In connection with Mr. Deason’s appointment, Mr. Bracke stepped down as our Vice President and Interim Chief Financial Officer and was appointed as our Chief Transformation Officer, effective as of the date of Mr. Deason’s appointment. In connection with these changes, Mr. Bracke and Garrett Motion Sàrl, one of our subsidiaries, entered into an amendment to Mr. Bracke’s employment agreement, pursuant to which his annual base salary was decreased from $473,919 to $425,428, effective July 1, 2020.

The following table sets forth the base salaries for each of our Named Executive Officers for 2020.  The amounts in the table show the salaries on a non-reduced basis.  As described above, the base salaries were reduced by 20% for the second quarter of 2020 and reduced by 10% for the month of September 2020.  The actual base salaries paid to each of our Named Executive Officers for 2020, taking into account reductions, are disclosed in the Summary Compensation Table below.

Named Executive Officer	2020 Annual Base Salary ($)
Olivier Rabiller	957,213
Sean Deason	606,235	(1)
Peter Bracke	425,428	(2)
Craig Balis	425,428
Jérôme Maironi	478,606
Thierry Mabru	430,746

(1)	Mr. Deason joined our Company in June 2020.
(2)	Effective July 1, 2020, Mr. Bracke’s annual base salary was decreased from $473,919 to $425,428.

Continuity Awards

As discussed above in the “Executive Summary—2020 Program Changes,” in June 2020, in response to the unprecedented and ongoing market uncertainty resulting from the COVID-19 pandemic and in connection with the Board’s evaluation of strategic alternatives for the Company, the Compensation Committee determined to redesign the Company’s 2020 compensation program to ensure effective retention and motivation of the Company’s key employees.  Under the revised program, the Compensation Committee approved one-time cash continuity awards in the following amounts to ensure the retention of the key individuals who participated in the 2020 ICP and LTI Plan, including the Named Executive Officers (other than Mr. Deason):

Named Executive Officer	Continuity Award Value ($)
Olivier Rabiller	1,914,425
Sean Deason	—
Peter Bracke	236,960
Craig Balis	553,056
Jérôme Maironi	622,188
Thierry Mabru	559,969

As a condition to the receipt of the continuity awards, the key individuals who participated in the 2020 ICP and LTI Plan, including certain of our Named Executive Officers, waived their participation in the 2020 ICP and forfeited the equity awards granted in February 2020 under the LTI Plan, each effective July 1, 2020 and as further described below. The continuity awards are subject to repayment if prior to June 25, 2021, the executive resigns without “good reason”, or the Company terminates the executive’s employment for “cause” (each, as defined in the continuity award agreement).

As described further below, Mr. Deason joined our Company in June 2020 during the Company’s Restructuring and therefore was not eligible to participate in the 2020 ICP.  Additionally, Mr. Deason did not receive any grants under the LTI Plan. Since Mr. Deason was not a participant under our 2020 ICP or LTI Plan, he did not receive a continuity award.

Short-Term Incentive Compensation Plan (“ICP”) Awards

ICP awards are intended to motivate and reward executives to achieve annual corporate, strategic business group and functional goals in key areas of financial and operational performance. Each Named Executive Officer’s target ICP opportunity is based upon a percentage of base salary.

In February 2020, the Compensation Committee, after taking into consideration industry and market data, mix of target compensation for the Named Executive Officers, and other elements of their compensation, determined to increase the 2020 ICP target annual incentive percentages for Mr. Balis to 60% from 55%, Mr. Maironi to 65% from 60% and Mr. Mabru to 60% from 55%. The ICP target annual incentive percentage for Mr. Rabiller remained unchanged for 2020.

Additionally, effective July 1, 2020, Mr. Bracke’s ICP target annual incentive percentage was decreased from 60% to 50% in connection with stepping down as Interim Chief Financial Officer and his appointment as our Chief Transformation Officer.

The 2020 target ICP opportunity for each Named Executive Officer, as a percentage of base salary, are set forth below:

Named Executive Officer	2020 Target ICP Opportunity (% of Base Salary)
Olivier Rabiller	125%
Sean Deason	___`	(1)
Peter Bracke	50%	(2)
Craig Balis	60%
Jérôme Maironi	65%
Thierry Mabru	60%

(1)

Mr. Deason joined our Company in June 2020 during the Company’s Restructuring and therefore was not eligible to participate in the 2020 ICP. Pursuant to Mr. Deason’s employment agreement, Mr. Deason’s ICP target for future ICP’s the Company may implement is 80% of his annual base salary.

(2)

Effective July 1, 2020, Mr. Bracke’s ICP target annual incentive percentage was decreased from 60% to 50% in connection with stepping down as Interim Chief Financial Officer and his appointment as our Chief Transformation Officer.

Corporate Performance

For 2020, the ICP was designed so that payout was based in part on the achievement of objective Company performance criteria (the “Company Performance Portion”), which represented 75% of the award opportunity, and in part on the achievement of individual performance objectives (the “Individual Performance Portion”), which represented the remaining 25% of the award opportunity. In addition, the 2020 ICP was designed so that Award opportunities under the Company Performance Portion were based on the achievement of two financial performance criteria: Adjusted EBITDA Margin and Adjusted Free Cash Flow Conversion (each, as defined below), weighted 40% and 60%, respectively. In 2019, we utilized a third performance metric, Organic Revenue Growth, which we removed from our 2020 ICP because our Compensation Committee wanted to incentivize focusing in the near-term on generating higher margins than competitors and maximizing cash flow to deleverage and reinvest back into the Company.

Performance goals for each metric were established at threshold, target and maximum levels with intermediate inflections between threshold and target as well as between target and maximum. Payout for achievement at or above maximum for each metric was capped at 200% of target, and achievement below threshold would have resulted in no payout. Straight-line interpolation would have been used to calculate the 2020 ICP payout associated with actual results falling between goals. The goals were set at levels that were expected to be challenging but achievable at the outset of the year. The following table sets forth the applicable goals for each measure:

Performance Criteria	Weighting	Threshold (25%)	(50%)	75%	Target (100%)	125%	150%	Maximum (200%)
Adjusted EBITDA Margin(1)	40%	15%	15.4%	15.7%	16.0%	16.4%	16.7%	17.5%
Adjusted Free Cash Flow Conversion(2)	60%	85%	90%	95%	100%	105%	110%	120%

(1)

Adjusted EBITDA Margin is defined as Adjusted EBITDA over net sales. Adjusted EBITDA is defined as the earnings before interest, taxes, depreciation and amortization, as adjusted for indemnification obligations to Honeywell, stock compensation expense, restructuring costs and foreign exchange (gain) loss on debt, net of related hedging (gain) or loss.

(2)

Adjusted Free Cash Flow is defined as cash from operations less expenditures for property plant and equipment excluding indemnity and mandatory transition tax related payments to Honeywell and potential M&A related cash outflows. Adjusted Free Cash Flow Conversion is defined as Adjusted Free Cash Flow over Adjusted Net Income.  Adjusted Net Income is defined as our net income (loss), as adjusted for special tax matters, indemnification obligations to Honeywell, litigation fees and restructuring costs.

Individual Performance

For 2020, the ICP was designed so that payouts under the Individual Performance Portion were based on the Compensation Committee’s assessment of each executive’s individual performance against their objectives established at the beginning of the fiscal year specifically related to the categories of differentiated technology, global presence and capabilities (operational excellence), customer experience with each such goal comprising 15% of the Individual Performance Portion, as well as pre-established strategic goals which comprised 10% of the Individual Performance Portion. Individual objectives for the Named Executive Officers are typically developed during the Company’s annual strategic planning to ensure rigor and business alignment, and the year-end performance assessment is performed using a formal process that matches actual performance and behaviors against established expectations.

Each of the Named Executive Officers, other than Mr. Deason, had individualized performance goals for 2020 as follows:

•

Mr. Rabiller was responsible for achieving certain corporate, financial, strategic and operational objectives, including enhancing the Company’s technologies and capabilities portfolio; expanding Garrett’s global presence by developing customer experience initiatives; strengthening succession plans and driving additional training and coaching to enhance leadership capabilities and support Garrett’s continued transformation; and was also responsible to establish the strategic alternatives roadmap for the future of Garrett and implement the right approach for the financial long term objectives of the Company.

•

While Mr. Bracke served as our Vice President and Interim Chief Financial Officer through June 2020, he was responsible for achieving certain financial objectives across the organization, including enhancing the Company’s financial performance, financial operations and investor communications; enhancing the balance sheet capability to provide for long-term growth and flexibility; and leading investor communications for enhanced shareholder engagement.  In connection with Mr. Deason’s appointment as Senior Vice President and Chief Financial Officer of the Company in June 2020, Mr. Deason assumed Mr. Bracke’s responsibilities.

•

Mr. Balis’ goals included certain strategic and operational objectives, including the successful development of a breakthrough technologies portfolio; launching new technologies successfully with optimal productivity to the market; and rebalancing internal resources to support current and upcoming technologies.

•

Mr. Maironi’s goals consisted of continuing to implement integrity and compliance processes for the Company overseeing and advising on the Company’s corporate governance and risk management strategies; reviewing the Honeywell & Garrett Indemnity Agreement to advise and coordinate with the Chief Executive Officer and Chief Financial Officer on potential actions regarding the ongoing dispute with Honeywell; and enhancing governance processes and organization for a stand-alone public company.

•

Mr. Mabru’s goals included implementing the Company’s operational objectives regarding supply chain productivity and efficiency; reviewing the Company’s suppliers portfolio to ensure functional excellence; enhancing the Company’s strategy with respect to materials and supplies savings; optimizing the Company’s global real estate footprint; and deploying Garrett’s Excellence Model (GEM) to enhance productivity and efficiency at all levels.

As described above, as a condition to receipt of the continuity awards, effective July 1, 2020, the Named Executive Officers (other than Mr. Deason who was not a participant in the 2020 ICP) waived their participation in the 2020 ICP, and subsequently our Named Executive Officers did not receive a payout under the Company Performance Portion or the Individual Performance Portion of the 2020 ICP.

Retention and Sign on Bonuses

In May 2020, in connection with Mr. Bracke stepping down as Interim Chief Financial Officer, the Compensation Committee approved the payment of a one-time retention bonus in the amount of $473,919 to Mr. Bracke. The retention bonus is subject to repayment in the event that Mr. Bracke resigns without “good reason”, or the Company terminates his employment for “cause” (each, as defined in the 2018 Stock Incentive Plan, or the “2018 Plan”), prior to March 31, 2021.

In addition, in June 2020, in conjunction with the commencement of his employment, Mr. Deason received a one-time sign-on bonus of $1,063,570 as part of his employment agreement. The sign-on bonus will be repaid by Mr. Deason if prior to the one-year anniversary of his start date, Mr. Deason’s employment is terminated for any reason.  Mr. Deason also received a one-time relocation bonus equal to $159,535, which is subject to repayment if Mr. Deason terminates employment for any reason or if Garrett Motion Sàrl terminates Mr. Deason’s employment (other than for reason of redundancy) prior to the second anniversary of his start date.

Equity Awards

The goal of our long-term, equity-based incentive awards is to align the interests of our Named Executive Officers with the interests of our stockholders. Because vesting is based on continued service, our equity-based incentives also encourage the retention of our Named Executive Officers during the award vesting period.

2020-2022 Long Term Incentive Plan (“LTI Plan”)

Pursuant to the executives’ offer letters or employment agreements, each of Messrs. Rabiller, Deason, Bracke, Balis, Maironi and Mabru is eligible for an annual grant of equity awards with an initial target opportunity of 350%, 170%, 100%, 200%, 189% and 160%, respectively, of the executive’s annual base salary. Under our LTI Plan, the Compensation Committee granted awards, 60% in the form of PSUs and 40% in the form of Restricted Stock Units (“RSUs”) to our Named Executive Officers (other than Mr. Deason). For the LTI Plan, we increased the weighting of PSUs to 60% (previously 50% under the 2019-2021 Long-Term Incentive Plan (the “2019-2021 LTI Plan”)) and incorporated two relative metrics (Relative Organic Revenue Growth and relative TSR), as well as incorporated an Absolute TSR modifier for our PSU awards, in each case, in order to further align our Named Executive Officers’ compensation with shareholder outcomes. As a result of this update, we also eliminated the usage of stock options and increased the weighting of RSUs to 40% (previously 25% under the 2019-2021 LTI Plan).

The PSUs were eligible to vest based on the achievement of Relative Organic Revenue Growth, Adjusted Free Cash Flow Conversion, and relative TSR, weighted 30%, 30%, and 40%, respectively, over a three-year performance period from January 1, 2020 through December 31, 2022.  Achievement at or above maximum for each metric was capped at 200% of target. Additionally, the PSUs were subject to an Absolute TSR modifier.

In establishing the goals for the PSUs under the LTI Plan, Management and the Compensation Committee determined to include two relative measures – Relative Organic Revenue Growth, and relative TSR – to emphasize peer outperformance in a competitive landscape. In addition, the introduction of TSR as 40% of the PSUs signifies our commitment to provide superior returns to our shareholders. Adjusted Free Cash Flow Conversion remains an important part of the PSUs to further emphasize deleveraging the Company over the long term. At the time the program was approved, the Compensation Committee believed these metrics were aligned with feedback received from stockholder outreach discussions and were critical for executing the Company’s near- and long-term strategy.

Further, for the PSUs under the LTI Plan, we added an Absolute TSR component that would deliver up to an incremental 50% of the target PSUs depending on the stock price at the end of the performance period such that the maximum number of PSUs that may be earned under the LTI Plan was capped at 250% of target. The Company determined that including an Absolute TSR component will serve as a powerful means to incentivize share price appreciation back to and above the Company’s opening price per share of common stock on the date of the Spin-Off, October 1, 2018 (the “Spin-Off Price”). To that end, threshold performance to start earning a portion of the component was set at a 20% premium over the 30-day stock price average ($8.38) preceding the grant date, and the price to earn maximum for this component was established at $20, approximately 14% higher than the Spin-Off Price and 139% higher than the 30-day average price on the date of grant. Payouts would have been linear between the threshold and maximum depending on the resulting stock price.

The RSUs were eligible to vest in full on the third anniversary of the grant date, subject to continued employment.

We made the following grants of PSUs and RSUs under the LTI Plan to our Named Executive Officers in 2020, prior to the forfeiture of such awards effective July 1, 2020 in connection with the grant of the continuity awards, as described above:

Named Executive Officer	Aggregate Dollar- Denominated Value ($)	Target PSUs (#)	RSUs (#)
Olivier Rabiller	3,542,195	256,549	185,324
Sean Deason (1)	—	—	—
Peter Bracke	400,860	29,033	20,973
Craig Balis	899,611	65,156	47,067
Jérôme Maironi	956,399	69,269	50,038
Thierry Mabru	728,682	52,776	38,124

(1)	Mr. Deason joined our Company in June 2020 and therefore was not eligible to receive any grants under the LTI Plan in 2020.

As described above, as a condition to the approval of the continuity awards, effective July 1, 2020, the Named Executive Officers (other than Mr. Deason, who had not yet commenced employment and, accordingly, was not granted LTI Plan awards in February 2020) forfeited the PSUs and RSUs granted in February 2020 pursuant to the LTI Plan and such awards were cancelled.

2019-2020 Performance Plan (“Replacement Plan”)

Under our 2019-2020 Performance Plan (the “Replacement Plan”), we issued PSUs and performance cash units (“PCUs”) to certain of our Named Executive Officers that will vest in full on March 4, 2021, subject to company performance and continued employment through each vesting date, consistent with the vesting schedule that applied to corresponding Honeywell Performance Plan awards previously granted for the 2018-2020 performance period.  PCUs are dollar denominated and pay out in cash rather than equity. The PSUs and PCUs awarded under the Replacement Plan were scheduled to vest based on the achievement of Organic Revenue Growth, Adjusted EBITDA and Adjusted Free Cash Flow Conversion goals, weighted 20%, 40% and 40%, respectively, over a two-year performance period from January 1, 2019 through December 31, 2020.  Based on the Company’s actual performance with respect to Organic Revenue Growth, Adjusted EBITDA and Adjusted Free Cash Flow Conversion for the period from January 1, 2019 through December 31, 2020, the threshold targets were not met and PSUs and PCUs granted under the Replacement Plan were not earned.

Other Company Compensation and Benefit Programs for Fiscal 2020

In addition to the annual and long-term compensation programs described above, we provided the Named Executive Officers with benefits and limited perquisites consistent with those provided to other Company executives, as described below.

Severance Benefits

Certain of our Named Executive Officers’ employment agreements and offer letters provide that the executive is eligible to receive severance payments upon a qualifying involuntary termination of employment, including in connection with a change in control of our Company (as opposed to solely upon a “single-trigger” change in control). Additionally, we maintain a severance policy under which our Named Executive Officers are eligible to receive severance payments and benefits upon a qualifying termination, including in connection with a change in control. We believe that these protections serve to encourage continued attention and dedication to duties without distraction arising from the possibility of a change in control and provide the business with a smooth transition in the event of such a termination of employment in connection with a transaction. These severance and change in control arrangements are designed to retain certain of our executives in these key positions as we compete for talented executives in the marketplace where such protections are commonly offered. For a detailed description of the severance provisions contained in our Named Executive Officers’ employment agreements and offer letters and our severance policy, see “Summary of Potential Payments and Benefits—Termination Events” below.

Garrett Supplemental Savings Plan

We maintain the Garrett Supplemental Savings Plan for our executives in the United States. This plan provides our executives with the opportunity to defer pre-tax compensation and incentive compensation that cannot be contributed to our 401(k) savings plan due to IRS limitations. These amounts may be matched by Garrett, and the amount of such matching contributions are at our discretion. Matching contributions, if any, are immediately vested. Deferred compensation balances earn interest through the Fidelity U.S. Bond Index Fund, which is subject to change on a daily basis. This plan is explained in detail in the section entitled “Nonqualified Deferred Compensation—Fiscal Year 2020.” Mr. Balis does not actively contribute to the plan (and we are not actively making any matching contributions to his account); however, his account continues to earn interest under the plan. Mr. Balis elected to receive benefits under this plan in a lump sum, which amount will be paid on the later of six months or in January of the year following his separation from service.

Retirement Plan

Our Named Executive Officers are eligible to participate in Garrett’s pension plan sponsored in Switzerland and named “Columna Sammelstiftung Client Invest Winterthur”. For a detailed description of Garrett’s Swiss pension plan, see “Pension-Benefits-Fiscal Year 2020” below.

Comprehensive Benefits Package

We provide a competitive benefits package to all full-time employees, including the Named Executive Officers, which includes life insurance benefits.

Other Benefits and Perquisites

In 2020, the Named Executive Officers were eligible for benefits under the Company’s car policy (in the form of a company car or cash allowance) as it generally applies to executives in Switzerland, as well as reimbursements associated with legal representation, family, tax, legal and financial planning expenses. In 2020, we also provided Mr. Deason with relocation assistance in connection with his relocation to Switzerland.

Additional Compensation Components

In the future, we may provide different and/or additional compensation components, benefits and/or perquisites to our Named Executive Officers to ensure that we provide a balanced and comprehensive compensation structure. We believe that it is important to maintain flexibility to adapt our compensation structure to properly attract, motivate and retain the top executive talent for which we compete. All future practices regarding compensation components, benefits and/or perquisites will be subject to periodic review by the Compensation Committee.

Other Matters

Tax and Accounting Considerations

Section 409A of the Internal Revenue Code

Section 409A of the Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities, penalty taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our Named Executive Officers, so that they are either exempt from, or satisfy the requirements of, Section 409A of the Code.

Section 280G of the Internal Revenue Code

Section 280G of the Code disallows a tax deduction with respect to excess parachute payments to certain executives of companies that undergo a change in control. In addition, Section 4999 of the Code imposes a 20% penalty on the individual receiving the excess payment.

Parachute payments are compensation that is linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G of the Code based on the executive’s prior compensation. In approving the compensation arrangements for our Named Executive Officers in the future, the Compensation Committee will consider all elements of the cost to the Company of providing such compensation, including the potential impact of Section 280G of the Code. However, the Compensation Committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G of the Code and the imposition of excise taxes under Section 4999 of the Code when it believes that such arrangements are appropriate to attract and retain executive talent.

Accounting Standards

ASC Topic 718 requires us to calculate the grant date “fair value” of our stock-based awards using a variety of assumptions. ASC Topic 718 also requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of restricted stock, RSUs and performance units under our equity incentive award plans will be accounted for under ASC Topic 718. We have adopted ASU 2016-09, Improvements to Employee Share-Based

Payment Accounting, and elected to account for forfeitures of awards at the time of grant. The Compensation Committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align the accounting expense of our equity awards with our overall executive compensation philosophy and objectives.

Responsible Equity Grant Practices

Our equity grant practices ensure all grants are made on fixed grant dates and at exercise prices or grant prices equal to the fair market value of our Common Stock on such dates. Equity grants are awarded under our stockholder-approved plans and we do not backdate, reprice or grant equity awards retroactively. Our stockholder-approved equity plans prohibit repricing of awards or exchanges of underwater options for cash or other securities without stockholder approval.

Securities Trading Policy

Our policy on securities trading prohibits our directors, officers and employees from trading in our securities during certain designated blackout periods and otherwise while they are aware of material non-public information.

Prohibition on Hedging and Pledging

Our securities trading policy prohibits directors and executive officers, and their Related Parties (as defined in such policy), from purchasing any financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) or otherwise engaging in transactions that are designed to or have the effect of hedging or offsetting any decrease in the market value of the Company’s equity securities whether they are (1) granted by the Company as part of the person’s compensation; or (2) otherwise held, directly or indirectly. See “Additional Prohibited Transactions” above for more information about the securities trading policy.

Clawback Policy

We maintain a Clawback Policy which requires certain cash and equity incentive compensation to be repaid to the Company by its executive officers in the event of the Company being required to prepare an accounting restatement as a result of intentional or grossly negligent misconduct by such executive officer. The Clawback Policy also authorizes the Board, or a designated committee, to recoup bonus or incentive compensation (whether cash-based or equity-based) such executive officer received during the three fiscal years preceding the year the restatement is determined to be required, to the extent such bonus or incentive compensation exceeds what the executive officer would have received based on an applicable restated performance measure or target.

Stock Ownership Guidelines and Broad-Based Stock Ownership

In addition to the elements of executive officer compensation described above, we have adopted stock ownership guidelines pursuant to which our Named Executive Officers are required to hold a number of shares of our common stock having a market value equal to or greater than a multiple of each executive’s base salary. Until the applicable ownership guideline is achieved, each Named Executive Officer is required to retain at least 50% of the shares acquired from Company equity awards after payment (or withholding) of the exercise price, if applicable, and taxes. Once the applicable ownership guideline is achieved, the aforementioned retention ratio will no longer apply. If a Named Executive Officer’s share ownership subsequently falls back below the applicable ownership guideline and remains below the ownership guideline on a continuous basis for a period of more than 24 months, the Named Executive Officer will be required to comply again with the retention ratio until such time as the Named Executive Officer again achieves the ownership guidelines.

Our ownership guidelines are shown below. We believe the use of a retention ratio appropriately balances the need to work toward achieving these requirements with standard liquidity needs our Named Executive Officers may face. As of December 31, 2020, our Named Executive Officers (other than Mr. Deason), each of whom had previously met their share ownership requirements, each fell below their applicable ownership guidelines due to the cancellation of the LTI Plan.  Mr. Deason joined the Company in June 2020 and is continuing to grow his equity position in the Company.

Named Executive Officer	Ownership Guideline as a Multiple of Base Salary
Olivier Rabiller	5x
Sean Deason	3x
Peter Bracke	3x
Craig Balis	3x
Jérôme Maironi	3x
Thierry Mabru	2x

COMPENSATION COMMITTEE REPORT

The information contained in this Report of the Compensation Committee shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing (except to the extent that we specifically incorporate this information by reference) and shall not otherwise be deemed “soliciting material” or “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act (except to the extent that we specifically incorporate this information by reference).

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis and, based on such review and discussions, recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

COMPENSATION COMMITTEE

Carsten J. Reinhardt (Chair)

Carlos M. Cardoso

Maura J. Clark

Scott A. Tozier

Summary Compensation Table

The following table sets forth information concerning the compensation of our Named Executive Officers for the years ended December 31, 2020, 2019 and 2018.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)
Olivier Rabiller	2020	905,670	—	3,582,093	—	—	114,388	22,016	4,624,167
President and Chief Executive Officer	2019	897,923	276,011	2,830,817	790,273	452,735	92,521	29,221	5,369,501
	2018	639,476	597,178	5,251,916	373,670	418,942	127,988	25,053	7,434,223
Sean Deason Senior Vice President and Chief Financial Officer	2020	314,773	1,223,105	—	—	—	28,916	302,340	1,869,134
Peter Bracke	2020	424,528	473,919	406,755	—	—	76,704	22,016	1,403,922
Chief Transformation Officer and Former Vice President and Interim Chief Financial Officer	2019	392,552	110,668	472,177	91,313	80,177	65,444	21,505	1,233,836
Craig Balis	2020	402,520	—	914,285	—	—	92,872	27,284	1,436,961
Senior Vice President and Chief Technology Officer	2019	402,431	158,707	852,143	200,710	76,793	78,306	139,763	1,908,853
	2018	390,764	272,095	1,030,513	279,070	153,340	187,932	106,704	2,420,418
Jérôme Maironi	2020	452,835	—	989,904	—	—	70,823	42,856	1,556,418
Senior Vice President, General Counsel and Corporate Secretary	2019	452,735	—	875,153	213,377	122,312	65,732	210,923	1,940,232
	2018	429,418	77,094	1,208,459	264,880	187,644	17,944	231,738	2,417,177
Thierry Mabru	2020	407,552	—	838,186	—	—	79,660	22,016	1,347,414
Senior Vice President, Integrated Supply Chain	2019	407,461	119,604	672,721	162,570	77,971	65,674	20,826	1,526,827
	2018	379,693	222,685	962,142	205,755	148,990	65,034	21,775	2,006,074

(1)

Base salary and other compensation values in this Summary Compensation Table originally denoted in local currency (CHF) have been converted to USD using the average exchange rate for the year-ended December 31, 2020 under GAAP of 1 USD to 0.94023 CHF.

(2)

Amounts for Mr. Deason represent a one-time sign on bonus in the amount of $1,063,570 and a one-time relocation bonus in the amount of $159,535. Amount for Mr. Bracke represents a one-time retention bonus. The one-time sign on and relocation bonuses for Mr. Deason and one-time retention bonus for Mr. Bracke are each subject to repayment in connection with certain terminations of employment, as described further under “Elements of Executive Compensation—Retention and Sign on Bonuses”. In accordance with SEC rules, the respective values associated with the one-time continuity awards granted to each Named Executive Officer (other than Mr. Deason) in 2020 are included in the column titled “Stock Awards.” See footnote (3), below, for additional information on the continuity awards.

(3)

Amounts for 2020 represent the grant date fair value of Company RSU awards and PSU awards granted in 2020 to each of our Named Executive Officers, other than Mr. Deason. The amounts shown for the non-TSR portion of the 2020 Company PSU awards are based on the probable outcome of the performance conditions. The grant date fair value of the TSR portion of the 2020 Company PSU awards is based on a Monte Carlo valuation model, which determines potential award-payout results by simulating future stock prices of the Company and peer companies. Monte Carlo modeling assumptions included (i) stock price volatility (based on 2.84-year historical volatility of daily stock prices) of 53.81% for the Company and an average of 39.20% for the peer companies; (ii) stock price correlation coefficient between the Company and the peer companies (based on 2.84-year historical daily stock price changes) of 0.56; (iii) risk-free interest rate of 0.85%; and (iv) starting TSR (for the 30-day period immediately preceding the beginning of the performance period) of -34.7% for the Company. The fair value of 2020 TSR portion of the Company PSU awards was determined to be $9.64, or 139.0% of the grant-date stock price of $6.94. The value for each Company PSU award, granted under the LTI Plan, as of the grant date, assuming the maximum level of performance, is $5,737,274, $649,275, $1,457,102, $1,549,081 and $1,180,244 for Messrs. Rabiller, Bracke, Balis, Maironi and Mabru, respectively. As described further under “Elements of Executive Compensation—Continuity Awards”, as a condition to the receipt of the continuity awards, effective July 1, 2020, the Named Executive Officers (other than Mr. Deason) forfeited the Company RSU awards and

PSU awards granted in 2020 and such awards were cancelled. In accordance with applicable SEC rules, the amounts for 2020 also includes the incremental fair value associated with the modified awards, including the subsequent grant of the continuity awards, calculated in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”), in the following amounts: $39,898, $5,895, $14,674, $33,504 and $109,504 for Messrs. Rabiller, Bracke, Balis, Maironi and Mabru, respectively.

(4)

The change in pension value includes the increase in vested benefits in 2020 under our Swiss pension scheme attributable to employer contributions and allocated interest. See “Nonqualified Deferred Compensation—Fiscal Year 2020” for a detailed discussion of the Garrett Supplemental Savings Plan and “Pension Benefits—Fiscal Year 2020” for a detailed discussion of the Garrett Swiss Plan.

(5)	For 2020, “All Other Compensation” consists of the following:

Item	Olivier Rabiller	Sean Deason		Peter Bracke	Craig Balis	Jérôme Maironi	Thierry Mabru
Car Allowance or Car Lease ($)	22,016	11,559		22,016	22,016	22,016	22,016
Tuition Reimbursement ($)	—	145,404		—	—	—	—
Tax Planning ($)	—	1,988		—	5,268	20,840	—
Tax Gross-Up ($)	—	143,390	(1)	—	—	—	—
Total ($)	22,016	302,340		22,016	27,284	42,856	22,016

(1)	Amount represents a tax gross-up related to Mr. Deason’s relocation bonus.

GRANTS OF PLAN-BASED AWARDS—FISCAL YEAR 2020

The following table shows all plan-based awards which the Company granted to the Named Executive Officers during 2020.

				Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Name	Award Type	Performance Plan	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Olivier Rabiller	ICP (2)	—	—	299,129	1,196,516	2,393,031	—	—	—	—	—	—	—
	PSU	LTI Plan	02/28/2020(3)	—	—	—	64,137	256,549	641,373	—	—	—	2,294,093
	RSU	LTI Plan	02/28/2020(4)	—	—	—	—	—	—	185,324	—	—	1,288,000
Peter Bracke	ICP (2)	—	—	53,178	212,714	425,428	—	—	—	—	—	—	—
	PSU	LTI Plan	02/28/2020(3)	—	—	—	7,258	29,033	72,583	—	—	—	260,996
	RSU	LTI Plan	02/28/2020(4)	—	—	—	—	—	—	20,973	—	—	145,758
Craig Balis	ICP (2)	—	—	63,814	255,257	510,513	—	—	—	—	—	—	—
	PSU	LTI Plan	02/28/2020(3)	—	—	—	16,289	65,156	162,890	—	—	—	587,174
	RSU	LTI Plan	02/28/2020(4)	—	—	—	—	—	—	47,067	—	—	327,111
Jérôme Maironi	ICP (2)	—	—	77,774	311,094	622,188	—	—	—	—	—	—	—
	PSU	LTI Plan	02/28/2020(3)	—	—	—	17,317	69,269	173,173	—	—	—	642,144
	RSU	LTI Plan	02/28/2020(4)	—	—	—	—	—	—	50,038	—	—	347,760
Thierry Mabru	ICP (2)	—	—	64,612	258,447	516,895	—	—	—	—	—	—	—
	PSU	LTI Plan	02/28/2020(3)	—	—	—	13,194	52,776	131,940	—	—	—	573,226
	RSU	LTI Plan	02/28/2020(4)	—	—	—	—	—	—	38,124	—	—	264,960

(1)

The amounts shown represent the grant date fair value calculated in accordance with ASC 718.  The amounts shown for the non-TSR portion of the 2020 Company PSU awards are based on the probable outcome of the performance conditions. The grant date fair value of the TSR portion of the 2020 Company PSU awards is based on a Monte Carlo valuation model, which determines potential award-payout results by simulating future stock prices of the Company and peer companies. Monte Carlo modeling assumptions included (i) stock price volatility (based on 2.84-year historical volatility of daily stock prices) of 53.81% for the Company and an average of 39.20% for the peer companies; (ii) stock price correlation coefficient between the Company and the peer companies (based on 2.84-year historical daily stock price changes) of 0.56; (iii) risk-free interest rate of 0.85%; and (iv) starting TSR (for the 30-day period immediately preceding the beginning of the performance period) of -34.7% for the Company. The fair value of 2020 TSR portion of the Company PSU awards was determined to be $9.64, or 139.0% of the grant-date stock price of $6.94. As described further under “Elements of Executive Compensation—Continuity Awards”, as a condition to receipt of the continuity awards, effective July 1, 2020, the Named Executive Officers (other than Mr. Deason) forfeited the Company RSU awards and PSU awards granted in 2020 and such awards were cancelled. In accordance with applicable SEC rules, the amounts for 2020 also includes the incremental fair value associated with the modified awards, including the subsequent grant of the continuity awards, calculated in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”), in the following amounts: $39,898, $5,895, $14,674, $33,504 and $109,504 for Messrs. Rabiller, Bracke, Balis, Maironi and Mabru, respectively.

(2)

The amounts shown represent the range of potential payouts under the 2020 ICP based on Company performance. For 2020, the awards under the ICP were prorated based on the Named Executive Officer’s target incentive, and annual base salary, before and after any salary increases, as applicable, and the number of days in the year such target incentive and annual base salary was in effect.  As described further under “Elements of Executive Compensation—Continuity Awards”, as a condition to receipt of the continuity awards, effective July 1, 2020, the Named Executive Officers (other than Mr. Deason) waived their participation in the 2020 ICP. See “Elements of Executive Compensation—Short-Term Incentive Compensation Plan (“ICP”) Awards” for a detailed discussion of the 2020 ICP.

(3)

On February 28, 2020, the Compensation Committee approved an award of PSUs pursuant to the LTI Plan for each Named Executive Officer (other than Mr. Deason). The amounts shown represent the threshold, target, and maximum awards for the PSUs. The performance period for the PSUs was scheduled to end on December 31, 2021.  As described further under “Elements of Executive Compensation—Continuity Awards”, as a condition to receipt of the continuity awards, effective July 1, 2020, the Named Executive Officers (other than Mr. Deason) forfeited the Company PSU awards granted in 2020 and such awards were cancelled.

(4)

On February 28, 2020, the Compensation Committee approved an award of RSUs pursuant to the LTI Plan for each Named Executive Officer (other than Mr. Deason), which was scheduled to vest in full on the third anniversary of the grant date, subject to continued employment. As described further under “Elements of Executive Compensation—Continuity Awards”, as a condition to receipt of the continuity awards, effective July 1, 2020, the Named Executive Officers (other than Mr. Deason) forfeited the Company RSU awards granted in 2020 and such awards were cancelled.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The material terms of the employment agreements and/or offer letters with each of our Named Executive Officers, as in effect in 2020, are described below.

President and Chief Executive Officer—Olivier Rabiller.

On May 2, 2018, Honeywell entered into an offer letter with Mr. Rabiller appointing him as President and Chief Executive Officer of the Company, which became effective upon the completion of the Spin-Off. The letter provides Mr. Rabiller with an annual base salary of $889,786 (which was $957,213 in 2020) and an annual cash incentive target opportunity under the ICP equal to 100% of his annual base salary (which was 125% in 2020), and other elements of his compensation.

Additionally, under the offer letter, Mr. Rabiller is eligible for an annual grant of equity awards with an initial target opportunity of 325% of annual base salary (which was 350% in 2020). Mr. Rabiller’s annual equity award will be determined by the Board and will be based on his individual performance. Further, in connection with the successful completion of the Spin-Off and pursuant to his offer letter, Mr. Rabiller received a grant of Company RSUs valued at $4,300,000, which vests in two equal installments on each of the third and fourth anniversaries of the Spin-Off, subject to continued employment through each vesting date.

In addition, Mr. Rabiller is eligible to receive vacation benefits in accordance with Company policy.

In the event of Mr. Rabiller’s involuntary termination of employment without cause, he will be entitled to certain payments, as described under “Summary of Potential Payments and Benefits—Termination Events” below. Mr. Rabiller’s offer of employment is also contingent upon his execution of the Company’s intellectual property and non-competition agreements, which include two-year post-termination non-competition and non-solicitation restrictions and customary confidentiality provisions.

Senior Vice President and Chief Financial Officer—Sean Deason.

On May 29, 2020, the Company and Garrett Motion Sàrl entered into an employment agreement with Mr. Deason appointing him as Senior Vice President and Chief Financial Officer of the Company effective June 15, 2020. The agreement provides Mr. Deason with an annual base salary of $606,235 and an annual cash incentive target opportunity under the ICP equal to 80% of his annual base salary.

In addition, pursuant to his employment agreement, Mr. Deason received a one-time sign-on bonus of $1,063,570. The sign-on bonus will be repaid by Mr. Deason if prior to the one-year anniversary of his start date, Mr. Deason’s employment is terminated for any reason.  Mr. Deason also received a one-time relocation bonus equal to $159,535, which is subject to repayment if Mr. Deason terminates employment for any reason or if Garrett Motion Sàrl terminates Mr. Deason’s employment (other than for reason of redundancy) prior to the second anniversary of his start date. Additionally, under the employment agreement, Mr. Deason is eligible for an annual grant of equity awards with an initial target opportunity of 170% of annual base salary. Mr. Deason’s annual equity award will be determined by the Board and will be based on his individual performance.

Mr. Deason is also eligible to receive vacation benefits in accordance with Company policy, a cash car allowance in the amount of $1,835 per month and tuition reimbursement. Mr. Deason’s employment agreement also includes two-year post-termination non-competition restrictions and one-year post-termination non-solicitation restrictions.

In the event of Mr. Deason’s involuntary termination of employment without cause, he will be entitled to certain payments, as described under “Summary of Potential Payments and Benefits—Termination Events” below. Mr. Deason’s offer of employment is also contingent upon his execution of the Company’s intellectual property and non-competition agreements, which include customary confidentiality provisions.

Chief Transformation Officer and Former Interim Chief Financial Officer—Peter Bracke.

On September 15, 2015, Honeywell Technologies Sàrl, a subsidiary of Honeywell, entered into an employment agreement with Mr. Bracke appointing him as ECC Vice President and CFO. The agreement was amended in September 2019 when Mr. Bracke was appointed as our Interim Chief Financial Officer, and further amended on June 8, 2020 when Mr. Bracke stepped down as our Interim Chief Financial Officer and was appointed as our Chief Transformation Officer.

Prior to the amendment in June 2020, Mr. Bracke’s agreement provided Mr. Bracke with an annual base salary of $473,919 and an annual cash incentive target opportunity under the ICP equal to 60% of his annual base salary. Pursuant to the June 2020 amendment, the agreement provides Mr. Bracke’s with an annual base salary of $425,428, effective July 1, 2020, and an annual cash incentive target opportunity under the ICP equal to 50% of his annual base salary.

Mr. Bracke is eligible for an annual grant of equity awards with an initial target opportunity of 100% of annual base salary, Mr. Bracke’s annual equity award will be determined by the Board. Additionally, under the amended employment agreement, Mr. Bracke received a restricted stock unit award in September 2019 valued at $200,000. The award will vest in full on the second anniversary of the grant date, subject to Mr. Bracke’s continued employment through such date.

In addition, Mr. Bracke is eligible to receive vacation benefits in accordance with Company policy.

In the event of Mr. Bracke’s involuntary termination of employment without cause, he will be entitled to certain payments, as described under “Summary of Potential Payments and Benefits—Termination Events” below.

Other Named Executive Officers—Craig Balis, Thierry Mabru, and Jérôme Maironi.

Honeywell entered into offer letters with each of Messrs. Balis, Mabru, and Maironi.

The offer letters for Messrs. Balis, Mabru, and Maironi each provide for an annual base salary of $409,097, $414,211, and $460,234, respectively, and an annual cash incentive target opportunity under the ICP equal to 55%, 55% and 60% of the executive’s annual base salary, respectively, which were increased to 60%, 60% and 65%, respectively, in February 2020 after taking into consideration industry and market data, mix of target compensation for each executive.

Additionally, under the offer letters, each of Messrs. Balis, Mabru, and Maironi is eligible for an annual grant of equity awards with an initial target opportunity of 200%, 160% and 189%, respectively, of the executive’s annual base salary. Annual equity awards will be determined by the Board and are based on the executive’s individual performance.

Under the offer letters and in connection with the successful completion of the Spin-Off, each of Messrs. Balis, Mabru, and Maironi also received grants of Company RSUs valued at $800,000 for Messrs. Balis and Mabru and $1,000,000 for Mr. Maironi. The awards vest in two equal installments on each of the third and fourth anniversaries of the Spin-Off, subject to continued employment through each vesting date.

In addition, Messrs. Balis, Mabru, and Maironi are eligible to receive vacation benefits in accordance with Company policy. Further, Mr. Maironi is also entitled to relocation assistance in connection with his relocation to Switzerland in accordance with Company policy.

In the event of Messrs. Balis, Mabru, or Maironi’s involuntary termination of employment without cause, they will be entitled to certain payments, as described under “Summary of Potential Payments and Benefits—Termination Events” below. The offer letters for Messrs. Balis, Mabru and Maironi are also contingent upon the execution of the Company’s intellectual property and non-competition agreements, which include two-year post-termination non-competition and non-solicitation provisions and customary confidentiality provisions.

Modification of LTI Plan Awards

As described above, in June 2020, in response to the unprecedented and ongoing market uncertainty resulting from the COVID-19 pandemic and in connection with the Board’s evaluation of strategic alternatives for the Company, the Compensation Committee determined to revise the Company’s 2020 compensation program and issued one-time cash continuity awards to ensure effective retention and motivation of key individuals, including the Named Executive Officers (other than Mr. Deason).  As a condition to the approval of the continuity awards, such Named Executive Officers forfeited the RSUs and PSUs granted in February 2020 under the LTI Plan, effective July 1, 2020 and subsequently, those awards were cancelled. The grant date fair value of such awards, including the incremental fair value of the awards upon modification in connection with the cancellation and subsequent issuance of the continuity awards, is reported in the Summary Compensation Table and Grants of Plan-Based Awards Table above.

Outstanding Equity Awards At 2020 Fiscal Year-End

The following table shows all outstanding Company equity awards held by the named executive officers as of December 31, 2020:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)(1)
Olivier Rabiller	7/29/2016	—	—	—	—	57,083(2)	252,878	—	—
	2/28/2017	—	—	—	—	12,312(3)	54,542	—	—
	2/27/2018	—	—	—	—	14,601(4)	64,682	—	—
	2/27/2018	—	—	—	—	10,100(12)	44,743	—	—
	10/1/2018	—	—	—	—	232,440(5)	1,029,709	—	—
	3/4/2019	—	—	—	—	48,873(6)	216,507	—	—
	3/4/2019	—	—	—	—	—	—	97,745(7)	433,010
	3/4/2019	27,138	81,416(8)	16.17	3/4/2029	—	—	—	—
Craig Balis	2/27/2014	—	—	—	—	16,864(9)	74,708	—	—
	2/28/2017	—	—	—	—	6,995(3)	30,988	—	—
	7/27/2017	—	—	—	—	18,519(10)	82,039	—	—
	2/27/2018	—	—	—	—	15,346(11)	67,983	—	—
	2/27/2018	—	—	—	—	7,543(12)	33,415	—	—
	10/1/2018	—	—	—	—	43,250(5)	191,598	—	—
	3/4/2019	—	—	—	—	12,413(6)	54,990	—	—
	3/4/2019	—	—	—	—	—	—	24,825(7)	109,975
	3/4/2019	6,892	20,678(8)	16.17	3/4/2029	—	—	—	—
Jérôme Maironi	7/25/2014	—	—	—	—	11,753(13)	52,066	—	—
	2/28/2017	—	—	—	—	7,835(3)	34,709	—	—
	2/27/2018	—	—	—	—	14,528(11)	64,359	—	—
	2/27/2018	—	—	—	—	7,159(12)	31,714	—	—
	10/1/2018	—	—	—	—	54,060(5)	239,486	—	—
	3/4/2019	—	—	—	—	13,196(6)	58,458	—	—
	3/4/2019	—	—	—	—	—	—	26,392(7)	116,917
	3/4/2019	7,327	21,983(8)	16.17	3/4/2029	—	—	—	—
Thierry Mabru	7/31/2015	—	—	—	—	9,875(14)	43,746	—	—
	2/28/2017	—	—	—	—	5,429(3)	24,050	—	—
	7/27/2017	—	—	—	—	15,432(10)	68,364	—	—
	2/27/2018	—	—	—	—	11,350(11)	50,281	—	—
	2/27/2018	—	—	—	—	5,561(12)	24,635	—	—
	10/1/2018	—	—	—	—	43,250(5)	191,598	—	—
	3/4/2019	—	—	—	—	10,054(6)	44,539	—	—
	3/4/2019	—	—	—	—	—	—	20,108 (7)	89,078
	3/4/2019	5,582	16,749(8)	16.17	3/4/2029	—	—	—	—
Peter Bracke	9/24/2015	—	—	—	—	9,824(15)	43,520	—	—
	2/28/2017	—	—	—	—	8,394(3)	37,185	—	—
	2/27/2018	—	—	—	—	6,538(11)	28,963	—	—
	2/27/2018	—	—	—	—	3,196(12)	14,158	—	—
	3/4/2019	3,135	9,408(8)	16.17	3/4/2029	—	—	—	—
	3/4/2019	—	—	—	—	11,185(16)	49,550	—	—
	3/4/2019	—	—	—	—	5,647(6)	25,016	—	—
	9/6/2019	—	—	—	—	20,111(17)	89,092	—	—

(1)	Market value is determined based on the closing price of our common stock on December 31, 2020 or $4.43 per share.

(2)

On July 29, 2016, the Honeywell MDCC approved an award of Honeywell RSUs for Mr. Rabiller, scheduled to vest in substantially equal installments on each of the third, fifth and seventh anniversaries of the grant date, subject to continued employment on the applicable vesting date. These Honeywell RSUs were converted into Company RSUs in connection with the Spin-Off.

(3)

On February 28, 2017, the Honeywell MDCC approved an award of Honeywell RSUs for each Named Executive Officer (other than Mr. Deason), scheduled to vest in substantially equal installments on the second, third and fourth anniversaries of the grant date. These Honeywell RSUs were converted into Company RSUs in connection with the Spin-Off.

(4)

On February 27, 2018, the Honeywell MDCC approved an award of Honeywell RSUs for Mr. Rabiller, scheduled to vest in substantially equal installments on the second, fourth and sixth anniversaries of the grant date, subject to continued employment on the applicable vesting date. These Honeywell RSUs were converted into Company RSUs in connection with the Spin-Off.

(5)

Pursuant to the offer letters or employment agreement, each entered into in connection with the Spin-Off, on October 1, 2018, we granted Messrs. Rabiller, Balis, Maironi and Mabru awards of Company RSUs, which vest in two equal installments on each of the third and fourth anniversaries of the Spin-Off, subject to continued employment on the applicable vesting date.

(6)

On March 4, 2019, the Compensation Committee approved an award of Company RSUs pursuant to the LTI Plan for each Named Executive Officer (other than Mr. Deason), which will vest in full on the third anniversary of the grant date, subject to continued employment on the vesting date.

(7)

On March 4, 2019, the Compensation Committee approved an award of PSUs pursuant to the LTI Plan for Messrs. Rabiller, Balis, Maironi and Mabru. The performance period for the PSUs will end on December 31, 2021. In accordance with the SEC rules, the number of PSUs shown pursuant to the LTI Plan represents the number of performance shares that may be earned during the performance period based on target performance.

(8)

On March 4, 2019, the Compensation Committee approved an award of stock options pursuant to the LTI Plan for each Named Executive Officer (other than Mr. Deason), each of which will vest in equal 25% installments over a four-year period, subject to continued employment through the applicable vesting date, and expire ten years from the date of grant.

(9)

On February 27, 2014, the Honeywell MDCC approved an award of Honeywell RSUs for Mr. Balis, scheduled to vest in substantially equal installments on the fifth and seventh anniversaries of the grant date, subject to continued employment on the applicable vesting date. These Honeywell RSUs were converted into Company RSUs in connection with the Spin-Off.

(10)

On July 27, 2017, the Honeywell MDCC approved awards of Honeywell RSUs for Messrs. Balis and Mabru, each scheduled to vest in substantially equal installments on the second, fourth and sixth anniversaries of the grant date, subject to continued employment on the applicable vesting date. These Honeywell RSUs were converted into Company RSUs in connection with the Spin-Off.

(11)

On February 27, 2018, the Honeywell MDCC approved awards of Honeywell RSUs for each of Messrs. Balis, Maironi, Mabru and Bracke, each scheduled to vest in full on the third anniversary of the grant date, subject to continued employment on the applicable vesting date. These Honeywell RSUs were converted into Company RSUs in connection with the Spin-Off.

(12)

On February 27, 2018, the Honeywell MDCC approved an award of Honeywell RSUs for each Named Executive Officer (other than Mr. Deason), scheduled to vest in substantially equal installments on the first, second, third and fourth anniversaries of the grant date. These Honeywell RSUs were converted into Company RSUs in connection with the Spin-Off.

(13)

On July 25, 2014, the Honeywell MDCC approved an award of Honeywell RSUs for Mr. Maironi, scheduled to vest in substantially equal installments on the fifth and seventh anniversaries of the grant date, subject to continued employment on the applicable vesting date. These Honeywell RSUs were converted into Company RSUs in connection with the Spin-Off.

(14)

On July 31, 2015, the Honeywell MDCC approved an award of Honeywell RSUs for Mr. Mabru, scheduled to vest in substantially equal installments on the fifth and seventh anniversaries of the grant date, subject to continued employment on the applicable vesting date. These Honeywell RSUs were converted into Company RSUs in connection with the Spin-Off.

(15)

On September 24, 2015, the Honeywell MDCC approved an award of Honeywell RSUs for Mr. Bracke, scheduled to vest in substantially equal installments on the fifth and seventh anniversaries of the grant date. These Honeywell RSUs were converted into Company RSUs in connection with the Spin-Off.

(16)	On March 4, 2019, the Compensation Committee approved an award of Company RSUs pursuant to the Replacement Plan for Mr. Bracke, which will vest in full on March 4, 2021, subject to continued service.

(17)

On September 6, 2019, the Compensation Committee approved an award of Company RSUs to Mr. Bracke in connection with his appointment as Interim Chief Financial Officer. The RSUs will vest in full on the second anniversary of the grant date, subject to continued employment.

Option Exercises and Stock Vested—Fiscal Year 2020

The following table shows the number of shares acquired upon the vesting of Company stock awards for 2020 and the value realized upon such vesting.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Olivier Rabiller	118,323	811,068
Sean Deason	—	—
Peter Bracke	97,645	566,074
Craig Balis	81,482	513,129
Jérôme Maironi	66,435	397,578
Thierry Mabru	55,439	330,420

(1)	Represents the amounts realized based on the fair market value of our common stock on the vesting date.

Pension Benefits—Fiscal Year 2020

The following table provides summary information about the pension benefits that have been earned by our Named Executive Officers in 2020. For 2020, the Named Executive Officers all participated in a pension plan sponsored in Switzerland and named “Columna Sammelstiftung Client Invest Winterthur” (the “Garrett Swiss Plan”). Garrett Swiss Plan benefits depend on each Named Executive Officer’s annual contribution election and age. The column in the table below entitled “Present Value of Accumulated Benefits” represents the value of the employer contributions in the Garrett Swiss Plan with related interest, converted to U.S. dollars.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
Olivier Rabiller	Garrett Swiss Plan (1)	10	776,709
Sean Deason	Garrett Swiss Plan (1)	0.5	28,916
Peter Bracke	Garrett Swiss Plan (1)	11.8	663,515
Craig Balis	Garrett Swiss Plan (1)	6.6	559,204
Jérôme Maironi	Garrett Swiss Plan (1)	2.5	159,281
Thierry Mabru	Garrett Swiss Plan (1)	9.8	494,603

(1)	Garrett Swiss Plan benefits are not dependent upon years of credited service.

Garrett Swiss Plan Information

The Garrett Swiss Plan is a broad-based pension plan in which all of Garrett’s Swiss-based employees participate, as well as our Named Executive Officers. The Garrett Swiss Plan complies with Swiss tax requirements applicable to broad-based pension plans. Normal retirement age under the Garrett Swiss Plan is 65, for men, and 64, for women. All benefits are immediately vested.

The Named Executive Officers can contribute to the Garrett Swiss Plan based on their age at rates that range from 5%-11% of pensionable salary with additional contributions for death and disability benefits. Employer contributions are also based on the Named Executive Officer’s age at rates that range from 5.5%-11.5% of pensionable salary with additional contributions for death and disability benefits. For 2020, participants received an interest rate of return of 4.5%.

The Garrett Swiss Plan defines pensionable salary as the sum of annual base salary, sales incentives/commissions, bonuses, gratuities and gifts for service years, in each case, while taking into account any changes to compensation have been agreed to for the applicable year, minus the annual coordination amount and limited to the Garrett Swiss Plan’s annual pay limit. For 2020, the annual coordination amount was $26,467 and the Garrett Swiss Plan’s annual pay limit was $848,047.

Annual benefits under the Garrett Swiss Plan are calculated at a Named Executive Officer’s retirement date and are equal to a percentage of the Named Executive Officer’s account balance specified in the Garrett Swiss Plan based on his age and retirement year. The normal payment form is a joint and 60% survivor annuity with the member’s surviving spouse, with a lump sum option. Swiss pension law requires participants who were covered by the pension plan of another employer to transfer the termination benefit of that pension plan into the Garrett Swiss Plan. Participants are permitted to withdraw part of the termination benefit, or pledge the termination benefit, for home ownership.

Nonqualified Deferred Compensation—Fiscal Year 2020

The following table provides information on the defined contribution or other plans that during 2020 provided for deferrals of compensation to our Named Executive Officer’s on a basis that is not tax-qualified.

Name	Plan	Executive Contributions in 2020 ($)	Registrant Contributions in 2020 ($)	Aggregate Earnings in 2020 ($)	Aggregate Withdrawals /Distributions ($)	Aggregate Balance as of December 31, 2020 ($)
Craig Balis	Garrett Supplemental Savings Plan(1)	—	—	27,910	—	385,788

(1)

In 2020, Mr. Balis participated in the Garrett Supplemental Savings Plan. Mr. Balis does not contribute to the plan (and Garrett is not actively making any matching contributions to his account); however, his account continues to earn interest under the plan. All deferred compensation amounts are unfunded and unsecured obligations of Garrett and are subject to the same risks as any of Garrett’s general obligations. No amounts reported in the table above for Mr. Balis have been reported in our Summary Compensation Table for 2018, 2019 or 2020.

Supplemental Savings Plan (“SSP”)

The SSP is a U.S. nonqualified deferred compensation plan that permits executives to defer the portion of their pre-tax compensation and incentive compensation that could not be contributed to Garrett’s tax-qualified 401(k) plan due to the annual deferral and compensation limits imposed by the Internal Revenue Code and/or up to an additional 25% of base annual salary for the plan year. Employer matching contributions are discretionary and immediately vested.

Participant deferrals are credited with a rate of interest, compounded daily, based on the Fidelity U.S. Bond Index Fund. The rate is subject to change daily, and for 2020, the average rate was 7.8%.

Mr. Balis elected to receive his SSP benefits in a lump sum, which amount will be paid on the later of six months or in January of the year following his separation from service. Amounts deferred cannot be withdrawn before the distribution date for any reason.

Summary of Potential Payments and Benefits—Termination Events

Overview

This section describes the benefits payable to our Named Executive Officers in two circumstances:

•	Termination of Employment; and
•	Change in Control

Employment Agreements and Offer Letters

Olivier Rabiller. Under Mr. Rabiller’s offer letter, upon an involuntary termination of employment, other than for cause, Mr. Rabiller will be entitled to 24 months of base salary continuation and target incentive compensation, which will be extended to 36 months in the case of such termination within two years after a change in control of the Company.

Company Severance Plan

Our Named Executive Officers are eligible for severance payments and benefits upon a qualifying termination of employment under our Company severance plan. Upon an involuntary termination of employment by the Company, the Named Executive Officers are entitled to 18 months of base salary continuation, target incentive compensation prorated for the severance period and continued health and welfare benefits for the duration of the severance period, in each case, which will be extended to 24 months in the case of such termination following a change in control. We do not provide our Named Executive Officers, all of whom reside in Switzerland, with continued health and welfare benefits upon a qualifying termination of employment as these benefits typically are provided by the government.

Garrett 2018 Stock Incentive Plan

Under the terms of the 2018 Plan and applicable award agreements, in the event of a change in control, if (i) the successor corporation does not assume or substitute outstanding equity awards or (ii) if outstanding equity awards are assumed or substituted and the executive is terminated without “cause” or for “good reason” (each as defined in the 2018 Plan) within 24 months of the change in control, such equity awards will immediately vest (with PSU awards vesting at target or other substantially achieved performance as determined by the Compensation Committee and PCU awards vesting based on actual performance on a pro-rated basis) and, if applicable, become exercisable immediately prior to the change in control transaction.  Upon death or disability, any outstanding equity awards held by the executive will immediately vest and, if applicable, become exercisable (with PSU and PCU awards vesting based on actual performance and on a prorated basis).

Summary of Potential Payments Upon Termination or Change in Control

The following table summarizes the payments that would be made to our Named Executive Officers upon the occurrence of certain qualifying terminations of employment or a change in control, in any case, occurring on December 31, 2020. Amounts shown do not include (i) accrued but unpaid base salary through the date of termination, or (ii) other benefits earned or accrued by the Named Executive Officer during his employment that are available to all salaried employees, such as accrued vacation, and assume that any successor company in a change in control assumed or substituted awards for any outstanding awards under the 2018 Plan. Pension and nonqualified deferred compensation benefits, which are described elsewhere in this filing, are not included in the table below in accordance with the applicable disclosure requirements, even though they may become payable at the times specified in the table.

Name	Benefit	Death ($)	Disability ($)	Termination Without Cause (no Change in Control) ($)	Termination Without Cause in Connection with a Change in Control ($)
Olivier Rabiller	Cash	—	—	4,307,457	6,461,186
	Equity Acceleration (1)	2,096,072	2,096,072	—	2,469,864
	All Other Payments or Benefits	—	—	—	—
	Total	2,096,072	2,096,072	4,307,457	8,931,050
Sean Deason	Cash	—	—	1,636,834	3,273,668
	Equity Acceleration (1)	—	—	—	—
	All Other Payments or Benefits	—	—	—	—
	Total	—	—	1,636,834	3,273,668
Peter Bracke	Cash	—	—	957,213	1,276,284
	Equity Acceleration (1)	287,485	287,485	—	338,752
	All Other Payments or Benefits	—	—	—	—
	Total	287,485	287,485	957,213	1,615,036
Craig Balis	Cash	—	—	1,021,028	1,361,370
	Equity Acceleration (1)	645,695	645,695	—	760,841
	All Other Payments or Benefits	—	—	—	—
	Total	645,695	645,695	1,021,028	2,122,211
Jérôme Maironi	Cash	—	—	1,184,550	1,579,401
	Equity Acceleration (1)	597,709	597,709	—	704,298
	All Other Payments or Benefits	—	—	—	—
	Total	597,709	597,709	1,184,550	2,283,699
Thierry Mabru	Cash	—	—	1,033,790	1,378,385
	Equity Acceleration (1)	536,291	536,291	—	631,928
	All Other Payments or Benefits	—	—	—	—
	Total	536,291	536,291	1,033,790	2,010,313

(1)

Represents the sum of the values attributable to the accelerated vesting of the unvested portion of all outstanding Company Stock Options, RSUs and PSUs held by the executive officer as of December 31, 2020. The value of the accelerated equity awards was calculated based on the closing price of our common stock on December 31, 2020 ($4.43). Upon the death or disability of the executive, PSUs and PCUs will accelerate and vest based on actual performance through the completion of the performance period and will be prorated for the date of termination. We have estimated for purposes of this disclosure that PSUs and PCUs awarded under the applicable Company Long-Term Incentive Plan are valued based on projecting their performance as of December 31, 2020 through the end of the performance period. Note, however, that the value of these accelerated PSU and PCU awards would ultimately reflect actual performance and, accordingly the amounts payable in respect of such PSU and PCU awards under this scenario could be greater or less than the amounts reported.

CEO Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information regarding the relationship of the annual total compensation of our median employee to the annual total compensation of Olivier Rabiller, our CEO. We consider the pay ratio specified below to be a reasonable estimate, calculated in a manner that is intended to be consistent with the requirements of Item 402(u) of Regulation S-K.

For 2020, our last completed fiscal year:

•	the annual total compensation of the employee who represents our median compensated employee (other than our CEO) was $27,408; and
•	the annual total compensation of our CEO, as reported in the Summary Compensation Table included above, was $4,624,167.

Based on this information, for 2020, our CEO’s annual total compensation was 169 times that of the median of the annual total compensation of all of our employees (other than the CEO).

Determining the Median Employee

Employee Population

We used our employee population data as of October 1, 2019 as the determination date for identifying our median employee. As of such date, our employee population consisted of approximately 6,100 individuals.

Methodology for Determining Our Median Employee

To identify the median employee from our employee population, we selected base salary and target bonus as the most appropriate measure of compensation, which was consistently applied to all of our employees included in the calculation. In identifying the median employee, we annualized the compensation of all permanent employees who were new-hires in 2019 and we converted international currencies to US dollars using the exchange rates on the determination date.

This employee is the same employee identified for purposes of our 2020 disclosure. We believe that there have been no changes in our employee population or employee compensation arrangements since that median employee was identified in 2019 that would significantly impact our pay ratio disclosure.

Compensation Measure and Annual Total Compensation of Median Employee

With respect to the annual total compensation of the employee who represents our median compensated employee, we calculated the elements of such employee’s compensation for 2020 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $27,146.

Annual Total Compensation of CEO

With respect to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2020 Summary Compensation Table, included in this Annual Report.

DIRECTOR COMPENSATION

Non-Employee Director Compensation Agreements

We have entered into letter agreements with each of our non-employee directors that generally provide a total compensation package that includes annual cash fees and annual restricted stock unit grants to compensate our non-employee directors for the time and effort necessary to serve on the Board.

Our non-employee directors receive a cash retainer for service on the Board and for service on each committee of which the non-employee director is a member. The Independent Chairperson of the Board and the Chairperson of each committee may receive a higher retainer for such service. Cash retainers are paid quarterly on the first business day of the applicable quarter. The fees paid to our non-employee directors for service on the Board are set forth in the table below.

Cash Compensation
Annual Cash Retainer	$80,000
Independent Chairperson Annual Cash Retainer	$100,000
Committee Chair Annual Cash Retainer
Audit	$20,000
Compensation	$15,000
Nominating and Governance	$15,000
Other Committees	$10,000
Committee Member Annual Cash Retainer
Audit	$10,000
Compensation	$7,500
Nominating and Governance and Other Committees	$5,000

In addition, each of our non-employee directors is eligible to receive an annual restricted stock unit grant with a total target value of $120,000 (the actual number of restricted stock units to be determined by dividing the target value by the fair market value of Company common stock on the date of the annual meeting of stockholders). The restricted stock units will vest on the earlier of the one-year anniversary of the grant date, death, disability or the non-employee director’s removal from the Board in connection with a change in control.

In light of the uncertainties related to the global COVID-19 pandemic, in April 2020 our directors have agreed to reduce their annual cash retainers by 20% for the remainder of 2020.  Additionally, in June 2020, our Nominating and Governance Committee approved an amendment to our non-employee director compensation program. Under the amended program, all non-employee director compensation will be paid in cash on a quarterly basis (with the annual equity grant for 2020 paid in equal portions cash in each of the third and fourth quarters).

We also reimburse our non-employee directors for expenses incurred in connection with attending Board and committee meetings and provide our non-employee directors with business travel accident insurance.

In accordance with our 2018 Stock Plan for Non-Employee Directors, the maximum number of shares with respect to which awards may be granted to any non-employee director during any calendar year is 20,000.

Stock Ownership Guidelines

Under our non-employee director stock ownership guidelines, each non-employee director is required to hold a number of shares of Company common stock having a market value equal to or greater than five times the annual base cash retainer payable to the non-employee director. Until the applicable ownership guideline is achieved, each non-employee director is required to retain at least 50% of the shares acquired from Company restricted stock unit grants, other than any shares required to be sold to pay applicable taxes. Once the applicable ownership guideline is achieved, the aforementioned retention ratio will no longer apply. If a non-employee director’s share ownership subsequently falls back below the applicable ownership guideline and remains below the ownership guideline on a continuous basis for a period of more than 24 months, the non-employee director will be required to comply again with the retention ratio until such time as the non-employee director again achieves the ownership guideline.

The following table sets forth information regarding the compensation earned by our non-employee directors for the year ended December 31, 2020. Mr. Rabiller, who served as our President and Chief Executive Officer during the year ended December 31, 2020, and continues to serve in that capacity, does not receive additional compensation for his service as a director, and therefore is not included in the Director Compensation table below. All compensation paid to Mr. Rabiller is reported in the Summary Compensation Table included under “Executive Compensation.”

2020 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Carlos M. Cardoso	295,500	—	—	295,500
Maura J. Clark	210,500	—	—	210,500
Courtney M. Enghauser	203,000	—	—	203,000
Susan L. Main	203,000	—	—	203,000
Carsten J. Reinhardt	203,000	—	4,536	207,536
Jérôme Stoll(4)	145,535	—	—	145,535
Scott A. Tozier	215,500	—	—	215,500

(1)

Reflects cash retainer fees earned by our directors in 2020, which reflects a 20% reduction to the annual cash retainers set forth above, effective April 1, 2020 through December 31, 2020. Also reflects each director’s annual equity grant for 2020, which is paid in cash.

(2)	As of December 31, 2020, none of our non-employee directors held outstanding equity awards.
(3)	Amount for Mr. Reinhardt represents reimbursement of tax planning services.
(4)	Mr. Stoll was appointed to our Board on March 26, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of February 4, 2021, by:

•

each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock as of such date based on currently available Schedules 13D and 13G filed with the SEC;

•	each of our directors;
•	our named executive officers; and
•	all of our directors and executive officers as a group.

The number of shares of common stock beneficially owned by each person or entity is determined in accordance with the applicable rules of the SEC and includes voting or investment power with respect to shares of our common stock. The information is not necessarily indicative of beneficial ownership for any other purpose. Shares of our common stock issuable under restricted stock units that will vest, and stock options that will be exercisable, on or before April 5, 2021, are deemed beneficially owned for computing the percentage ownership of the person holding the options but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under community property laws. Unless otherwise indicated, the address of all directors and executive officers is La Pièce 16, Rolle, Switzerland 1180. The inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner	Total Number of Shares Beneficially Owned		Percentage of Common Stock Beneficially Owned(1)
Holders of more than 5% of our Common Stock
Oaktree and Centerbridge Group	41,297,636	[2]	54.5%
Deccan Value Investors L.P.	7,200,605	[3]	9.5%

Name and Address of Beneficial Owner	Total Number of Shares Beneficially Owned		Percentage of Common Stock Beneficially Owned(1)
Directors and Named Executive Officers:
Olivier Rabiller	214,675	[4]	*
Carlos M. Cardoso	9,190		*
Maura J. Clark	9,190		*
Courtney M. Enghauser	9,190		*
Susan L. Main	9,190		*
Carsten J. Reinhardt	6,432		*
Jérôme Stoll	—		*
Scott A. Tozier	9,190		*
Sean Deason	—
Craig Balis	204,882	[5]	*
Peter Bracke	178,067	[6]	*
Thierry Mabru	89,374	[7]	*
Jérôme Maironi	148,101	[8]	*
All current directors and executive officers as a group (15 persons)	1,022,011	[9]	1.3%

*Less than 1% of our common stock.

Applicable percentage of ownership for each holder is based on 75,813,634 shares of common stock outstanding on February 4, 2021.

2 Oaktree Capital Management, L.P., Centerbride Partners, L.P., Honeywell International Inc., Attestor Value Master Fund LP; The Baupost Group, L.L.C., acting on behalf of certain managed funds; Cyrus Capital Partners, L.P., solely in its capacity as investment manager to and on behalf of certain managed funds and accounts; FIN Capital Partners LP acting to behalf of certain managed funds; Hawk Ridge Capital Management LP acting to behalf of certain managed funds; IngleSea Capital acting on behalf of certain managed funds or accounts; Keyframe Capital Partners, L.P., solely in its capacity as investment manager to and on behalf of certain managed funds; Newtyn Management, LLC on behalf of its advisee funds; Sessa Capital (Master), L.P.; Whitebox Multi- Strategy Partners, L.P.; and Benefit Street Partners, L.L.C. (collectively, the “Oaktree and Centerbridge Group”) entered into a Coordination Agreement, as amended and restated, in connection with submitting a proposal for a plan of reorganization to the Company that was ultimately selected by the Company. Accordingly, the Oaktree and Centerbridge Group constitutes a “group” as such term is used in Section 13(d)(3) of the Exchange Act. The following is the beneficial ownership of each of the members of the Oaktree and Centerbridge group:

a.

Based on a Schedule 13D/A filed on January 26, 2021, Oaktree Value Opportunities Fund Holdings, L.P. has sole voting and dispositive power with respect to 718,622 shares of common stock; Oaktree Value Opportunities Fund GP, L.P. has sole voting and dispositive power with respect to 718,622 shares of common stock, solely in its capacity as the general partner of Oaktree Value Opportunities Fund Holdings, L.P.; Oaktree Value Opportunities Fund GP Ltd. Has sole voting and dispositive power with respect to 718,622 shares of common stock, solely in its capacity as the general partner of Oaktree Value Opportunities Fund GP, L.P.; Oaktree Opportunities Fund Xb Holdings (Delaware), L.P. has sole voting and dispositive power with respect to 2,874,489 shares of common stock; Oaktree Fund GP, LLC has sole voting and dispositive power with respect to 2,874,489 shares of common stock, solely in its capacity as the general partner of Oaktree Opportunities Fund Xb Holdings (Delaware), L.P.; Oaktree Fund GP I, L.P. has sole voting and dispositive power with respect to 3,593,111 shares of common stock, solely in its capacity as the managing member of Oaktree Fund GP, LLC and the sole shareholder of Oaktree Value Opportunities Fund GP; Oaktree Capital I, L.P. has sole voting and dispositive power with respect to 3,593,111 shares of common stock, solely in its capacity as the general partner of Oaktree Fund GP I, L.P.; OCM Holdings I, LLC has sole voting and dispositive power with respect to 3,593,111 shares of common stock, solely in its capacity as the general partner of Oaktree Capital I, L.P.; Oaktree Holdings, LLC has sole voting and dispositive power with respect to 3,593,111 shares of common stock, solely in its capacity as the managing member of OCM Holdings I, LLC; Oaktree Capital Management, L.P. has sole voting and dispositive power with respect to 718,622 shares of common stock, solely in its capacity as the sole director of Oaktree Value Opportunities Fund GP Ltd; Oaktree Capital Management GP, LLC has sole voting and dispositive power with respect to 718,622 shares of common stock, solely in its capacity as the general partner of Oaktree Capital Management, L.P.; Atlas OCM Holdings, LLC has sole voting and dispositive power with respect to 718,622 shares of common stock, solely in its capacity as the sole managing member of Oaktree Capital Management GP, LLC; Oaktree Capital Group, LLC has sole voting and dispositive power with respect to 3,593,111 shares of common stock, solely in its capacity as the managing member of Oaktree Holdings, LLC; Oaktree Capital Group Holdings GP, LLC has sole voting and dispositive power with respect to 3,593,111 shares of common stock, solely in its capacity as the indirect owner of the class B units of each of Oaktree Capital Group, LLC and Atlas OCM Holdings, LLC; Brookfield Asset Management Inc. has sole voting and dispositive power with respect to 3,593,111 shares of common stock, solely in its capacity as the indirect owner of the class A units of each of Oaktree Capital Group, LLC and Atlas OCM Holdings, LLC; Partners Limited has sole voting and dispositive power with respect to 3,593,111 shares of common stock, solely in its capacity as the sole owner of Class B Limited Voting Shares of Brookfield Asset Management, Inc. (all such beneficial holders, the “Oaktree group”). The address of the Oaktree entities is 333 S. Grand Avenue, 28th Floor, Los Angeles, CA 90071.

b.

Based on a Schedule 13D/A filed on January 26, 2021, Centerbridge Credit Partners Master, L.P. (“Credit Partners Master”) has shared voting and dispositive power with respect to 584,237 shares; Centerbridge Credit Partners Offshore General Partner, L.P. (“Credit Partners Offshore GP”), as general partner of Credit Partners Master, with respect to the shares of common stock beneficially owned by Credit Partners Master, has shared voting and dispositive power with respect to 584,237 shares; Centerbridge Credit Caymen GP, Ltd., as general partner of Credit Partners Offshore GP, with respect to the shares of common stock beneficially owned by Credit Partners Master, has shared voting and dispositive power with respect to 584,237 shares; Centerbridge Credit GP Investors, L.L.C. (“Credit GP Investors”), as director of Credit Cayman GP, with respect to the shares of common stock beneficially owned by Credit Partners Master, has shared voting and dispositive power with respect to 584,237 shares; Centerbridge Special Credit Partners III-Flex, L.P. (“SC III-Flex”), has shared voting and dispositive power with respect to 2,805,763 shares; Centerbridge Special Credit Partners General Partner III, L.P. (“Special Credit III GP”), as general partner of SC III-Flex, with respect to the shares of common stock beneficially owned by SC III-Flex, has shared voting and dispositive power with respect to 2,805,763 shares; CSCP III Cayman GP Ltd. (“CSCP III Cayman GP”), as general partner of Special Credit III GP, with respect to the common stock beneficially owned by SC III-Flex, has shared voting and dispositive power with respect to 2,805,763 shares; Mark T. Gallogly (“Mr. Gallogly”), as a director of CSCP III Cayman GP and a managing member of Credit GP Investors, with respect to the shares of common stock beneficially owned by Credit Partners Master and SC III-Flex, has shared voting and dispositive power with respect to 3,390,000 shares; and Jeffrey H. Aronson (“Mr. Aronson”), as a director of CSCP III Cayman GP and a managing member of Credit GP Investors, with respect to the shares of common stock beneficially owned by Credit Partners Master and SC III-Flex, has shared voting and dispositive power with respect to 3,390,000  shares (all such beneficial holders, the “Centerbridge group”). The address of the Centerbridge entities is 375 Park Avenue, 12th Floor, New York, New York 10152.

c.

Based on a Schedule 13D/A filed on November 17, 2020, Honeywell International Inc. has sole voting and dispositive power with respect to 2,415,549 shares of common stock. The address of Honeywell International Inc. is 300 South Tryon Street, Charlotte, North Carolina 28202.

d.

Based on a Schedule 13D filed on October 26, 2020, Attestor Value Master Fund LP (“Attestor”) has sole voting and dispositive power with respect to 2,661,970 shares of common stock; Attestor Value Fund GP Limited (“Attestor GP”), as the sole general partner of Attestor, has sole voting and dispositive power with respect to 2,661,970 shares of common stock; Attestor Capital Limited (“Attestor Capital”), as the manager to Attestor GP, has sole voting and dispositive power with respect to 2,661,970 shares of common stock; Attestor Limited (“Attestor Limited”), as the investment manager to Attestor, has sole voting and dispositive power with respect to 2,661,970 shares of common stock; and Jan-Christoph Peters, as the sole director and sole indirect shareholder of Attestor Limited, has sole voting and dispositive power with respect to 2,661,970 shares of common stock. The address of Attestor, Attestor GP and Attestor Capital is c/o Attestor Value Fund GP Limited, Ugland House, PO Box 309, Grand Cayman KY1-1104, Cayman Islands. The address of Attestor Limited and Mr. Peters is 7 Seymour Street, London W1H 7JW, United Kingdom.

e.

Based on a Schedule 13D/A filed on January 26, 2021, Baupost Group LLC/MA (“Baupost") has shared voting and dispositive power with respect to 3,575,000 shares of common stock; Baupost Group GP L.L.C. (“BG GP”), as the Manager of Baupost, has shared voting and dispositive power with respect to 3,575,000 shares of common stock; and Seth A. Klarman, as the sole Managing Member of BG GP and a controlling person of Baupost, has shared voting and dispositive power with respect to 3,575,000 shares of common stock (all such beneficial holders, the “Baupost group”). The address of the Baupost Group is 10 St. James Avenue, Suite 1700, Boston, Massachusetts 02116.

f.

Based on a Schedule 13D filed on October 6, 2020, Cyrus Capital Partners, L.P. (“Cyrus Capital Partners”), as the investment manager of certain private investment funds that directly hold shares of common stock, has sole voting and dispositive power with respect to 10,220,254 shares of common stock; Cyrus Capital Partners GP, L.L.C. (“Cyrus Capital GP”), as the general partner of Cyrus Capital Partners and the managing member of Cyrus Capital Advisors, L.L.C. (“Cyrus Capital Advisors”), has sole voting and dispositive power with respect to 10,220,254 shares of common stock; Cyrus Capital Advisors has sole voting and dispositive power with respect to 6,000,171 shares of common stock; and Stephen C. Freidheim, as the Chief Investment Officer of Cyrus Capital Partners and is the sole member and manager of Cyrus Capital GP, has sole voting and dispositive power with respect to 10,220,254 shares of common stock (all such beneficial holders, the “Cyrus Capital group”). The address of the Cyrus Capital group is c/o Cyrus Capital Partners, L.P., 65 East 55th Street, 35th Floor, New York, New York, 10022.

g.

Based on a Schedule 13D/A filed on December 23, 2020, FIN Capital Partners LP (“FCP”) has sole voting and dispositive power with respect to 445,000 shares of common stock; FIN Capital Management LLC (“FCM”), as the investment manager of FCP has sole voting and dispositive power with respect to 445,000 shares of common stock; Finn Management GP LLC (“FMGP”), as the general partner of FCP, has sole voting and dispositive power with respect to 445,000 shares of common stock; and Brian A. Finn, as manager of FCM and FMGP, has sole voting and dispositive power with respect to 445,000 shares of common stock (all such beneficial holders the “FIN group”). The address of the FIN group is 336 West 37th Street, Suite 200, New York NY 10018.

h.

Based on a Schedule 13D filed on October 26, 2020, Hawk Ridge Master Fund, L.P. (“Hawk Ridge”) has sole voting and dispositive power with respect to 2,336,564 shares of common stock; Hawk Ridge Management, LLC (“Hawk Ridge GP”), as the general partner of Hawk Ridge, has sole voting and dispositive power with respect to 2,336,564 shares of common stock; Hawk Ridge Capital Management, L.P. (“Hawk Ridge LP”), as the investment manager to Hawk Ridge, has sole voting and dispositive power with respect to 2,336,564 shares of common stock; Hawk Ridge Capital Management GP LLC (“Hawk Ridge Capital GP”), as the general partner of Hawk Ridge LP, has sole voting and dispositive power with respect to 2,336,564 shares of common stock; and David G. Brown, as the portfolio manager of Hawk Ridge LP and sole member and manager of Hawk Ridge GP and Hawk Ridge Capital GP, has sole voting and dispositive power with respect to 2,336,564 shares of common stock (all such beneficial holders, the “Hawk Ridge group”). The address of the Hawk Ridge group is 12121 Wilshire Blvd. Suite 900, Los Angeles CA 90025.

i.

Based on a Schedule 13D filed on October 29, 2020, IngleSea Capital, LLC has sole voting and dispositive power with respect to 300,000 shares of common stock. The address of IngleSea Capital, LLC is 7800 SW 57th Ave, Unit 308, South Miami, Florida 33143.

j.

Based on a Schedule 13D filed on October 28, 2020, Keyframe Fund I, L.P. has shared voting and dispositive power with respect to 263,900 shares of common stock; Keyframe Fund II, L.P. has shared voting and dispositive power with respect to 225,226 shares of common stock; Keyframe Fund III, L.P. has shared voting and dispositive power with respect to 564,200 shares of common stock; Keyframe Fund IV, L.P. (together with the three preceding entities, the “Keyframe Funds”) has shared voting and dispositive power with respect to 452,724 shares of common stock; Keyframe Capital Advisors, L.L.C (“KCA”), as the general partner of each of the Keyframe Funds, has shared voting and dispositive power with respect to 1,506,050 shares of common stock; Keyframe Capital Partners, L.P. (“KCP”), as investment manager to the Keyframe Funds, has shared voting and dispositive power with respect to 1,506,050 shares of common stock; Keyframe Capital Partners GP, L.L.C. (“KCPGP”), as the general partner of KCP, has shared voting and dispositive power with respect to 1,506,050 shares of common stock; and John R. Rapaport, as the Chief Investment Officer and Managing Partner of KCP and the Managing Member of both KCA and KCPGP, has shared voting and dispositive power with respect to 1,506,050 shares of common stock (all such beneficial holders, the “Keyframe group”). The address of the Keyframe group is 65 East 55th Street, 35th Floor, New York, New York 10022.

k.

Based on a Schedule 13D/A filed on January 11, 2021, Newtyn Partners, LP (“NP”) has shared voting and dispositive power with respect to 1,117,299 shares of common stock; Newtyn TE Partners, LP (“NTE”) has shared voting and dispositive power with respect to 684,796 shares of common stock; Newtyn Management, LLC (“NM”), as the investment manager of NP and NTE, has shared voting and dispositive power with respect to 1,802,095 shares of common stock; Newtyn Capital Partners, LP (“NCP”), as the general partner to each of NP and NTE, has shared voting and dispositive power with respect to 1,802,095 shares of common stock; Ledo Capital, LLC (“Ledo”), as the general partner to NCP, has shared voting and dispositive power with respect to 1,802,095 shares of common stock; and Noah Levy, as managing member to NM, has shared voting and dispositive power with respect to 1,802,095 shares of common stock (all such beneficial holders, the “Newtyn group”). The address of the Newtyn group is 60 East 42nd Street, 9th Floor, New York, New York 10165.

l.

Based on a Schedule 13D filed on September 29, 2020, Sessa Capital (Master), L.P. (“Sessa Capital”) has sole voting and dispositive power with respect to 6,912,204 shares of common stock; Sessa Capital GP, LLC (“Sessa Capital GP”), as a result of being the sole general partner of Sessa Capital, has sole voting and dispositive power with respect to 6,912,204 shares of common stock; Sessa Capital IM, L.P. (“Sessa IM”), as a result of being the investment adviser for Sessa Capital, has sole voting and dispositive power with respect to 6,912,204 shares of common stock; Sessa Capital IM GP, LLC (“Sessa IM GP”), as a result of being the sole general partner of Sessa IM, has sole voting and dispositive power with respect to 6,912,204 shares of common stock; and John Petry, as a result of being the manager of Sessa Capital GP and Sessa IM GP, has sole voting and dispositive power with respect to 6,912,204 shares of common stock (all such beneficial holders, the “Sessa Capital group”). The address of the Sessa Capital group is 888 Seventh Avenue, 30th Floor, New York, New York, 10019.

m.

Based on a Schedule 13D/A filed on January 26, 2021, Whitebox Advisors LLC (“WA”) has shared voting and dispositive power with respect to 750,000 shares of common stock; Whitebox General Partner LLC (“WB GP”) has shared voting and dispositive power with respect to 750,000 shares of common stock; and Whitebox Multi-Strategy Partners, L.P. (“WMP”) has shared voting and dispositive power with respect to 750,000 shares of common stock. WA manages and advises private investment funds, including WMP. WB GP serves as general partner of private investment funds, including WMP. The principal business address for each of WA and WB GP is 3033 Excelsior Boulevard, Suite 500, Minneapolis, Minnesota 55416. The principal business address for WMP is c/o Mourant Ozannes Corporate Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, Grand Cayman KY1-1108 Cayman Islands.

n.

Based on a Schedule 13D/A filed on January 12, 2021, Benefit Street Partners L.L.C. (“BSP”) has shared voting and dispositive power with respect to 1,389,839 shares of common stock, which ncludes (i) 240,510 shares held by Benefit Street Partners Dislocation Fund L.P., (ii) 359,000 shares held by Benefit Street Partners Dislocation Fund (Cayman) Master L.P., (iii) 740,329 shares held by BSP Special Situations Master A L.P. and (iv) 50,000 shares held by BSP Credit Solutions Fund, LP (collectively, the “BSP Funds”).  Thomas J. Gahan has shared voting and dispositive power with respect to 1,389,839 shares of common stock. BSP is a registered investment adviser and serves as the investment adviser to each of the BSP Funds. Thomas J. Gahan controls BSP through his indirect ownership of membership interests of BSP and as Chief Executive Officer of BSP’s sole managing member.

3 Information is based on a Schedule 13G/A filed by Deccan Value Investors L.P. (the “Deccan Investment Manager”) and Vinit Bodas on February 14, 2020. According to the Schedule 13G/A, each of the Deccan Investment Manager and Mr. Bodas has shared voting power and shared dispositive power over all 7,200,605 shares. The Deccan Investment Manager serves as an investment manager with respect to the shares held by certain funds and managed accounts. Mr. Bodas is the managing member of Deccan Value LLC, the general partner of the Deccan Investment Manager. The address for these beneficial owners is Vinit Bodas, One Fawcett Place, Greenwich, CT 06830.

4 Includes options to purchase 54,276 shares and 17,362 restricted stock units that will vest on or before April 5, 2021.

5 Includes options to purchase 13,784 shares and 42,976 restricted stock units that will vest on or before April 5, 2021.

6 Includes options to purchase 6,270 shares and 27,715 restricted stock units that will vest on or before April 5, 2021.

7 Includes options to purchase 11,164 shares and 19,599 restricted stock units that will vest on or before April 5, 2021.

8 Includes options to purchase 14,654 shares and 25,942 restricted stock units that will vest on or before April 5, 2021.

9 Includes options to purchase 116,782 shares and 159,721 restricted stock units that will vest on or before April 5, 2021.

Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2020)

Plan Category	Number of Shares to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted- average exercise price of outstanding options, warrants and rights ($)		Number of Shares remaining available for future issuance under equity compensation plans (excluding shares reflected in the first column) (#)(1)
Equity compensation plans approved by security holders	2,256,597	(2)	16.17	(3)	5,986,312
Equity compensation plans not approved by security holders	—		—		—
Total	2,256,597		16.17		5,986,312

(1)	Consists of the 2018 Plan and the 2018 Stock Plan for Non-Employee Directors.
(2)	Represents shares underlying Company stock options and unvested Company RSUs granted under the 2018 Plan and the 2018 Stock Plan for Non-Employee Directors, with PSUs included at “target” levels.
(3)	Represents the weighted-average exercise price of Company stock options granted under the 2018 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policies and Procedures for Approval of Related Party Transactions

Our Board has adopted written policies and procedures (the “Policy”) for the review, approval and ratification of any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) (“Related Person Transactions”) in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which any “Related Person” had, has or will have a direct or indirect material interest. Under the Policy, a “Related Person” includes (i) any person who is, or at any time since the beginning of the Company’s last fiscal year was, a director, executive officer or a nominee to become a director of the Company; (ii) any person (or group) who is the beneficial owner of more than 5% of any class of the Company’s voting securities; (iii) any immediate family member of any of the foregoing persons; and (iv) any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

Prior to entering into any Related Person Transaction, the Related Person must provide notice to our General Counsel of the facts and circumstances of the proposed Related Person Transaction. The Policy calls for the proposed transaction to be assessed by the General Counsel and, if determined to be a Related Person Transaction, submitted to the Nominating and Governance Committee for its consideration at the next Nominating and Governance Committee meeting or, if the General Counsel, in consultation with the Chief Executive Officer or Chief Financial Officer, determines that it is not practicable or desirable to wait until the next Nominating and Governance Committee meeting, to the Chair of the Nominating and Governance Committee.

The Nominating and Governance Committee or Chair of the Nominating and Governance Committee, as applicable, will review and consider all the relevant facts and circumstances available, including but not limited to:

•the benefits to the Company of the proposed transaction;

•the impact on a director’s independence in the event the Related Person is a director, an immediately family member of a director or an entity in which a director is a partner, stockholder or executive officer;

•the availability of other sources for comparable products or services; and

•the terms of the transaction and the terms available to unrelated third parties or to employees generally.

The Nominating and Governance Committee (or the Chair of the Nominating and Governance Committee) shall approve only those Related Person Transactions that are in, or are not inconsistent with, the best interests of the Company, as the Nominating and Governance Committee (or its Chair) determines in good faith. From time to time, the Nominating and Governance Committee shall review certain previously approved or ratified Related Person Transactions that remain ongoing in nature.

Relationships and Transactions with Directors, Executive Officers and Significant Stockholders

We have not been a party to any Related Person Transactions since January 1, 2020.

Independence of the Board of Directors

Although we are no longer listed on the NYSE, our Board continues to apply the NYSE independence criteria in assessing director independence.  Our Board has determined that all of our non-employee directors, who are listed below, meet the applicable criteria for independence established by the NYSE. Olivier Rabiller is not an independent director under the NYSE rules due to his employment as our Chief Executive Officer and President.

Independent Directors

Carlos M. Cardoso Maura J. Clark	Courtney M. Enghauser Susan L. Main	Carsten J. Reinhardt Jérôme Stoll Scott A. Tozier

In addition, each member of the Audit Committee (Mr. Tozier, Mr. Cardoso, Ms. Enghauser and Ms. Main) meets the heightened independence standards required for audit committee members under NYSE rules and SEC standards and each member of the Compensation Committee (Mr. Reinhardt, Mr. Cardoso, Ms. Clark and Mr. Tozier) meets the heightened independence standards required for compensation committee members under the NYSE rules and SEC standards.

In arriving at the foregoing independence determinations, the Board reviewed and discussed information provided by the directors with regard to each director’s business and personal activities and any relationships they have with us and our management. The Board considered that Carsten J. Reinhardt is a director and minority shareholder of TMax Holding GmbH (“TMax”), a supplier to Garrett. In 2020, the Company’s payments to TMax did not exceed 2% of TMax’ gross revenues. The Board determined that this relationship does not impair Mr. Reinhardt’s independence. The Board also considered that Jérôme Stoll was an employee of Renault during 2020, a customer of Garrett. In 2020, the Company’s payments from Renault did not exceed 2% of Renault’s revenues. The Board determined that this relationship does not impair Mr. Stoll’s independence.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of Deloitte SA, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	December 31, 2020	December 31, 2019
Audit Fees(1)	$3,978,000	$3,706,000
Audit-Related Fees(2)	16,500	7,000
Tax Fees(3)	—	76,000
Total Fees	$3,994,500	$3,789,000

(1) Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2) Audit-related fees consist of fees that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.”

(3) Tax fees consist of fees for tax-related services, including tax compliance and tax advice.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by the Company’s independent registered public accounting firm. This policy provides that the Company will not engage its independent registered public accounting firm to render audit or non-audit services unless the Audit Committee specifically approves the service in advance. Between regularly scheduled meetings of the Audit Committee, the chairperson of the Audit Committee may pre-approve the terms and fees of non-audit engagements with the independent auditor. Any such pre-approvals by the chairperson of the Audit Committee will be presented to the full Audit Committee at its next regularly scheduled meeting.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

1. The following financial statements are included in Item 8 “Financial Statements and Supplementary Data” herein.

Report of Independent Registered Accounting Firm	70
Consolidated and Combined Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018.	75
Consolidated and Combined Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018.	76
Consolidated Balance Sheets as of December 31, 2020 and 2019.	77
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018.	78
Consolidated and Combined Statements of Equity (Deficit) for the years ended December 2020, 2019 and 2018.	79
Notes to Consolidated and Combined Financial Statements	80

2. All schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

3. The exhibits to this report are listed below

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Indemnification and Reimbursement Agreement, dated September 12, 2018, by and among Honeywell ASASCO Inc., Honeywell ASASCO 2 Inc., and Honeywell International Inc.	10-K	001-38636	2.1	2/27/2020
2.2	First Amendment, dated as of June 12, 2020, to the Indemnification and Reimbursement Agreement, dated as of September 12, 2018, among HHI, Honeywell International Inc., and Garrett ASASCO	8-K	001-38636	10.2	6/12/2020
2.3	Tax Matters Agreement, dated September 12, 2018, by and between Honeywell International Inc., Garrett Motion Inc., and, solely for purposes of Section 3.02(g), 5.05 and 6.13(b), Honeywell ASASCO Inc. and Honeywell ASASCO 2 Inc.	8-K	001-38636	2.2	9/14/2018
2.4	Share and Asset Purchase Agreement, dated as of September 20, 2020, by and among Garrett Motion Inc., Garrett Motion Holdings Inc., Garrett ASASCO Inc., Garrett Motion Holdings II Inc., AMP Intermediate B.V. and AMP U.S. Holdings, LLC	8-K	001-38636	10.2	9/21/2020
2.5	Waiver Letter to Share and Asset Purchase Agreement, dated October 12, 2020, by and among Garrett Motion Inc., Garrett Motion Holdings Inc., Garrett ASASCO Inc., Garrett Motion Holdings II Inc. and AMP Intermediate B.V.	8-K	00138636	10.1	10/13/2020
3.1	Amended and Restated Certificate of Incorporation of Garrett Motion Inc.	S-8	333-227619	4.1	10/1/2018
3.2	Amended and Restated By-laws of Garrett Motion Inc.	8-K	333-227619	4.2	10/1/2018

4.1	Indenture, dated as of September 27, 2018, between Garrett LX I S.à r.l, Garrett Borrowing LLC, the Company, the guarantors named therein, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Security Agent and Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent	8-K	001-38636	4.1	10/1/2018
4.2	Description of Capital Stock	10-K	001-38636	4.2	2/27/2020
10.1	Credit Agreement, dated as of September 27, 2018, by and among the Company, Garrett LX I S.à r.l., Garrett LX II S.à r.l., Garrett LX III S.à r.l., Garrett Borrowing LLC, and Honeywell Technologies Sàrl, the Lenders and Issuing Banks party hereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-38636	10.1	10/1/2018
10.2	First Amendment, dated as of June 12, 2020, to the Credit Agreement dated as of September 27, 2018, among the Company, Garrett LX I S.à r.l., Garrett LX II S.à r.l., Garrett LX III S.à r.l., Garrett Borrowing LLC, Garrett Motion Sàrl (f/k/a Honeywell Technologies Sàrl), the other Loan Parties party thereto, the Lenders and Issuing Banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-38636	10.1	6/12/2020
10.3	Intercreditor Agreement, dated as of September 27, 2018, among Garrett Motion Inc., Garrett LX I S.à r.l, Garrett LX II S.à r.l, Garrett LX III S.à r.l, Honeywell Technologies Sàrl, Garrett Borrowing LLC, other debtors and grantors party thereto, JPMorgan Chase Bank, N.A., Deutsche Trust Company Limited, Deutsche Bank AG, London Branch, other lenders party thereto from time to time, Honeywell ASASCO 2 Inc., and each additional representative from time to time party thereto	8-K	001-38636	10.2	10/1/2018
10.4	Restructuring Support Agreement, dated as of September 20, 2020, by and among Garrett Motion Inc., the Company Parties and the Consenting Lenders	8-K	001-38636	10.1	9/21/2020
10.5	First Amendment, dated as of January 6, 2021, to the Restructuring Support Agreement, dated as of September 20, 2020, by and among Garrett Motion Inc., the Company Parties and the Consenting Lenders	8-K	001-38636	10.1	1/8/2021
10.6	DIP Credit Agreement, dated as of October 9, 2020, by and among Garrett Motion Inc., the lenders party thereto and Citibank, N.A. as Administrative Agent	8-K	00138636	10.1	10/9/2020
10.7	First Amendment to the DIP Credit Agreement, dated October 12, 2020	8-K	00138636	10.1	10/15/2020
10.8

Proposed Amended and Restated Plan Support Agreement, dated as of February 15, 2021, by and among the Debtors, Centerbridge Partners, L.P., Oaktree Capital Management, L.P., Honeywell International Inc., and the additional parties named therein

						*

10.9	Proposed Equity Backstop Commitment Agreement, dated as of January 22, 2021, by and among the Debtors, Centerbridge Partners, L.P., Oaktree Capital Management, L.P., and the additional parties named therein	8-K	001-38636	10.1	1/25/2021
10.10†	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates	S-8	333-227619	4.3	10/1/2018
10.11†	2018 Stock Plan for Non-Employee Directors of Garrett Motion Inc.	S-8	333-227619	4.4	10/1/2018
10.12†	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Stock Option Award Agreement	S-8	333-227619	4.5	10/1/2018
10.13†	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Restricted Stock Unit Agreement	S-8	333-227619	4.6	10/1/2018
10.14†	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Restricted Stock Unit Agreement (for replacement awards)	S-8	333-227619	4.7	10/1/2018
10.15†	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Performance Stock Unit Agreement	S-8	333-227619	4.8	10/1/2018
10.16†	2018 Stock Incentive Plan of Garrett Motion Inc. and its Affiliates Form of Performance Unit Agreement	S-8	333-227619	4.9	10/1/2018
10.17†	2018 Stock Plan for Non-Employee Directors of Garrett Motion Inc. Form of Stock Option Award Agreement	S-8	333-227619	4.10	10/1/2018
10.18†	2018 Stock Plan for Non-Employee Directors of Garrett Motion Inc. Form of Restricted Stock Unit Agreement	S-8	333-227619	4.11	10/1/2018
10.19†	Offer Letter for Olivier Rabiller, dated May 2, 2018	10-12B	001-38636	10.1	8/23/2018
10.20†	Offer Letter for Daniel Deiro, dated June 1, 2018	10-12B	001-38636	10.3	8/23/2018
10.21†	Offer Letter for Thierry Mabru, dated June 1, 2018	10-12B	001-38636	10.4	8/23/2018
10.22†	Offer Letter for Craig Balis, dated June 1, 2018	10-12B	001-38636	10.5	8/23/2018
10.23†	Letter Agreement, dated May 31, 2018, between Honeywell Transportation Systems and Peter Bracke	10-Q	001-38636	10.2	11/8/2019
10.24†	Addendum to Employment Contract, dated as of September 3, 2019, between Garrett Motion Sàrl and Peter Bracke	10-Q	001-38636	10.3	11/8/2019
10.25†	Addendum to Employment Agreement, dated June 8, 2020, between Garrett Motion Sàrl and Peter Bracke	10-Q	001-38636	10.2	7/30/2020
10.26†	Employment Contract, dated May 29, 2020, between Garrett Motion Sàrl, Garrett Motion Inc. and Sean Deason	10-Q	001-38636	10.1	7/30/2020
10.27†	Offer Letter for Jérôme Maironi, dated June 1, 2018	10-Q	001-38636	10.1	5/11/2020
10.28†	Non-Employee Director Compensation Program	10-K	001-38636	10.20	2/27/2020
10.29†	Severance Pay Plan for Designated Executive Employees of Garrett Motion Inc.	10-K	001-38636	10.21	2/27/2020
10.30†	Form of Continuity Award Agreement	8-K	001-38636	10.1	6/19/2020
21.1	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith
**	Furnished herewith
†	Management contract or compensation plan or arrangement

Item 16. Form 10- K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Garrett Motion Inc.
Date: February 16, 2021	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Olivier Rabiller	President, Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2021
Olivier Rabiller

/s/ Sean Deason	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2021
Sean Deason

/s/ Russell James	Vice President and Corporate Controller (Principal Accounting Officer)	February 16, 2021
Russell James

/s/ Carlos M. Cardoso	Chairman of the Board and Director	February 16, 2021
Carlos M. Cardoso

/s/ Maura J. Clark	Director	February 16, 2021
Maura J. Clark

/s/ Courtney M. Enghauser	Director	February 16, 2021
Courtney M. Enghauser

/s/ Susan L. Main	Director	February 16, 2021
Susan L. Main

/s/ Carsten J. Reinhardt	Director	February 16, 2021
Carsten J. Reinhardt

/s/ Jérôme Stoll	Director	February 16, 2021
Jérôme Stoll

/s/ Scott A. Tozier	Director	February 16, 2021
Scott A. Tozier