Form 10-Q
period 2021-03-31
Garrett Motion Inc.
filed 2021-04-29
CIK 1735707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐    No  ☐

As of April 23, 2021, the registrant had 76,082,592 shares of common stock, $0.001 par value per share, outstanding.

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

On October 6, 2020, the Bankruptcy Court entered an order granting interim approval of the Debtors’ entry into a Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), with the lenders party thereto (the “DIP Lenders”) and Citibank N.A. as administrative agent (the “DIP Agent”). On October 9, 2020 (the “Closing Date”), the Company, the DIP Agent and the DIP Lenders entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a senior secured, super-priority term loan (the “DIP Term Loan Facility”) in the principal amount of $200 million, $100 million of which was funded on the Closing Date and $100 million of which was subsequently funded on October 26, 2020, following entry of the Bankruptcy Court’s final order approving the DIP Term Loan Facility on October 23, 2020. The proceeds of the DIP Term Loan Facility are to be used by the Debtors to (a) pay certain costs, premiums, fees and expenses related to the Chapter 11 Cases, (b) make payments pursuant to any interim or final order entered by the Bankruptcy Court pursuant to any “first day” motions permitting the payment by the Debtors of any prepetition amounts then due and owing, (c) make certain adequate protection payments in accordance with the DIP Credit Agreement and (d) fund working capital needs of the Debtors and their subsidiaries to the extent permitted by the DIP Credit Agreement. On October 12, 2020, the Company, the DIP Agent and the DIP Lenders entered into the First Amendment to the DIP Credit Agreement (the “First DIP Amendment”). The First DIP Amendment eliminates the obligation for the Company to pay certain fees to the DIP Lenders in connection with certain prepayment events under the DIP Credit Agreement. On March 17, 2021, the Company prepaid $100 million that was previously outstanding under the DIP Credit Agreement, and on March 31, 2021 the Company extended the maturity date for the loans remaining outstanding thereunder to April 30, 2021.

In accordance with the Bidding Procedures Order, the Debtors held an auction (the “Auction”) at which they solicited and received higher and better offers from KPS and from a consortium made up of Owl Creek Asset Management, L.P., Warlander Asset Management, L.P., Jefferies LLC, Bardin Hill Opportunistic Credit Master Fund LP, Marathon Asset Management L.P., and Cetus Capital VI, L.P., or affiliates thereof (collectively, the “OWJ Group”). In addition to the bids received at the Auction from KPS and the OWJ Group, the Debtors also received a transaction proposal in parallel from Centerbridge Partners, L.P. (“Centerbridge”), Oaktree Capital Management, L.P. (“Oaktree”), Honeywell International Inc. and certain other investors and parties (the “Additional Investors” and, collectively, the “CO Group”). The Auction was completed on January 8, 2021, at which point the Debtors filed with the Bankruptcy Court (i) an auction notice noting that a bid received from KPS was the successful bid at the Auction but that the Debtors were still considering the proposal from the CO Group, (ii) a plan of reorganization (as may be amended, restated, supplemented or otherwise modified from time to time, the “Plan”) and (iii) a related disclosure statement (as may be amended, restated, supplemented or otherwise modified from time to time, (the “Disclosure Statement”).

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

In accordance with the terms of the PSA, on January 22, 2021, the Debtors’ entered into an Equity Backstop Commitment Agreement (as amended, restated, supplemented, replaced or otherwise modified from time to time, the “EBCA”) with certain members of the CO Group (the “Original Backstop Parties”), pursuant to which, among other things, the Company would conduct the rights offering contemplated by the PSA (as modified pursuant to the PSA from time to time, the “Rights Offering”) and each Original Backstop Party committed to (i) exercise its rights, as a stockholder of the Company, to purchase in the Rights Offering shares of the convertible Series A preferred stock of the Company to be offered in the Rights Offering (the “Series A Preferred Stock”) and (ii) purchase, on a pro rata basis (in accordance with percentages set forth in the EBCA), shares of Series A Preferred Stock which were offered but not subscribed for in the Rights Offering.

On January 24, 2021, representatives of, the official committee of equity securities holders (the “Equity Committee”) submitted a restructuring term sheet for a proposed plan of reorganization sponsored by Atlantic Park.  The Equity Committee subsequently filed with the Bankruptcy Court on February 5, 2021, a proposed plan of reorganization and related disclosure statement with respect to such transaction (as reflected in the proposed plan of reorganization filed with the Bankruptcy Court, the “Atlantic Park Proposal”). The transactions contemplated under the Atlantic Park Proposal were proposed as an alternative to the transactions contemplated under the Plan. In connection with the Atlantic Park Proposal, the Equity Committee filed a motion with the Bankruptcy Court seeking to modify the Debtors’ exclusive periods to file and solicit votes on a Chapter 11 plan (the “Equity Committee Exclusivity Motion”). On February 9, 2021, the Equity Committee filed an objection to the Debtors’ motion seeking authority to enter into and perform under the PSA and the EBCA (the “Equity Committee Objection”). The Company had significant concerns with the feasibility of the Atlantic Park Proposal and concluded at the time that the transactions contemplated under the Atlantic Park Proposal were not reasonably likely to lead to a higher and better alternative plan of reorganization as compared to the Plan. The Equity Committee filed a revised proposed plan of reorganization and disclosure statement in connection with the Atlantic Park Proposal with the Bankruptcy Court on February 15, 2021.

On February 15, 2021, the Debtors and the CO Group agreed with certain of the Consenting Lenders to amend and restate the PSA so as to, among other things, add certain of the Consenting Lenders as parties thereto supporting the Plan.

Following a hearing in the Bankruptcy Court on February 16, 2021, the Debtors, the CO Group, the Equity Committee and certain additional parties agreed to proceed with a court-approved mediation process to attempt to reach a consensual resolution regarding the Equity Committee Exclusivity Motion and the Equity Committee Objection at that time.

Through the mediation, the Debtors, the CO Group, Equity Committee and the additional parties to the mediation reached a consensual resolution regarding certain aspects of the Plan, and on March 9, 2021, the PSA was subsequently amended and restated, and a replacement EBCA among the Debtors and certain of the Additional Investors (the “Equity Backstop Parties”) was entered into, to provide for, among other things: (i) a direct equity investment of $668.8 million by Centerbridge and Oaktree to purchase Series A Preferred Stock, (ii) two Rights Offerings in an aggregate amount of $632 million (including an allocation of subscription rights to the Equity Backstop Parties as consideration for their agreement to backstop the Rights Offerings), and (iii) an increase of the conversion price to common stock of the Series A Preferred Stock from $3.50 to $5.25. On March 9, 2021 the Debtors filed amended versions of the Plan and Disclosure Statement with the Bankruptcy Court to reflect this consensual resolution. On March 12, 2021 the Bankruptcy Court entered orders approving the Disclosure Statement, proposed procedures for solicitation of votes on the Plan and the Debtors’ entry into and performance and obligations under the PSA and the EBCA, which remain subject to customary closing conditions.  On March 12, 2021 the Debtors filed the solicitation versions of the Plan and Disclosure Statement with the Bankruptcy Court.

As contemplated by the Plan, the Company filed a supplement to the Plan (as amended, restated, supplemented or otherwise modified from time to time, the “Plan Supplement”) with the Bankruptcy Court on April 9, 2021, which includes drafts of certain documents related to the Plan and referenced therein. On April 20, 2021 and April 22, 2021, the Debtors filed amended Plan Supplements reflecting updates and other changes and corrections to certain of the draft documentation. Also, on April 20, 2021, the Debtors also filed an amended version of the Plan, reflecting, among other things, revised treatment of certain claims and certain other technical changes and corrections. Following a hearing in the Bankruptcy Court on April 23, 2021, the Debtors filed a further amended Plan on April 26, 2021.

On April 26, 2021, the Bankruptcy Court entered an order (the “Confirmation Order”) among other things, confirming the Plan. The Company expects that the effective date of the Plan (the “Effective Date”) will occur as soon as all conditions precedent to the Plan have been satisfied, which the Company is targeting for April 30, 2021. Although the Company is targeting occurrence of the Effective Date on April 30, 2021, the Company can make no assurances as to when, or ultimately if, the Plan will become effective. It is also possible that technical amendments could be made to the Plan prior to the Effective Date.

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

See Note 2 Reorganization and Chapter 11 Proceedings of the Notes to the Company’s Condensed and Combined Consolidated Interim Financial Statements for additional information regarding the Chapter 11 Cases, the RSA, the Stalking Horse Purchase Agreement, the PSA, the EBCA, the Transaction and the DIP Credit Agreement.

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

Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” in this Quarterly Report on Form 10-Q refer to Garrett Motion Inc. and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our future results of operations and financial position, the consequences and outcome of the Chapter 11 Cases, the timing and satisfaction of the conditions to effectiveness of the Plan, the terms of our credit agreements following emergence from the Chapter 11 Cases (“Emergence”), other potential claims against the Debtors related to the Chapter 11 Cases, the completion of the Transaction (including our global settlement with Honeywell), the impact of the delisting of our common stock from the New York Stock Exchange, the anticipated impact of the COVID-19 pandemic and expected recovery on our business, results of operations and financial position, expectations regarding the growth of the turbocharger and electric vehicle markets and other industry trends, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, anticipated investments in our business, our business strategy, pending litigation, anticipated interest expense, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including:

•	restrictions on our operations as a result of the Chapter 11 Cases, the PSA and the DIP Credit Agreement;
•	ability to satisfy the conditions to effectiveness of the Plan and complete a restructuring transaction (in accordance with the PSA and the EBCA);
•

the potential adverse effects of extended operation during the Chapter 11 Cases on our business, financial condition, results of operations and liquidity, including potential loss of customers and suppliers, management and other key personnel;

•	the availability of additional financing to maintain our operations if the DIP Term Loan Facility should become unavailable or insufficient;
•	the potential to experience increased levels of employee attrition as a result of the Chapter 11 Cases;
•	ability to utilize our net operating loss carryforwards in future years;
•	the delisting of our common stock from NYSE and resulting limited liquidity and increased price volatility of our common stock;
•	other litigation and the inherent risks involved in a bankruptcy process;
•	the effect of the Chapter 11 Cases on the trading price and liquidity of our securities;
•	changes in the automotive industry and economic or competitive conditions;
•	our ability to develop new technologies and products, and the development of either effective alternative turbochargers or new replacement technologies;
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

•	changes in the volume of products we produce and market demand for such products and prices we charge and the margins we realize from our sales of our products;

•	any loss of or a significant reduction in purchases by our largest customers, material nonpayment or nonperformance by any our key customers, and difficulty collecting receivables;
•	inaccuracies in estimates of volumes of awarded business;
•	work stoppages, other disruptions or the need to relocate any of our facilities;
•	supplier dependency;
•	any failure to meet our minimum delivery requirements under our supply agreements;
•	any failure to increase productivity or successfully execute repositioning projects or manage our workforce;
•	potential material environmental liabilities and hazards;
•	natural disasters and physical impacts of climate change;
•	pandemics, including without limitation the COVID-19 pandemic, and effects on our workforce and supply chain;
•	technical difficulties or failures, including cybersecurity risks;
•	the outcome of and costs associated with pending and potential material litigation matters, including the settlement pursuant to the Plan of our pending lawsuit against Honeywell;
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

•	inability to recruit and retain qualified personnel; and
•

the other factors described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GARRETT MOTION INC.

(Debtor-in-Possession)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions, except per share amounts)
Net sales (Note 4)	$997	$745
Cost of goods sold	801	607
Gross profit	196	138
Selling, general and administrative expenses	55	57
Other expense, net (Note 6)	1	16
Interest expense (excludes contractual interest for the three months ended March 31, 2021 of $9 million) (Note 2)	21	16
Non-operating expense (income)	26	(4)
Reorganization items, net (Note 2)	174	—
(Loss) income before taxes	(81)	53
Tax expense (Note 7)	24	1
Net (loss) income	$(105)	$52

Earnings (loss) per common share
Basic	$(1.38)	$0.69
Diluted	$(1.38)	$0.68

Weighted average common shares outstanding
Basic	75,904,898	75,040,932
Diluted	75,904,898	76,261,545

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

(Debtor-in-Possession)

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Net (loss) income	$(105)	$52
Foreign exchange translation adjustment	110	39
Changes in fair value of effective cash flow hedges, net of tax (Note 15)	1	—
Total other comprehensive income, net of tax	111	39
Comprehensive income	$6	$91

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

(Debtor-in-Possession)

CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$382	$592
Restricted cash	195	101
Accounts, notes and other receivables – net (Note 8)	807	841
Inventories – net (Note 10)	258	235
Other current assets	93	110
Total current assets	1,735	1,879
Investments and long-term receivables	30	30
Property, plant and equipment – net	484	505
Goodwill	193	193
Deferred income taxes	262	275
Other assets (Note 11)	131	135
Total assets	$2,835	$3,017
LIABILITIES
Current liabilities:
Accounts payable	$1,099	$1,019
Borrowings under revolving credit facility	370	370
Current maturities of long-term debt	6	—
Debtor-in-possession Term Loan (Note 2)	100	200
Accrued liabilities (Note 12)	277	248
Total current liabilities	1,852	1,837
Long-term debt	1,049	1,082
Deferred income taxes	2	2
Other liabilities (Note 13)	125	114
Total liabilities not subject to compromise	3,028	3,035
Liabilities subject to compromise (Note 2)	2,107	2,290
Total liabilities	$5,135	$5,325
COMMITMENTS AND CONTINGENCIES (Note 18)
EQUITY (DEFICIT)
Common stock, par value $0.001; 400,000,000 shares authorized, 76,531,559 and 76,229,578 issued and 76,068,026 and 75,813,634 outstanding as of March 31, 2021 and December 31, 2020, respectively	$—	$—
Additional paid-in capital	30	28
Retained deficit	(2,312)	(2,207)
Accumulated other comprehensive loss (Note 16)	(18)	(129)
Total deficit	(2,300)	(2,308)
Total liabilities and deficit	$2,835	$3,017

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

(Debtor-in-Possession)

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Cash flows from operating activities:
Net (loss) income	$(105)	$52
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Reorganization items, net	19	—
Deferred income taxes	4	(15)
Depreciation	23	19
Amortization of deferred issuance costs	2	2
Foreign exchange loss	33	12
Stock compensation expense	2	2
Other	(6)	8
Changes in assets and liabilities:
Accounts, notes and other receivables	(2)	58
Inventories	(34)	(14)
Other assets	14	(10)
Accounts payable	74	(29)
Accrued liabilities	17	1
Obligations payable to Honeywell	—	(21)
Other liabilities	(9)	(8)
Net cash provided by operating activities	$32	$57
Cash flows from investing activities:
Expenditures for property, plant and equipment	(18)	(39)
Other	1	—
Net cash used for investing activities	$(17)	$(39)
Cash flows from financing activities:
Payments of debtor-in-possession financing	(100)	—
Proceeds from revolving credit facility	—	621
Payments of revolving credit facility	—	(555)
Payments of long-term debt	—	(1)
Debtor-in-possession financing fees	(1)	—
Other	—	(3)
Net cash (used for) provided by financing activities	(101)	62
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(30)	(13)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(116)	67
Cash, cash equivalents and restricted cash at beginning of period	693	187
Cash, cash equivalents and restricted cash at end of period	$577	$254
Supplemental Cash Flow Disclosure:
Reorganization items paid	145	—

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

(Debtor-in-Possession)

CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)

(Unaudited)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-in	(Deficit)	Comprehensive	Total
	Shares	Amount	Capital	Earnings	Income/(Loss)	Deficit
	(in millions)
Balance at December 31, 2019	75	—	$19	$(2,282)	$130	$(2,133)
Net income	—	—	—	52	—	52
Other comprehensive income, net of tax	—	—	—	—	39	39
Stock-based compensation	—	—	2	—	—	2
Tax withholding related to vesting of restricted stock units and other	—	—	(1)	—	—	(1)
Adoption impact of ASU 2016-13, Financial Instruments - Credit Losses	—	—	—	(5)	—	(5)
Balance at March 31, 2020	75	—	$20	$(2,235)	$169	$(2,046)

Balance at December 31, 2020	76	—	28	(2,207)	(129)	(2,308)
Net loss	—	—	—	(105)	—	(105)
Other comprehensive income, net of tax	—	—	—	—	111	111
Stock-based compensation	—	—	2	—	—	2
Balance at March 31, 2021	76	—	$30	$(2,312)	$(18)	$(2,300)

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

COVID-19 and Our Credit Facilities

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

The Plan (as defined below) provides for payment in full of the Company’s obligations under the Prepetition Credit Agreement. The Bankruptcy Court (as defined below) entered the Confirmation Order (as defined below) on April 26, 2021. The Company expects that the Effective Date (as defined below) will occur as soon as all conditions precedent to the Plan have been satisfied, which the Company is targeting for April 30, 2021. Although the Company is targeting occurrence of the Effective Date on April 30, 2021, the Company can make no assurances as to when, or ultimately if, the Plan will become effective.

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

Under the terms of the PSA and the Transaction, the Plan (as defined below), as confirmed by the Bankruptcy Court, includes a global settlement with Honeywell providing for (a) the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Honeywell Indemnity Agreement, that certain Indemnification Guarantee Agreement, dated as of September 27, 2018 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time), by and among Honeywell ASASCO 2 Inc. as payee, Garrett ASASCO as payor, and certain subsidiary guarantors as defined therein (the “Guarantee Agreement,” and together with the Honeywell Indemnity Agreement, the “Indemnity Agreements”) and the Tax Matters Agreement and (b) the dismissal with prejudice of the Honeywell Litigation in exchange for (x) a $375 million cash payment at Emergence from the Chapter 11 Cases and (y) the new Series B Preferred Stock issued by the Company payable in installments of $35 million in 2022, and $100 million annually 2023-2030 (the “Series B Preferred Stock”). The Company will have the option to prepay the Series B Preferred Stock in full at any time at a call price equivalent to $584 million as of Emergence (representing the present value of the installments at a 7.25% discount rate). The Company will also have the option to make a partial payment of the Series B Preferred Stock, reducing the present value to $400 million, at any time within 18 months of Emergence. In every case the duration of future liabilities to Honeywell will be reduced from 30 years prior to the Chapter 11 filing to a maximum of nine years.

For additional information, see Note 18, Commitments and Contingencies, of the Notes to the Consolidated Interim Financial Statements.

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

The Consolidated Interim Financial Statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The Consolidated Interim Financial Statements should be read in conjunction with the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 16, 2020 (our “2020 Form 10-K”). The results of operations for three months ended March 31, 2021 and cash flows for the three months ended March 31, 2021 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention: the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. For differences in actual closing dates that are material to year-over-year comparisons of quarterly or year-to-date results, such differences have been adjusted for the three months ended March 31, 2021. Our actual closing dates for the three months ended March 31, 2021 and 2020 were April 3, 2021 and March 28, 2020, respectively.

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

In accordance with the terms of the PSA, on January 22, 2021, the Debtors’ entered into an Equity Backstop Commitment Agreement (as amended, restated, supplemented, replaced or otherwise modified from time to time, the “EBCA”) with certain members of the CO Group (the “Original Backstop Parties”), pursuant to which, among other things, the Company would conduct the rights offering contemplated by the PSA (as modified pursuant to the PSA from time to time, the “Rights Offering”) and each Original Backstop Party committed to (i) exercise its rights, as a stockholder of the Company, to purchase in the Rights Offering shares of the convertible Series A preferred stock of the Company to be offered in the Rights Offering (the “Series A Preferred Stock”) and (ii) purchase, on a pro rata basis (in accordance with percentages set forth in the EBCA), shares of Series A Preferred Stock which were offered but not subscribed for in the Rights Offering.

On January 24, 2021, representatives of the official committee of equity securities holders (the “Equity Committee”) submitted a restructuring term sheet for a proposed plan of reorganization sponsored by Atlantic Park.  The Equity Committee subsequently filed with the Bankruptcy Court on February 5, 2021, a proposed plan of reorganization and related disclosure statement with respect to such transaction (as reflected in the proposed plan of reorganization filed with the Bankruptcy Court, the “Atlantic Park Proposal”). The transactions contemplated under the Atlantic Park Proposal were proposed as an alternative to the transactions contemplated under the Plan. In connection with the Atlantic Park Proposal, the Equity Committee filed a motion with the Bankruptcy Court seeking to modify the Debtors’ exclusive periods to file and solicit votes on a Chapter 11 plan (the “Equity Committee Exclusivity Motion”). On February 9, 2021, the Equity Committee filed an objection to the Debtors’ motion seeking authority to enter into and perform under the PSA and the EBCA (the “Equity Committee Objection”).  The Company had significant concerns with the feasibility of the Atlantic Park Proposal and concluded at the time that the transactions contemplated under the Atlantic Park Proposal were not reasonably likely to lead to a higher and better alternative plan of reorganization as compared to the Plan. The Equity Committee filed a revised proposed plan of reorganization and disclosure statement in connection with the Atlantic Park Proposal with the Bankruptcy Court on February 15, 2021.

On February 15, 2021, the Debtors and the CO Group agreed with certain of the Consenting Lenders to amend and restate the PSA so as to, among other things, add certain of the Consenting Lenders as parties thereto supporting the Plan.

Following a hearing in the Bankruptcy Court on February 16, 2021, the Debtors, the CO Group, the Equity Committee and certain additional parties agreed to proceed with a court-approved mediation process to attempt to reach a consensual resolution regarding the Equity Committee Exclusivity Motion and the Equity Committee Objection.

Through the mediation, the Debtors, the CO Group, the Equity Committee and the additional parties to the mediation, reached a consensual resolution regarding certain aspects of the Plan, and on March 9, 2021, the PSA was subsequently amended and restated, and a replacement EBCA among the Debtors and certain of the Additional Investors (the “Equity Backstop Parties”) was entered into, to provide for, among other things: (i) a direct equity investment of $668.8 million by Centerbridge and Oaktree to purchase the Series A Preferred Stock to be issued pursuant to the Plan, (ii) two Rights Offerings in an aggregate amount of $632 million (including an allocation of subscription rights to the Equity Backstop Parties as consideration for their agreement to backstop the Rights Offerings), and (iii) an increase of the conversion price to common stock of the Series A Preferred Stock from $3.50 to $5.25. On March 9, 2021 the Debtors filed amended versions of the Plan and Disclosure Statement with the Bankruptcy Court to reflect this consensual resolution. On March 12, 2021 the Bankruptcy Court entered orders approving the Disclosure Statement, the proposed procedures for solicitation of votes on the Plan and the Debtors’ entry into and performance and obligations under the PSA and the EBCA, which remain subject to customary closing conditions. On March 12, 2021 the Debtors filed the solicitation versions of the Plan and Disclosure Statement with the Bankruptcy Court.

As contemplated by the Plan, the Company filed a supplement to the Plan (as amended, restated, supplemented or otherwise modified from time to time, the “Plan Supplement”) with the Bankruptcy Court on April 9, 2021, which includes drafts of certain documents related to the Plan and referenced therein. On April 20, 2021, and April 22, 2021, the Debtors filed amended Plan Supplements reflecting updates and other changes and corrections to certain of the draft documentation. Also, on April 20, 2021, the Debtors also filed an amended version of the Plan, reflecting, among other things, revised treatment of certain claims and certain other technical changes and corrections.  Following a hearing in the Bankruptcy Court on April 23, 2021, the Debtors filed a further amended Plan on April 26, 2021.

On April 26, 2021, the Bankruptcy Court entered an order (the “Confirmation Order”), among other things, confirming the Plan. The Company expects that the effective date of the Plan (the “Effective Date”) will occur as soon as all conditions precedent to the Plan have been satisfied, which the Company is targeting for April 30, 2021. Although the Company is targeting occurrence of the Effective Date on April 30, 2021, the Company can make no assurances as to when, or ultimately if, the Plan will become effective.

Plan Support Agreement and Equity Backstop Commitment Agreement

On the Petition Date, certain of the Debtors entered into the Stalking Horse Purchase Agreement with the Stalking Horse Bidder, pursuant to which the Stalking Horse Bidder agreed to purchase, subject to the terms and conditions contained therein, substantially all of the assets of the Debtors. The Stalking Horse Purchase Agreement constituted a “stalking horse” bid that was subject to higher and better offers by third parties in accordance with the bidding procedures approved by the Bidding Procedures Order. The Bidding Procedures Order permitted third parties to submit competing proposals for the purchase and/or reorganization of the Debtors and approved stalking horse protections for the Stalking Horse Bidder. In accordance with the Bidding Procedures Order, the Debtors held the Auction at which they solicited and received higher and better offers from KPS and the OWJ Group. In addition to the bids received at the Auction from KPS and the OWJ Group, the Debtors also received a transaction proposal in parallel from the CO Group. The Auction was completed on January 8, 2021, at which point the Debtors filed with the Bankruptcy Court (i) an auction notice noting that a bid received from KPS was the successful bid at the Auction but that the Debtors were still considering the proposal from the CO Group, (ii) a Plan and (iii) a related Disclosure Statement.

On January 11, 2021, the Debtors, having determined that the proposal from the CO Group was a higher and better proposal than the successful bid of KPS at the Auction, entered into the PSA and announced their intention to pursue the Transaction. As a result of the entry into the PSA, (i) the Debtors filed a supplemental auction notice with the Bankruptcy Court on January 11, 2021 describing the Debtors’ determination to proceed with the Transaction, (ii) the Debtors filed a revised Plan and a related revised Disclosure Statement with the Bankruptcy Court on January 22, 2021 to implement the Transaction and (iii) the Stalking Horse Purchase Agreement became terminable, following which, on January 15, 2021, the Stalking Horse Bidder terminated the Stalking Horse Purchase Agreement and the Debtors subsequently paid a termination payment of $63 million and an expense reimbursement payment of $15.7 million to the Stalking Horse Bidder pursuant to the terms of the Stalking Horse Purchase Agreement and the Bidding Procedures Order. The subsequent payment was recorded in Reorganization items, net in the first quarter of 2021, due to the termination notice by KPS. On February 15, 2021, the Debtors and the CO Group agreed with certain of the Consenting Lenders to amend and restate the PSA so as to, among other things, add certain of the Consenting Lenders as parties thereto.  On March 9, 2012, the PSA was subsequently amended and restated to reflect changes agreed to among the Debtors, the CO Group, the Equity Committee and other parties during the court-approved mediation process.

Under the PSA, the material terms of the Transaction include:

•	Committed direct equity investment in the form of Series A Preferred Stock of the reorganized Company by Centerbridge and Oaktree in the amount of $668.8 million in the aggregate in cash;
•

Two Rights Offerings of the reorganized Company’s Series A Preferred Stock for a maximum aggregate value of $632 million (including an allocation of subscription rights to the Equity Backstop Parties as consideration for their agreement to backstop the Rights Offerings) to existing holders of the Company’s common stock, backstopped by the Equity Backstop Parties on a fully committed basis;

•

Holders of shares of the Company’s existing common stock may effectively retain their shares or, at each stockholder’s election (unless such stockholder is a party to the PSA), receive cash at $6.25 per share in exchange for cancellation of their shares;

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

•

Committed debt financing for the reorganized Debtors upon Emergence, consisting of an approximately $1,250 million term loan facility and an approximately $300 million revolving credit facility at Emergence.

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

The PSA provides for the reimbursement by the Debtors of professional fees and expenses of the CO Group, subject to an interim cap of $25 million prior to Emergence and with the balance to be paid at Emergence, and certain of the Consenting Lenders and Consenting Noteholders. As of February 15, 2021, the CO Group estimated that the aggregate amount of professional fees and expenses expected to be payable by the Debtors under the PSA (inclusive of any amounts payable prior to Emergence) was approximately $82 million.

On March 9, 2021 the Debtors entered into the replacement EBCA with the Equity Backstop Parties, pursuant to which, among other things, the Company will conduct the Rights Offerings and each Equity Backstop Party committed to (i) exercise its rights, as a stockholder of the Company, to purchase in the Rights Offerings shares of the Series A Preferred Stock and (ii) purchase, on a pro rata basis (in accordance with percentages set forth in the EBCA), shares of Series A Preferred Stock which were offered but not subscribed for in the Rights Offerings. The EBCA provides for the reimbursement by the Debtors of professional fees and expenses and filing fees incurred by the Equity Backstop Parties in connection with the Chapter 11 Cases in an aggregate amount that, together with and inclusive of amounts to be reimbursed pursuant to the PSA, do not exceed $25 million prior to Emergence. The EBCA further provides for indemnification by the Debtors of losses, claims, damages, liabilities, costs and expenses incurred by the Equity Backstop Parties in connection with the Transaction.

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

Plan of Reorganization

As described above, the Debtors filed the Plan and Disclosure Statement on January 8, 2021 and filed a revised Plan and revised Disclosure Statement on January 22, 2021 to implement the Transaction, with further amended versions of the Plan and Disclosure Statement filed with the Bankruptcy Court on February 15, 2021 and March 9, 2021. On March 12, 2021, the Debtors filed the solicitation versions of the Plan and the Disclosure Statement, and on April 20, 2021, the Debtors filed a further revised Plan. Following a hearing in the Bankruptcy Court on April 23, 2021, the Debtors filed a further revised Plan on April 26, 2021. On April 26, 2021, the Bankruptcy Court entered the Confirmation Order. It is possible that technical amendments could be made to the Plan prior to the Effective Date.

Chapter 11 Accounting

The Company has applied ASC 852 in preparing our Consolidated Interim Financial Statements. ASC 852 requires the financial statements for periods subsequent to the Petition Date to distinguish transactions and events that are directly associated with the Company's reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses, and provisions for losses directly resulting from the reorganization and restructuring shall be reported separately as Reorganization items, net in the Consolidated Interim Statements of Operations. In addition, the balance sheet distinguishes pre-petition liabilities subject to compromise from those pre-petition liabilities that are not subject to compromise and post-petition liabilities. Pre-petition liabilities that are not fully secured or those that have at least a possibility of not being repaid at the allowed claim amount have been classified as liabilities subject to compromise on the Consolidated Interim Balance Sheet at March 31, 2021.

Under the Bankruptcy Code, the Debtors may assume and assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a prepetition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors of performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach subject, in the case of the rejection of unexpired leases of real property, to certain caps on damages. Counterparties to such rejected contracts or leases may assert unsecured claims in the Bankruptcy Court against the applicable Debtor’s estate for such damages. Generally, the assumption or assumption and assignment of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance thereunder. Accordingly, any description of an executory contract or unexpired lease with a Debtor in this quarterly report, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease with a Debtor is qualified by any overriding rejection rights the Company has under the Bankruptcy Code. The Plan provides for the assumption of all of the Debtors’ executory contracts and unexpired leases except for certain agreements with Honeywell.

Reorganization Items, Net

The Debtors have incurred and will continue to incur significant costs associated with the reorganization, including the write-off of original issue discount and deferred long-term debt fees on debt, a component of liabilities subject to compromise, costs of debtor-in-possession financing and legal and professional fees. The amount of these charges, which since the Petition Date are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as Reorganization items, net within the Company's Consolidated Interim Statements of Operations for the three months ended March 31, 2021.

Reorganization items, net, are comprised of the following for the three months ended March 31, 2021:

Three Months Ended March 31,
2021
(Dollars in millions)
Advisor fees	$84
DIP Financing fees	1
Bid termination and expense reimbursement	79
Other	10
Total reorganization items, net	$174

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

Debt issuance costs associated with the Revolving Credit Facility were capitalized in Other assets and are amortized to interest expense over the debt term. Approximately, $6 million of debt issuance costs were paid in connection with the Revolving Credit Facility issued on September 27, 2018.

As a result of the Chapter 11 Cases, and in order to adjust the carrying amount of the debt to the expected allowed claim amount in accordance with ASC 852, the Company expensed $6 million of deferred issuance costs related to the pre-petition Senior Notes which are not fully secured in 2020. These costs were recorded to Reorganization items, net, in the Consolidated Statement of Operations for the year ended December 31, 2020. Refer to Note 2, Reorganization and Chapter 11 Proceedings for further discussion.

The principal amounts outstanding on our Senior Secured Credit Facilities and the Senior Notes as of March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
	(Dollars in millions)
Senior Secured Credit Facilities (1):
Term Loans	$1,055	$1,082
Borrowings under revolving credit facility	370	370
Total consolidated Secured Debt	1,425	1,452
Long-term debt, net subject to compromise (2):
Senior Notes	412	429
Total debt, prior to reclassification to Liabilities subject to compromise	1,837	1,881
Less: current portion	(376)	(370)
Less: Amounts reclassified to Liabilities subject to compromise	(412)	(429)
Total long-term debt	$1,049	$1,082

(1)	The Term A Facility, Term B Facility and Revolving Facility are fully secured. These continue to be accounted for under ASC 470.
(2)

The Senior Notes are not fully secured and have been reclassified to Liabilities subject to compromise in the Company's Consolidated Interim Balance Sheet as of March 31, 2021. As of the Petition Date, the Company ceased accruing related interest expense and amortization of debt issuance costs.

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

The applicable margin for the U.S. Dollar tranche of the Term B Facility is currently 2.50% per annum (for ABR loans) while that for the euro tranche of the Term B Facility is currently 3.75% per annum (for EURIBOR loans). The applicable margin for each of the Term A Facility and the Revolving Facility varies based on our leverage ratio. Accordingly, the interest rates for the Senior Secured Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR, EURIBOR or future changes in our corporate rating or leverage ratio.

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

The following table presents liabilities subject to compromise as reported in the Consolidated Interim Balance Sheet at March 31, 2021 and December 31, 2020, respectively:

	March 31,	December 31,
	2021	2020
	(Dollars in millions)
Obligations payable to Honeywell (Note 18)	$1,421	$1,482
Long-term debt (1)	412	429
Pension, compensation, benefit and other employee related	82	92
Uncertain tax positions and deferred taxes	61	69
Accounts payable	35	82
Advanced discounts from suppliers	28	33
Lease liability (Note 14)	17	19
Product warranties and performance guarantees	16	16
Freight Accrual	—	27
Other	35	41
Total liabilities subject to compromise	$2,107	$2,290

(1)	Please see above Pre-petition Long-Term Debt during the Chapter 11 Cases sub-section for details of the pre-petition debt reported as liabilities subject to compromise.

As discussed above, the Confirmation Order has been entered. The amounts in the table above represent the best estimate of our pre-petition liabilities of that date.

Potential Claims

On November 3, 2020, the Debtors filed with the Bankruptcy Court schedules and statements for Garrett Motion Inc., Garrett Motion Holdings Inc., Garrett ASASCO Inc. and Garrett Motion Holdings II Inc. (collectively, the “Initial Reporting Debtors”), setting forth, among other things, the assets and liabilities of each of the Initial Reporting Debtors, subject to the assumptions filed in connection therewith. On December 18, 2020, the Debtors filed with the Bankruptcy Court schedules and statements for each of the remaining Debtors, setting forth, among other things, the assets and liabilities of each of the remaining Debtors, subject to the assumptions filed in connection therewith. These schedules and statements are subject to further amendment or modification. As part of the Chapter 11 Cases, parties believing that they have claims or causes of action against the Debtors may file proofs of claim evidencing such claims. All holders of pre-petition claims against the Initial Reporting Debtors were required to have submitted proofs of claim with respect to such claims by December 18, 2020 (other than holders of claims under U.S. securities laws, which were required to have submitted proofs of claim with respect to such claims by March 1, 2021). All holders of governmental pre-petition claims against the Initial Reporting Debtors are required to submit proofs of claim with respect to such claims by May 3, 2021. All holders of pre-petition claims against the remaining Debtors were required to have submitted proofs of claim with respect to such claims by March 1, 2021. All holders of governmental pre-petition claims against the remaining Debtors are required to submit proofs of claim with respect to such claims by June 14, 2021.

The Debtors' have received 2,487 proofs of claim as of April 26, 2021, for an amount of approximately $146 billion. Such amount includes duplicate claims across multiple debtor legal entities. As claims are filed against the Debtors, the claims will be reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. In addition, the Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In light of the substantial number of claims already filed, and expected to be filed, the claims resolution process may take considerable time to complete and may continue after the Debtors emerge from bankruptcy. As of April 26, 2021 the Company’s assessment of the validity of claims received has not been completed.

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

The original maturity date of the DIP Term Loan Facility was the earlier to occur of (a) March 31, 2021 (the “Scheduled Maturity Date”); provided, however, that upon the Company’s written request such Scheduled Maturity Date can be extended by three separate one-month extensions subject to (i) the payment of an extension fee to the Lenders equal to 0.50% of the principal amount of the Loans outstanding at the time of such extension, (ii) no default or Event of Default (as defined in the DIP Credit Agreement) existing at the time of such extension and (iii) accuracy of the representations and warranties in all material respects at the time of such extension and after giving effect thereto; and (b) the effective date of a plan of reorganization; and certain other events under the DIP Credit Agreement. On March 17, 2021, the Company prepaid $100 million that was previously outstanding under the DIP Credit Agreement, and on March 31, 2021 the Company exercised its first extension option and extended the maturity date for the loans remaining outstanding under the DIP Credit Agreement to April 30, 2021.

Following the exercise by the Company of its initial maturity date extension option, the outstanding principal amount under the DIP Term Loan Facility bears interest at a rate equal to LIBOR (subject to a 1.00% LIBOR floor) plus 5.50% per annum payable every 30 days in arrears. On the Closing Date, the Company paid 1.00% in commitment fees on the total commitment plus 2.00% in fees in the form of original issue discount on the initial $100 million borrowing. On the Delayed Draw Borrowing Date, the Company paid 2.00% in fees in the form of original issue discount on the $100 million delayed draw loan. Upon an event of default, all outstanding amounts under the DIP Credit Agreement will bear interest at a rate equal to the applicable interest rate plus an additional 2.00% per annum and be payable on demand.

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

The principal amounts outstanding on Debtor-in-possession financing as of March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
	2021	2020
	(Dollars in millions)
Debtor-in-possession financing	$100	$200

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

Condensed Combined Debtor Only Financial Information

The financial statements below represent the condensed and combined interim financial statements of the Debtors as of and for the three months ended March 31, 2021. Any entities which are non-debtor entities, are not included in these condensed and combined interim financial statements. Intercompany transactions among the Debtors have been eliminated in the financial statements contained herein. Intercompany transactions among the Debtors and the non-debtor entities have not been eliminated in the Debtors’ financial statements.

For the Three Months Ended March 31,
2021
(Dollars in millions)
Net sales	$753
Cost of goods sold	602
Gross profit	151
Selling, general and administrative expenses	53
Interest expense	23
Non-operating expense	12
Reorganization items, net	174
Income before taxes	(111)
Tax expense	20
Net loss	$(131)

	March 31, 2021	December 31, 2020
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$276	$516
Restricted cash	40	30
Accounts, notes and other receivables – net	450	430
Accounts and other receivables from non-debtor affiliates	263	240
Inventories – net	178	166
Other current assets	75	91
Total current assets	1,282	1,473
Investments and long-term receivables	8	6
Investment in subsidiaries	888	883
Property, plant and equipment – net	304	319
Goodwill	193	193
Deferred income taxes	229	236
Other assets	89	93
Total assets	$2,993	$3,203
LIABILITIES
Current liabilities:
Accounts payable	$597	$497
Borrowings under revolving credit facility	370	370
Current maturities of long-term debt	6	—
Debtor-in-possession Term Loan	100	200
Accrued liabilities	135	106
Total current liabilities	1,208	1,173
Long-term debt	1,049	1,082
Other liabilities	29	22
Total liabilities not subject to compromise	2,286	2,277
Liabilities subject to compromise
External	2,107	2,290
With non-debtor affiliates	488	528
Total liabilities subject to compromise	2,595	2,818
Total liabilities	$4,881	$5,095
COMMITMENTS AND CONTINGENCIES (Note 18)
EQUITY (DEFICIT)
Total deficit attributable to the Debtors	(1,888)	(1,892)
Total liabilities and deficit	$2,993	$3,203

For the Three Months Ended March 31,
2021
(Dollars in millions)
Cash Flows from operating activities:
Net cash used for operating activities	$(100)
Cash Flows from investing activities:
Expenditures for property, plant and equipment	(5)
Other	1
Net cash used for investing activities	(4)
Cash Flows from financing activities:
Payments of debtor-in-possession financing	(100)
Debtor-in-possession financing fees	(1)
Net cash used for financing activities	(101)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(26)
Net decrease in cash, cash equivalents and restricted cash	(231)
Cash, cash equivalents and restricted cash at beginning of period	547
Cash, cash equivalents and restricted cash at end of period	$316

Note 3. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 3 to the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2020 included in our 2020 Form 10-K. There were no new accounting pronouncements adopted during the three months ended March 31, 2021.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to current year classifications, specifically certain items that had been previously recorded in selling, general and administrative expenses presented now within cost of goods sold. The reclassifications had no impact on net income, equity, or cash flows as previously reported.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In January 2021, the FASB issued clarification on the scope of relief related to the reference rate reform. The Company is currently evaluating the impact of the guidance related to certain existing debt agreements on our Consolidated Financial Statements.

There are no other recently issued, but not yet adopted, accounting pronouncements which are expected to have a material impact on the Company’s Consolidated Interim Financial Statements and related disclosures.

Note 4. Revenue Recognition and Contracts with Customers

Disaggregated Revenue

Net sales by region (determined based on country of shipment) and channel are as follows:

	Three months ended March 31, 2021
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$100	$36	$2	$138
Europe	481	39	8	528
Asia	302	10	7	319
Other International	6	6	—	12
	$889	$91	$17	$997

	Three months ended March 31, 2020
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$92	$40	$—	$132
Europe	394	30	9	433
Asia	159	8	6	173
Other International	3	4	—	7
	$648	$82	$15	$745

Contract Balances

The following table summarizes our contract assets and liabilities balances:

2021
(Dollars in millions)
Contract assets—January 1	$61
Contract assets—March 31	65
Change in contract assets—Increase/(Decrease)	4
Contract liabilities—January 1	$(2)
Contract liabilities—March 31	(1)
Change in contract liabilities—(Increase)/Decrease	$1

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

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Research and development costs	$33	$30
Engineering-related expenses	6	6
	$39	$36

Note 6. Other Expense, Net

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Indemnification related — post Spin-Off	$—	$15
Indemnification related — litigation	—	1
Factoring and notes receivables discount fees	1	—
	$1	$16

Note 7. Income Taxes

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Tax expense	$24	$1
Effective tax rate	(29.6)%	1.9%

The effective tax rate was (29.6%) and 1.9% for the three months ended March 31, 2021 and 2020, respectively. The negative effective tax rate for 2021 reflects a tax expense in a period of an overall pre-tax loss.  The change in the effective tax rate for the three months ended March 31, 2021 compared to the prior year period primarily related to the increase in nondeductible bankruptcy costs and the absence of tax benefits from lower withholding taxes.

The effective tax rate for the three months ended March 31, 2021 was lower than the U.S. federal statutory rate of 21% primarily because of pre-tax losses related to nondeductible bankruptcy and restructuring costs.

For the period ended March 31, 2020 the Company computed its effective tax rate using actual year to date information rather than a full year forecast to compute an annual effective tax rate. Based on available forecasts which took into account a range of potential impacts from COVID-19, the Company’s effective tax rate was expected to be highly sensitive to changes in pre-tax book income because of non-deductible asbestos related expenses which have no correlation to earnings. Accordingly, the Company concluded that computing its effective tax rate using year to date actual results was its best estimate of tax expense for the period ended March 31, 2020.

The effective tax rate can vary from quarter to quarter due to changes in the Company’s global mix of earnings, impacts of Covid-19, the resolution of income tax audits, changes in tax laws (including updated guidance on U.S. tax reform), deductions related to employee share-based payments, internal restructurings and pension mark-to-market adjustments.

In connection with the global outbreak of COVID-19, many countries have enacted legislation to provide various forms of emergency economic relief, including the CARES Act in the United States, that may provide financial benefits to the Company. Such benefits have not had a material impact on the Company.

Note 8. Accounts, Notes and Other Receivables—Net

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Trade receivables	$672	$625
Notes receivables	70	152
Other receivables	75	77
	817	854
Less—Allowance for doubtful accounts	(10)	(13)
	$807	$841

Trade Receivables include $65 million and $61 million of unbilled balances as of March 31, 2021 and December 31, 2020, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. Unbilled receivables include $65 million and $61 million of contract assets as of March 31, 2021 and December 31, 2020, respectively.  See Note 4, Revenue Recognition and Contracts with Customers.

Note 9. Factoring and Notes Receivable

The Company has entered into arrangements with financial institutions to sell eligible trade receivables. During the periods ended March 31, 2021 and December 31, 2020, the Company sold $180 million and $473 million of eligible receivables, respectively, without recourse, and accounted for these arrangements as true sales.

The Company also received guaranteed bank notes without recourse, in settlement of accounts receivables, primarily in the Asia Pacific region. The Company can hold the bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash. During the periods ended March 31, 2021 and December 31, 2020, the Company sold $0 and $160 million of bank notes, respectively, without recourse, and accounted for these as true sales. As of March 31, 2021 and December 31, 2020, the Company has pledged as collateral $15 million and $18 million of guaranteed bank notes which have not been sold in order to be able to issue bank notes as payment to certain suppliers. Such pledged amounts are included as Notes receivables in Accounts, notes and other receivables – Net (Note 8).

Note 10. Inventories—Net

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Raw materials	$150	$160
Work in process	21	19
Finished products	124	97
	295	276
Less—Reserves	(37)	(41)
	$258	$235

Note 11. Other Assets

	March 31,	December 31,
	2021	2020
	(Dollars in millions)
Advanced discounts to customers, non-current	$68	$70
Operating right-of-use assets (Note 14)	36	36
Other	27	29
	$131	$135

Note 12. Accrued Liabilities

Due to the Chapter 11 filing, Accrued Liabilities that existed as of March 31, 2021 and December 31, 2020 and were deemed pre-petition, unsecured were reclassified as Liabilities subject to compromise, refer to Note 2, Reorganization and Chapter 11 Proceedings.

	March 31, 2021	December 31, 2020
	(Dollars in millions)
Customer pricing reserve	$87	$82
Compensation, benefit and other employee related	59	62
Taxes	29	37
Product warranties and performance guarantees	16	14
Repositioning	13	7
Advanced discounts from suppliers, current	5	5
Customer advances and deferred income(a)	9	8
Short-term lease liability (Note 14)	5	5
Other (primarily operating expenses)	54	28
	$277	$248

(a)

Customer advances and deferred income include $1 million and $2 million of contract liabilities as of March 31, 2021 and December 31, 2020, respectively. See Note 4, Revenue Recognition and Contracts with Customers.

The Company accrued repositioning costs related to projects to optimize its product costs and right-size its organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold in our Consolidated Interim Statements of Operations.

	Severance Costs	Exit Costs	Total
	(Dollars in millions)
Balance at December 31, 2019	$3	$1	$4
Charges	5	—	5
Usage—cash	(2)	—	(2)
Balance at March 31, 2020	$6	$1	$7

	Severance Costs	Exit Costs	Total
	(Dollars in millions)
Balance at December 31, 2020	$7	$—	$7
Charges	8	—	8
Usage—cash	(2)	—	(2)
Balance at March 31, 2021	$13	$—	$13

Note 13. Other Liabilities

Due to the Chapter 11 filing, Other Liabilities that existed as of March 31,2021 and December 31, 2020 and were deemed pre-petition, unsecured were reclassified as Liabilities subject to compromise, refer to Note 2, Reorganization and Chapter 11 Proceedings.

	March 31,	December 31,
	2021	2020
	(Dollars in millions)
Income taxes	$47	$45
Designated and undesignated derivatives	21	22
Pension and other employee related	18	14
Long-term lease liability (Note 14)	14	15
Advanced discounts from suppliers	10	11
Other	15	7
	$125	$114

Note 14. Leases

We have operating leases that primarily consist of real estate, machinery and equipment. Our leases have remaining lease terms of up to 10 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.

The components of lease expense are as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Operating lease cost	$4	$3

Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3	$2
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1	—

Supplemental balance sheet information related to operating leases is as follows:

	March 31,	December 31,
	2021	2020
	(Dollars in millions)
Other assets	$36	$36
Accrued liabilities	5	5
Other liabilities	14	15
Liabilities subject to compromise	17	19

	March 31,	December 31,
	2021	2020
Weighted-average lease term (in years)	5.02	5.14
Weighted-average discount rate	6.18%	6.16%

Maturities of operating lease liabilities were as follows:

March 31, 2021
(Dollars in millions)
2021	$9
2022	10
2023	7
2024	5
2025	4
Thereafter	8
Total lease payments	43
Less imputed interest	(6)
$37

Note 15. Financial Instruments and Fair Value Measures

Our credit, market and foreign currency risk management policies are described in Note 18, Financial Instruments and Fair Value Measures, of the notes to the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2020 included in our 2020 Form 10-K. At March 31, 2021 and December 31, 2020, we had contracts with aggregate gross notional amounts of $170 million and $19 million, respectively, to limit interest rate risk and to exchange foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar and Korean Won.

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

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

			Fair Value
	Notional Amounts		Assets
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(Dollars in millions)
Undesignated forward currency exchange contracts	$170	$19	$2	$—	(a)

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

Following our voluntary filing for Chapter 11 protection, and as noted in the table above, the majority of our foreign exchange, interest rate swap, and cross-currency swap contracts were terminated at or prior to September 30, 2020. All outstanding amounts as of March 31, 2021 and December 31, 2020 were classified as Other Liabilities and are fully secured and payable upon Emergence. Any valuation difference from our Petition Date to the termination date will be reflected in Reorganization items, net. See Note 2, Reorganization and Chapter 11 Proceedings, for additional information.

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

The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2021
	Carrying Value	Fair Value
	(Dollars in millions)
Liabilities not subject to compromise:
Terms Loans A and B	$1,055	$1,073
DIP Financing	100	100
Liabilities subject to compromise:
Senior Notes	412	440

The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered Level 2.

Note 16. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance at December 31, 2019	$153	$4	$(27)	$130
Other comprehensive income (loss) before reclassifications	39	—	—	39
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Net current period other comprehensive income (loss)	39			39
Balance at March 31, 2020	$192	$4	$(27)	$169

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance at December 31, 2020	$(81)	$(3)	$(45)	$(129)
Other comprehensive (loss) before reclassifications	110	—	—	110
Amounts reclassified from accumulated other comprehensive income (loss)	—	1	—	1
Net current period other comprehensive (loss)	110	1		111
Balance at March 31, 2021	$29	$(2)	$(45)	$(18)

Note 17. Earnings (Loss) Per Share

The details of the earnings (loss) per share (“EPS”) calculations for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions except per share amounts)
Basic
Net (loss) income	$(105)	$52
Weighted average common shares outstanding	75,904,898	75,040,932
EPS – Basic	$(1.38)	$0.69

	Three Months Ended March 31,
	2021	2020
	(Dollars in millions except per share amounts)
Diluted
Net (loss) income	$(105)	$52
Weighted average common shares outstanding – Basic	75,904,898	75,040,932
Dilutive effect of unvested RSUs and other contingently issuable shares	—	1,220,613
Weighted average common shares outstanding – Diluted	75,904,898	76,261,545
EPS – Diluted	$(1.38)	$0.68

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the period.

The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three months ended March 31, 2021 and March 31, 2020, the weighted number of stock options excluded from the computations was 399,489 and 441,966, respectively. These stock options were outstanding for the three months ended March 31, 2021 and 2020, respectively.

Note 18. Commitments and Contingencies

Chapter 11 Proceedings

Commencement of the Chapter 11 Cases automatically stayed the proceedings and actions against us that are described below, in addition to actions seeking to collect pre-petition indebtedness or to exercise control over the property of the Company’s bankruptcy estates. The Plan filed by the Debtors, as confirmed by the Bankruptcy Court provides for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that have not been satisfied or addressed during the Chapter 11 Cases.

See Note 1, Background and Basis of Presentation and Note 2, Reorganization and Chapter 11 Proceedings for additional information on the Chapter 11 Cases, the RSA, the Stalking Horse Purchase Agreement, the PSA, the EBCA, the Transaction and the DIP Credit Agreement.

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

In connection with the Spin-Off, Garrett ASASCO, a wholly owned indirect subsidiary of the Company, entered into the Honeywell Indemnity

Agreement with Honeywell on September 12, 2018. As of the Spin-Off date of October 1, 2018, Garrett ASASCO is obligated to make payments to Honeywell in amounts equal to 90% of certain Honeywell asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of this Honeywell Indemnity Agreement, Garrett ASASCO is responsible for paying to Honeywell such amounts, up to a cap of an amount equal to the Euro-to-U.S. dollar exchange rate determined by Honeywell as of a date within two business days prior to the date of the Distribution (1.16977 USD = 1 EUR) equivalent of $175 million in respect of such liabilities arising in any given calendar year. The payments that Garrett ASASCO is required to make to Honeywell pursuant to the terms of the Honeywell Indemnity Agreement will not be deductible for U.S. federal income tax purposes. The Honeywell Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the first quarter of 2020, Garrett ASASCO paid Honeywell the Euro-equivalent of $35 million in connection with the Honeywell Indemnity Agreement. Honeywell and Garrett agreed to defer the payment under the Honeywell Indemnity Agreement due May 1, 2020 to December 31, 2020 (the “Q2 Payment”), however we do not expect Garrett ASASCO to make payments to Honeywell under the Honeywell Indemnity Agreement during the pendency of the Chapter 11 Cases. The Plan, as confirmed by the Bankruptcy Court, includes a global settlement with Honeywell providing for, among other things, the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Indemnity Agreements.

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

On January 11, 2021, the Company announced that it had agreed to settle Honeywell’s claims as part of a broader revised Plan. The Plan is subject to various conditions.

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

On January 15, 2021, the Bankruptcy Court ordered that the Action and the estimation proceeding both be stayed pending the Bankruptcy Court’s consideration of the Plan. On April 26, 2021, the Bankruptcy Court entered the Confirmation Order.

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

On July 17, 2020, we provided notice to Honeywell asserting that Honeywell has caused material breaches of the Tax Matters Agreement and that the Tax Matters Agreement is unenforceable. The value and validity of Honeywell’s claims under the Tax Matters Agreement, including the MTT Claim, are currently being litigated in the Chapter 11 Cases. As described above, the Plan, as confirmed by the Bankruptcy Court, includes a global settlement with Honeywell providing for, among other things, the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Tax Matters Agreement.

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

The following table summarizes our Obligation payable to Honeywell related to these agreements. As of March 31, 2021 and December 31, 2020, all amounts have been reclassified to Liabilities subject to compromise on the Consolidated Interim Balance Sheets:

	Three Months Ended March 31, 2021
	Asbestos and environmental	Tax Matters	Total
	(Dollars in millions)
Beginning of year	$1,196	$286	$1,482
Currency translation adjustment	(49)	(12)	(61)
End of period	$1,147	$274	$1,421

Current	2	39	41
Non-current	1,145	235	1,380
Total	$1,147	$274	$1,421

	Twelve Months Ended December 31, 2020
	Asbestos and environmental	Tax Matters	Total
	(Dollars in millions)
Beginning of year	$1,090	$261	$1,351
Legal fees expensed	41	—	41
Payments to Honeywell	(35)	—	(35)
Currency translation adjustment	100	25	125
End of period	$1,196	$286	$1,482

Current	2	40	42
Non-current	1,194	246	1,440
Total	$1,196	$286	$1,482

Asbestos Matters

The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Honeywell Indemnity Agreement with Honeywell entered into by Garrett ASASCO on September 12, 2018, under which Garrett ASASCO is required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Honeywell Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. As stated above, on January 11, 2021, the Company announced that it had agreed to settle Honeywell’s claims as part of a revised Plan. This settlement would extinguish our obligations to Honeywell under the Honeywell Indemnity Agreement. The Plan is subject to various conditions. On April 26, 2021, the Bankruptcy Court entered the Confirmation Order.

Securities Litigation

On September 25, 2020, a putative securities class action complaint was filed against Garrett Motion Inc. and certain current and former Garrett officers and directors, in the United States District Court for the Southern District of New York.  The case bears the caption: Steven Husson, Individually and On Behalf of All Others Similarly Situated, v. Garrett Motion Inc., Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, and Su Ping Lu, Case No. 1:20-cv-07992-JPC (SDNY) (the “Husson Action”).  The Husson Action asserted claims under Sections 10(b) and 20(a) of the Exchange Act, for securities fraud and control person liability.  On September 28, 2020, the plaintiff sought to voluntarily dismiss his claim against Garrett Motion Inc. in light of the Company’s bankruptcy; this request was granted.

On October 5, 2020, another putative securities class action complaint was filed against certain current and former Garrett officers and directors, in the United States District Court for the Southern District of New York.  This case bears the caption: The Gabelli Asset Fund, The Gabelli Dividend & Income Trust, The Gabelli Value 25 Fund Inc., The Gabelli Equity Trust Inc., SM Investors LP and SM Investors II LP, on behalf of themselves and all others similarly situated, v. Su Ping Lu, Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, Craig Balis, Thierry Mabru, Russell James, Carlos M. Cardoso, Maura J. Clark, Courtney M. Enghauser, Susan L. Main, Carsten Reinhardt, and Scott A. Tozier, Case No. 1:20-cv-08296-JPC (SDNY) (the “Gabelli Action”).  The Gabelli Action also asserted claims under Sections 10(b) and 20(a) of the Exchange Act.

On November 5, 2020, another putative securities class action complaint was filed against certain current and former Garrett officers and directors, in the United States District Court for the Southern District of New York. This case bears the caption: Joseph Froehlich, Individually and On Behalf of All Others Similarly Situated, v. Olivier Rabiller, Allesandro Gili, Peter Bracke, Sean Deason, and Su Ping Lu, Case No. 1:20-cv-09279-JPC (SDNY) (the “Froehlich Action”). The Froehlich Action also asserted claims under Sections 10(b) and 20(a) of the Exchange Act.

All three actions are currently assigned to Judge John P. Cronan. Su Ping Lu filed a waiver of service in the Gabelli Action on November 10, 2020.  On November 24, 2020, competing motions were filed seeking the appointment of lead plaintiff and lead counsel and the consolidation of the Husson, Gabelli, and Froehlich Actions.

On December 8, 2020, counsel for the plaintiffs in the Gabelli Action – the Entwistle & Cappucci law firm – filed an unopposed stipulation and proposed order that would (1) appoint the plaintiffs in the Gabelli Action – the “Gabelli Entities” – the lead plaintiffs; (2) would appoint Entwistle & Cappucci as lead counsel for the plaintiff class; and (3) consolidate the Gabelli Action, the Husson Action, and the Froehlich Action. On January 21, 2021, the Court granted the motion to consolidate the actions and granted the Gabelli Entities’ motions for appointment as lead plaintiff and for selection of lead counsel.  On February 25, 2021, plaintiffs filed a Consolidated Amended Complaint for Violation of the Federal Securities Laws.  Defendants’ motion to dismiss is due by April 26, 2021; Plaintiffs’ opposition is due by June 25, 2021; and Defendants’ reply is due by July 26, 2021.

The Company’s insurer, AIG has accepted the defense, subject the customary reservation of rights.

The bankruptcy court set a bar date of March 1, 2021 for current and former shareholders to file claims against the Debtors arising from rescission of a purchase or sale of common stock of Garrett Motion Inc., for damages arising from the purchase or sale of common stock of Garrett Motion Inc., or for reimbursement or contribution allowed under section 502 of the Bankruptcy Code on account of such claims arising (or deemed to have arisen) prior to the Petition Date for all securities claims arising prior to the Petition Date.  We are not yet able to assess the likelihood that any such claims will be allowed.  To the extent allowed, each holder of such claims will be entitled to receive, (x) its pro rata share of the aggregate cash payments received or recoverable from any insurance policies of the Company on account of any such allowed claims and (y) solely to the extent that such payments are less than the amount of its allowed claim, payment in full of the remaining amount of its allowed claim, at the option of the reorganized Debtors, in cash or a number of shares of Garrett common stock at a value of $6.25 per share.

Make-Whole Litigation

On November 13, 2020, certain of the Debtors (the “Plaintiffs”) filed a complaint in the Bankruptcy Court against the indenture trustee (the “Indenture Trustee”) of the 5.125% senior notes due 2026 (the “Senior Notes”) seeking declaratory judgment on two claims for relief that the Debtors do not owe, and the holders of the Senior Notes (the “Noteholders”) are not entitled to, any make-whole premium under the Indenture (the “Make-Whole” and such litigation, the “Make-Whole Litigation”). Certain Noteholders have contended in these Chapter 11 Cases that the Noteholders are entitled to payment of the Make-Whole under the terms of the Indenture, which provide for the payment of the Make-Whole if the Debtors exercise their right to redeem the Senior Notes prior to maturity, as a result of the Debtors’ commencement of their Chapter 11 Cases. The Plaintiffs’ position is that the Noteholders are not entitled to any Make-Whole because the Debtors have not exercised their right of redemption as contemplated by the Indenture and, in the alternative, the Make-Whole should be disallowed as unmatured interest pursuant to Section 502(b)(2) of the Bankruptcy Code. On January 8, 2021, the Indenture Trustee filed an answer to the Debtors’ complaint. On January 11, 2021, the Company announced that it had agreed to settle the Make-Whole Litigation as part of the transactions and settlements embodied in the Plan. The Plan is subject to various conditions.  Pursuant to the settlement embodied in the Plan, the Make Whole is an allowed claim in the amount of $15 million. As the Confirmation Order was not entered by the Bankruptcy Court until April 26, 2021, the Make Whole was not recorded as of March 31, 2021. The Debtors and the Indenture Trustee agreed to suspend all litigation activities related to and stay the Make-Whole Litigation to permit Bankruptcy Court consideration of the Plan and to dismiss with prejudice the Make-Whole Litigation upon the Effective Date.

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

In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits (“Befiex Credits”) between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of March 31, 2021 was $27 million including penalties and interest. The Company appealed the infraction notice on October 23, 2020. In March 2021, in response to our request, the Brazilian Tax Authorities reconsidered their position for a portion of the $27 million mentioned above and allowed Garrett Motion Brazil the right to offset Federal Tax with the Befiex Credits. The letter does not qualify as a formal decision and requires formal recognition from the Judge and from the Federal Judgement Office in charge of the disputes. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.

Note 19. Pension Benefits

We sponsor several funded U.S. and non-U.S. defined benefit pension plans. Significant plans outside of the U.S. are in Switzerland and Ireland. Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2021. We expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2021, of which $1 million has been contributed through the first three months of the year.

Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended March 31,
	U.S. Plans		Non-U.S. Plan,
	2021	2020	2021	2020
	(Dollars in millions)
Service cost	$—	$—	$3	$2
Interest cost	1	1	—	—
Expected return on plan assets	(3)	(3)	(2)	(1)
	$(2)	$(2)	$1	$1

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with our Consolidated Interim Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2020, included in our Form 10-K, as filed with the Securities and Exchange Commission on February 16, 2021 (our “2020 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our 2020 Form 10-K and this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.

The following, Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the three months ended March 31, 2021.

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

Market penetration of vehicles with a turbocharger is expected to increase from approximately 53% in 2020 to approximately 56% by 2024, according to IHS Markit (“IHS”), which we believe will allow the turbocharger market to grow at a faster rate than overall automobile production. We expect that the powertrain mix evolution trends will remain mostly unchanged, which should support the turbocharger industry in the short to medium term. In particular, the reduction of battery electric vehicle (“BEV”) incentives in China from June 2019 and the change in new energy vehicles (“NEV”) credit policy in November 2019, led to a drop in BEV penetration in China between July 2019 and June 2020. Renewed sales incentives, especially in Tier 2 and Tier 3 cities, as well as non-financial incentives such as more generous license-plate quotas for major metropolitan areas, bolstered Chinese BEV penetration in the second half of 2020. In Europe, the COVID-19 stimulus packages are mostly directed to electric vehicles, but we do not expect a material adverse impact on the turbocharger market in the short term, as selling price, charging time, charging infrastructure availability and profitability issues for OEMs remain challenged to adoption. However, in the long term, a revision of CO2 reduction targets by 2030 proposed by the E.U. could drive an increase of BEV penetration in Europe beyond currently forecasted levels. The turbocharger market volume growth is expected to be particularly strong in China and other high-growth regions in the same period.

In the short to medium term, we believe that turbo penetration will grow as turbos remain one of the most cost-efficient levers to improve the fuel efficiency of conventional Gasoline and Diesel vehicles as well as hybrid and fuel-cell vehicles. Growth in the turbo market is expected in all regions, with special mention for high-growth regions in Asia, where rising income levels continue to drive long-term automotive and vehicle content demand. While these positive factors do not isolate the turbo industry from fluctuations in global vehicle production volumes, such factors may mitigate the negative impact of macroeconomic cycles, or the negative impact of a shift from light vehicle Diesel to light vehicle Gasoline engines. At the same time, the global semiconductor shortage is creating uncertainty across multiple industries, including the automotive industry, and will influence our operating activity this year. Automotive OEMs have reduced production plans in the first two quarters and have planned recovery of lost production in the second half of 2021. The situation is fluid and we believe it is premature to quantify the full year impact. The Company is currently reviewing production at OEM plants and is closely monitoring supply chain disruptions related to semiconductor shortages in an effort to minimize the impact of the bottleneck in supply and to mitigate any potential disruption in production.

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

In accordance with the terms of the PSA, on January 22, 2021, the Debtors’ entered into the EBCA with the Original Backstop Parties, pursuant to which, among other things, the Company would conduct the Rights Offering and each Original Backstop Party committed to (i) exercise its rights, as a stockholder of the Company, to purchase in the Rights Offering shares of the convertible Series A preferred stock of the Company to be offered in the Rights Offering and (ii) purchase, on a pro rata basis (in accordance with percentages set forth in the EBCA), shares of Series A Preferred Stock which were offered but not subscribed for in the Rights Offering.

On January 24, 2021, representatives of the Equity Committee submitted a restructuring term sheet for a proposed plan of reorganization sponsored by Atlantic Park.  The Equity Committee subsequently filed with the Bankruptcy Court on February 5, 2021, a proposed plan of reorganization and related disclosure statement with respect to such transaction (as reflected in the proposed plan of reorganization filed with the Bankruptcy Court, the “Atlantic Park Proposal”). The transactions contemplated under the Atlantic Park Proposal were proposed as an alternative to the transactions contemplated under the Plan. In connection with the Atlantic Park Proposal, the Equity Committee filed the Equity Committee Exclusivity Motion. On February 9, 2021, the Equity Committee filed the Equity Committee Objection. The Company had significant concerns with the feasibility of the Atlantic Park Proposal and concluded at the time that the transactions contemplated under the Atlantic Park Proposal were not reasonably likely to lead to a higher and better alternative plan of reorganization as compared to the Plan. The Equity Committee filed a revised proposed plan of reorganization and disclosure statement in connection with the Atlantic Park Proposal with the Bankruptcy Court on February 15, 2021.

On February 15, 2021, the Debtors and the CO Group agreed with certain of the Consenting Lenders to amend and restate the PSA so as to, among other things, add certain of the Consenting Lenders as parties thereto supporting the Plan.

Following a hearing in the Bankruptcy Court on February 16, 2021, the Debtors, the CO Group, the Equity Committee and certain additional parties agreed to proceed with a court-approved mediation process to attempt to reach a consensual resolution regarding the Equity Committee Exclusivity Motion and the Equity Committee Objection.

Through the mediation, the Debtors, the CO Group, Equity Committee and the additional parties to the mediation reached a consensual resolution regarding certain aspects of the Plan, and on March 9, 2021, the PSA was subsequently amended and restated, and a replacement EBCA among the Debtors and the Equity Backstop Parties was entered into, to provide for, among other things: (i) a direct equity investment of $668.8 million by Centerbridge and Oaktree to purchase Series A Preferred Stock, (ii) two Rights Offerings in an aggregate amount of $632 million (including an allocation of subscription rights to the Equity Backstop Parties as consideration for their agreement to backstop the Rights Offerings), and (iii) an increase of the conversion price to common stock of the Series A Preferred Stock from $3.50 to $5.25. On March 9, 2021 the Debtors filed amended versions of the Plan and Disclosure Statement with the Bankruptcy Court to reflect this consensual resolution. On March 12, 2021 the Bankruptcy Court entered orders approving the Disclosure Statement, the proposed procedures for solicitation of votes on the Plan and the Debtors’ entry into and performance and obligations under the PSA and the EBCA, which remain subject to customary closing conditions.  On March 12, 2021 the Debtors filed the solicitation versions of the Plan and Disclosure Statement with the Bankruptcy Court.

As contemplated by the Plan, the Company filed a supplement to the Plan (as amended, restated, supplemented or otherwise modified from time to time, the “Plan Supplement”) with the Bankruptcy Court on April 9, 2021, which includes drafts of certain documents related to the Plan and referenced therein. On April 20, 2021 and April 22, 2021, the Debtors filed amended Plan Supplements reflecting updates and other changes and corrections to certain of the draft documentation. Also, on April 20, 2021, the Debtors also filed an amended version of the Plan, reflecting, among other things, revised treatment of certain claims and certain other technical changes and corrections. Following a hearing in the Bankruptcy Court on April 23, 2021, the Debtors filed a further amended Plan on April 26, 2021.

Pursuant to the PSA and the Plan, the Transaction involves, among other things, an election for holders of shares of the Company’s existing common stock to either effectively retain their shares or (unless such stockholder is a party to the PSA), receive cash at $6.25 per share in exchange for cancellation of their shares (the “Cash Out Option”). The Company expects that approximately 11,031,990 shares of its existing common stock will be canceled pursuant to the Cash-Out Option, for which the Company expects to pay the holders of such existing common stock an aggregate of approximately $69 million.

As of the Effective Date (when and if it occurs), the Company expects to have an aggregate of approximately 247,771,428 shares of Series A Preferred Stock issued and outstanding, 834,800,000 shares of Series B Preferred Stock issued and outstanding and approximately 65,036,036 shares of common stock issued and outstanding (or 312,807,464 shares of common stock outstanding on a fully diluted basis assuming conversion of the Series A Preferred Stock). In addition, the Company expects to have approximately 31,280,746 shares of common stock reserved for issuance under an equity incentive plan. As authorized by the Plan, on or around the Effective Date (when and if it occurs) the Company expects to adopt a new amended and restated certificate of incorporation to increase its authorized share capital in order to permit such issuances and reservations for issuance pursuant to the Plan.

As of the Effective Date (when and if it occurs), the Company expects affiliated funds of Centerbridge Partners, L.P., to hold 3,390,000 shares of the Company’s common stock and 68,607,182 shares of Series A Preferred Stock, representing aggregate holdings, assuming the conversion of the Series A Preferred Stock, of 71,997,182 shares of the Company’s common stock and 23.0% of all issued and outstanding shares of common stock on a fully diluted basis. As of the Effective Date (when and if it occurs), the Company expects affiliated funds of Oaktree Capital Management, L.P., to hold 3,593,111 shares of the Company’s common stock and 68,901,481 shares of Series A Preferred Stock, representing aggregate holdings, assuming the conversion of the Series A Preferred Stock, of 72,494,592 shares of the Company’s common stock and 23.2% of all issued and outstanding common stock on a fully diluted basis.

On April 26, 2021, the Bankruptcy Court entered the Confirmation Order. The Company expects that the Effective Date will occur as soon as all conditions precedent to the Plan have been satisfied, which the Company is targeting for April 30, 2021. Although the Company is targeting occurrence of the Effective Date on April 30, 2021, the Company can make no assurances as to when, or ultimately if, the Plan will become effective.

For additional information regarding the Chapter 11 Cases, reorganization, the PSA, the EBCA and the Transaction, see “Explanatory Note” and Note 2, Reorganization and Chapter 11 Proceedings of the Notes to the Consolidated Interim Financial Statements.

Impact of COVID-19 Pandemic

After the extensive impact on our sales in the second half of 2020 year caused by the COVID-19 pandemic, we have observed a fast recovery in all geographies since mid-2020, that enabled us to ramp up production in most of our production sites to normal levels in the third quarter of 2020 and continuing through the first quarter of 2021, despite the resurgence of infection rates in the U.S. and European Union. If the COVID-19 pandemic, despite vaccination campaigns, drives new lockdown measures impacting our manufacturing facilities, our facilities may be forced to shut down or operate at reduced capacity again. Additional or continued

facility closures or reductions in operations could significantly reduce our production volumes and have a material adverse impact on our business, results of operations and financial condition.

In 2020 a 17% decrease in global light vehicle production and a 10% decline in commercial vehicle production were observed, a larger drop than during the financial crisis in 2008 and 2009. In 2021, a partial recovery is expected with a rebound of light vehicle production of 14% and commercial vehicles of 6%.  As a result, we estimate that a contraction of approximately 13% for the combined light and commercial vehicle turbocharger industry volume occurred in 2020 and we expect a strong rebound in 2021, which is observed since the second half of 2020. We have prepared contingency plans for multiple scenarios that we believe will allow us to react swiftly to changes in customer demand while protecting Garrett’s long-term growth potential. The supplies needed for our operations were generally available throughout 2020. In limited circumstances, certain suppliers experienced financial distress during 2020, resulting in supply disruptions.  In line with action already started in 2020, we continue to systematically monitor supplier risks associated with COVID-19 and other material supply shortages and believe we have substantially addressed such risks with manageable economic impacts including use of Premium Freight or adjusted payment terms that are limited in time. In addition, we have implemented cost control measures and cash management actions, including:

•	Postponing capital expenditures;
•	Optimizing working capital requirements;
•	Lowering discretionary spending;
•	Flexing organizational costs by implementing short-term working schemes;
•	Reducing temporary workforce and contract service workers; and
•	Restricting external hiring.

The following charts show our percentage of revenues by geographic region and product line for the three months ended March 31, 2021 and the percentage change from the prior year comparable period.

By Geography

By Product Line

•	We are a global business that generated revenues of approximately $1 billion for the three months ended March 31, 2021.
•

Light vehicle products (which includes Diesel and Gas products, including products for passenger cars, SUVs, light trucks, and other products) accounted for approximately 70% of our revenues for the three months ended March 31, 2021. Commercial vehicle products (products for on-highway trucks and off-highway trucks, construction, agriculture and power-generation machines) accounted for 19% of our revenues for the three months ended March 31, 2021.

•	Our OEM sales contributed approximately 89% of our revenues while our aftermarket and other products contributed 11% of our revenues for the three months ended March 31, 2021.
•

Approximately 53% of our revenues came from sales to customers located in Europe, 32% from sales to customers located in Asia, 14% from sales to customers in North America, and 1% from sales to customers in other international markets for the three months ended March 31, 2021.

Basis of Presentation

The Consolidated Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All amounts presented are in millions, except per share amounts.

Liabilities under the Honeywell Indemnity Agreement

The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the indemnification and reimbursement agreement with Honeywell (as amended, the “Honeywell Indemnity Agreement”), under which Garrett ASASCO is required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Honeywell Indemnity Agreement provides that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the first quarter of 2020, Garrett ASASCO paid Honeywell the Euro-equivalent of $35 million in connection with the Honeywell Indemnity Agreement. Honeywell and Garrett agreed to defer the payment from Garrett ASASCO under the Honeywell Indemnity Agreement due May 1, 2020 to December 31, 2020 (the “Q2 Payment”), however we do not expect Garrett ASASCO to make payments to Honeywell under the Honeywell Indemnity Agreement during the pendency of the Chapter 11 Cases. The Plan (as defined below), as confirmed by the Bankruptcy Court, includes a global settlement with Honeywell providing for, among other things, the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Honeywell Indemnity Agreement, that certain Indemnification Guarantee Agreement, dated as of September 27, 2018 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time), by and among Honeywell ASASCO 2 Inc. as payee, Garrett ASASCO as payor, and certain subsidiary guarantors as defined therein (the “Guarantee Agreement,” and together with the Honeywell Indemnity Agreement, the “Indemnity Agreements”) and the Tax Matters Agreement.

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

On January 11, 2021, the Company announced that it had agreed to settle Honeywell’s claims as part of the Plan. The Plan is subject to various conditions.

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

On January 15, 2021, the Bankruptcy Court ordered that the Action and the estimation proceeding both be stayed pending the Bankruptcy Court’s consideration of the Plan. As noted above, on April 26, 2021, the Bankruptcy Court entered the Confirmation Order.

Results of Operations for the three months ended March 31, 2021 compared with the three months ended March 31, 2020

Net Sales

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Net sales	$997	$745
% change compared with prior period	33.8%

The change in net sales compared to prior year period is attributable to the following:

For the Three Months Ended March 31, 2021
Volume	28.7%
Price	(3.1)
Foreign Currency Translation	8.2
33.8%

Our net sales increased for the three months ended March 31, 2021 compared to the prior year period by $252 million or 33.8% (including a favorable impact of 8.2% due to foreign currency translation). The increase in sales was primarily driven by light vehicles OEM products increase of $197 million, commercial vehicles OEM products increase of $44 million, aftermarket products net sales increase of $9 million and other products increases of $2 million.

The increase in our light vehicles OEM products was primarily driven by higher gasoline volumes in China and higher diesel volumes in Europe. The production of our facilities in China has increased significantly, with an increase in net sales of 116% compared to the three months ended March 31, 2020, given that our manufacturing facility in Wuhan, China, was shut down for six weeks in February and March 2020 and we saw diminished production in our Shanghai, China facility for the same time period, due to the COVID-19 pandemic. The increase in net sales for commercial vehicles was mainly driven by higher volumes in Europe and China. The increase in aftermarket product sales was primarily driven by higher volumes in Europe, partially offset by volume decreases in North America.

Cost of Goods Sold

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Cost of goods sold	$801	$607
% change compared with prior period	32.0%
Gross profit percentage	19.7%	18.5%

Costs of goods sold increased for the three months ended March 31, 2021 compared to the prior year period by $194 million or 32% primarily due to an increase in direct material and labor costs of $160 million.

Gross profit percentage increased by 1.2 percentage points primarily due to favorable impact of productivity including higher volume leverage (5.0 percentage points) and the favorable impacts from foreign and exchange rates (0.5 percentage points), partially offset by unfavorable impacts from mix and price (2.9 percentage points), unfavorable impacts from inflation (0.4 percentage points), unfavorable impact from repositioning costs (0.3 percentage points), and other factors (0.7 percentage points), mainly driven by Brazil environmental expenses.

Selling, General and Administrative Expenses

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Selling, general and administrative expense	$55	$57
% of sales	5.5%	7.7%

Selling, general and administrative expenses decreased for the three months ended March 31, 2021 compared to the prior year period by $2 million, mainly due to a $4 million in bad debt recovery. As a percentage of net sales, SG&A for the three months ended March 31, 2021 was 5.5% versus 7.7% in the prior year period.

Other Expense, Net

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Other expense, net	$1	$16
% of sales	0.1%	2.1%

Other expense, net decreased for the three months ended March 31, 2021 compared to the prior year period by $15 million. The decrease was attributable to the staying of the liability related to the Honeywell Indemnity Agreement during bankruptcy proceedings, and hence no additional legal expenses relating to the Honeywell Indemnity Agreement or litigation against Honeywell were recognized this quarter.

Interest Expense

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Interest expense	$21	$16

Interest expense increased in the three months ended March 31, 2021 compared to the prior year period by $5 million, mainly due to higher outstanding Revolving Credit Facility drawings, additional fees associated with the amendment of our prepetition Credit Agreement dated September 18, 2018 (as amended, the “Prepetition Credit Agreement”), higher interest margins, banks’ cancellations of cross-currency interest rate swaps as a result of our Chapter 11 Cases and the addition of supplementary financing under our Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “DIP Credit Agreement”).

Non-operating expense (income)

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Non-operating expense (income)	$26	$(4)

Non-operating expense (income) for the three months ended March 31, 2021 decreased to an expense of $26 million from income of $4 million in the prior year period, primarily due to a significant unhedged exposure driven by the termination of all derivatives and closing of the credit lines, as a result of the Chapter 11 Cases.

Reorganization items, net

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Reorganization items, net	$174	$—

Reorganization items, net for the three months ended March 31, 2021 were $174 million, representing professional service fees related to the Chapter 11 Cases of which $79 million is related to termination of and expense reimbursement under the Stalking Horse Purchase Agreement. There were no Reorganization items, net for the three months ended March 31, 2020, since these are new items related to the Chapter 11 Cases.

Tax Expense

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Tax expense	$24	$1
Effective tax rate	(29.6)%	1.9%

See Note 7, Income Taxes of the Notes to the Consolidated Interim Financial Statements for a discussion of the change in effective tax rates for the three months ended March 31, 2021 versus the prior year periods.

Net (loss) Income

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Net (loss) income	$(105)	$52

As a result of the factors described above, net loss was $105 million for the three months ended March 31, 2021 as compared to net income of $52 million for the three months ended March 31, 2020.

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

EBITDA and Adjusted EBITDA(1)

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Net (loss) income — GAAP	$(105)	$52
Net interest expense	20	15
Tax expense	24	1
Depreciation	23	19
EBITDA (Non-GAAP)	$(38)	$87
Other expense, net (which consists of indemnification, asbestos and environmental expenses)(2)	—	16
Non-operating income(3)	(3)	(2)
Reorganization items, net(4)	174	—
Stock compensation expense(5)	2	2
Repositioning charges(6)	8	5
Foreign exchange gain (loss) on debt, net of related hedging (gain) loss	33	—
Adjusted EBITDA (Non-GAAP)	$176	$108

(1)

We evaluate performance on the basis of EBITDA and Adjusted EBITDA. We define “EBITDA” as our net income/loss calculated in accordance with U.S. GAAP, plus the sum of net interest expense/income, tax expense/benefit and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of non-operating income/expense, other expenses, net (which consists of indemnification, asbestos and environmental expenses), stock compensation expense, reorganization items, net, repositioning charges and foreign exchange gain/loss on debt, net of related hedging gain/loss. We believe that EBITDA and Adjusted EBITDA are important indicators of operating performance and provide useful information for investors because:

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

(2)

The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Honeywell Indemnity Agreement with Honeywell entered into on September 12, 2018, under which Garrett ASASCO is currently required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to Honeywell’s former Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Bendix business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Plan as confirmed by the Bankruptcy Court includes a global settlement with Honeywell providing for, among other things, the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Honeywell Indemnity Agreement, that certain Indemnification Guarantee Agreement, dated as of September 27, 2018 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time), by and among Honeywell ASASCO 2 Inc. as payee, Garrett ASASCO as payor, and certain subsidiary guarantors as defined therein (the “Guarantee Agreement,” and together with the Honeywell Indemnity Agreement, the “Indemnity Agreements”) and the Tax Matters Agreement. See Note 18, Commitments and Contingencies of Notes to the Consolidated Interim Financial Statements.

(3)

Non-operating income adjustment includes the non-service component of pension expense and other expense, net and excludes interest income, equity income of affiliates, and the impact of foreign exchange.

(4)

The Company has applied ASC 852 in preparing its Consolidated Interim Financial Statements. ASC 852 requires the financial statements for periods subsequent to the Petition Date to distinguish transactions and events that are directly associated with the Company's reorganization from the ongoing operations of the business. Accordingly, certain expenses and gains incurred during the Chapter 11 Cases are recorded within Reorganization items, net in the Consolidated Interim Statements of Operations.  See Note 2, Reorganization and Chapter 11 Proceedings of Notes to the Consolidated Interim Financial Statements.

(5)	Stock compensation expense adjustment includes only non-cash expenses.
(6)	Repositioning charges adjustment primarily includes severance costs related to restructuring projects to improve future productivity.

Adjusted EBITDA (non-GAAP) increased by $68 million for the three months ended March 31, 2021 compared to the prior year period. The increase was primarily due to favorable impacts of sales volume ($65 million), foreign exchange including the prior years hedge gains ($16 million), favorable impact of productivity, net of mix ($15 million) and lower selling, general and administrative expenses ($2 million), partially offset by price ($23 million), inflation ($4 million) and higher research and development expenses ($3 million).

Cash flow from operations less Expenditures for property, plant and equipment (1)

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Net cash provided by operating activities — GAAP	$32	$57
Expenditures for property, plant and equipment	(18)	(39)
Cash flow from operations less Expenditures for property, plant and equipment (Non-GAAP)	$14	$18

(1)

Cash flow from operations less Expenditures for property, plant and equipment is a non-GAAP financial measure that reflects an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a supplemental understanding of factors and trends affecting our cash flows. Cash flow from operations less Expenditures for property, plant and equipment is calculated by subtracting Expenditures for property, plant and equipment from Net cash provided by (used for) operating activities. We believe it is a more conservative measure of cash flow, and therefore useful to investors, because purchases of fixed assets are necessary for ongoing operations. We believe it is important to view Cash flow from operations less Expenditures for property, plant and equipment as a supplement to our Consolidated Interim Statements of Cash Flows.

Cash flow from operations less Expenditures for property, plant and equipment (non-GAAP) decreased by $4 million for the three months ended March 31, 2021 versus the prior year period, primarily due to an increase in net loss, net of deferred taxes and non-cash expenses of $108 million, partially offset by favorable impact from working capital of $23 million, a decrease in Obligations to Honeywell of $21 million and an increase of $39 million in other items (mainly other assets and accrued liabilities). Additionally, Expenditures for property, plant and equipment expenses decreased by $21 million.

Liquidity and Capital Resources During Chapter 11 Cases

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

We expect that our cash requirements for the remainder of 2021 will primarily be to fund operating activities, working capital, Chapter 11 case related costs and capital expenditures. We have historically funded our cash requirements, which included requirements to meet our obligations under our debt instruments and the Honeywell Indemnity Agreement described below, as well as the tax matters agreement with Honeywell (the “Tax Matters Agreement”), through the combination of cash flows from operating activities, available cash balances and available borrowings through our debt agreements. During the Chapter 11 Cases, our principal sources of liquidity are expected to be limited to cash flow from operations, cash on hand and borrowings under the DIP Credit Agreement. Based on our current expectations, we believe these principal sources of liquidity during the Chapter 11 Cases will be sufficient to fund our operations during the pendency of the Chapter 11 Cases.

Going Concern

Our ability to continue as a going concern is contingent upon the Company’s ability to successfully implement a plan of reorganization in the Chapter 11 Cases, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities are subject to uncertainty. While operating as debtors-in-possession under the Bankruptcy Code, we may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in our Consolidated Interim Financial Statements. Further, any plan of reorganization in the Chapter 11 Cases could materially change the amounts and classifications of assets and liabilities reported in the Consolidated Interim Financial Statements. As a result of our financial condition, uncertainty related to the impacts of COVID-19, and the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt exists that we will be able to continue as a going concern.

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

The Plan provides for payment in full of the Company’s obligations under the Prepetition Credit Agreement. The Bankruptcy Court entered the Confirmation Order on April 26, 2021. The Company expects that the Effective Date will occur as soon as all conditions precedent to the Plan have been satisfied, which the Company is targeting for April 30, 2021. Although the Company is targeting occurrence of the Effective Date on April 30, 2021, the Company can make no assurances as to when, or ultimately if, the Plan will become effective.

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

The Plan provides for payment in full of the Company’s obligations under the Senior Notes. The Bankruptcy Court entered the Confirmation Order on April 26, 2021. The Company expects that the Effective Date will occur as soon as all conditions precedent to the Plan have been satisfied, which the Company is targeting for April 30, 2021. Although the Company is targeting occurrence of the Effective Date on April 30, 2021, the Company can make no assurances as to when, or ultimately if, the Plan will become effective.

DIP Credit Agreement

On October 6, 2020, the Bankruptcy Court entered an order granting interim approval of the Debtors’ entry into the DIP Credit Agreement, with the lenders party thereto (the “DIP Lenders”) and Citibank N.A. as administrative agent (the “DIP Agent”). On October 9, 2020 (the “Closing Date”), the Company, the DIP Agent and the DIP Lenders entered into the DIP Credit Agreement. The DIP Credit Agreement provides for a senior secured, super-priority term loan (the “DIP Term Loan Facility”) with a maximum principal amount of $200 million, $100 million of which was funded on the Closing Date and $100 million of which was subsequently funded on October 26, 2020, following entry of the Bankruptcy Court’s final order approving the DIP Term Loan Facility on October 23, 2020. The proceeds of the DIP Term Loan Facility are to be used by the Debtors to (a) pay certain costs, premiums, fees and expenses related to the Chapter 11 Cases, (b) make payments pursuant to any interim or final order entered by the Bankruptcy Court pursuant to any “first day” motions permitting the payment by the Debtors of any prepetition amounts then due and owing; (c) make certain adequate protection payments in accordance with the DIP Credit Agreement and (d) fund working capital needs of the Debtors and their subsidiaries to the extent permitted by the DIP Credit Agreement. On October 12, 2020, the Company, the DIP Agent and the DIP Lenders entered into the First Amendment to the DIP Credit Agreement (the “First Amendment”). The First Amendment eliminates the obligation for the Company to pay certain fees to the DIP Lenders in connection with certain prepayment events under the DIP Credit Agreement. On March 17, 2021, the Company prepaid $100 million that was previously outstanding under the DIP Credit Agreement, and on March 31, 2021 the Company extended the maturity date for the loans remaining outstanding thereunder to April 30, 2021. For additional information regarding the terms of the DIP Credit Agreement, see Note 2, Reorganization and Chapter 11 Proceedings of the Notes to the Consolidated Interim Financial Statements.

The Plan provides for payment in full of the Company’s obligations under the DIP Credit Agreement. The Bankruptcy Court entered the Confirmation Order on April 26, 2021. The Company expects that the Effective Date will occur as soon as all conditions precedent to the Plan have been satisfied, which the Company is targeting for April 30, 2021. Although the Company is targeting occurrence of the Effective Date on April 30, 2021, the Company can make no assurances as to when, or ultimately if, the Plan will become effective.

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

Under the terms of the PSA and the Transaction, the Plan includes a global settlement with Honeywell providing for (a) the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Indemnity Agreements and the Tax Matters Agreement, and (b) the dismissal with prejudice of the Honeywell Litigation in exchange for (x) a $375 million cash payment at Emergence and (y) the new Series B Preferred Stock issued by the Company payable in installments of $35 million in 2022, and $100 million annually 2023-2030 (the “Series B Preferred Stock”). The Company will have the option to prepay the Series B Preferred Stock in full at any time at a call price equivalent to $584 million as of Emergence (representing the present value of the installments at a 7.25% discount rate). The Company will also have the option to make a partial payment of the Series B Preferred Stock, reducing the present value to $400 million, at any time within 18 months of Emergence. In every case, the duration of future liabilities to Honeywell will be reduced from 30 years prior to the Chapter 11 filing to a maximum of nine years.

The Bankruptcy Court entered the Confirmation Order on April 26, 2021. The Company expects that the Effective Date will occur as soon as all conditions precedent to the Plan have been satisfied, which the Company is targeting for April 30, 2021. Although the Company is targeting occurrence of the Effective Date on April 30, 2021, the Company can make no assurances as to when, or ultimately if, the Plan will become effective.

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

As described above, under the terms of the PSA and the Transaction, the Plan includes a global settlement with Honeywell providing for the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Tax Matters Agreement. In every case the duration of future liabilities to Honeywell will be reduced from 30 years prior to the Chapter 11 filing to a maximum of nine years.

The Bankruptcy Court entered the Confirmation Order on April 26, 2021. The Company expects that the Effective Date will occur as soon as all conditions precedent to the Plan have been satisfied, which the Company is targeting for April 30, 2021. Although the Company is targeting occurrence of the Effective Date on April 30, 2021, the Company can make no assurances as to when, or ultimately if, the Plan will become effective.

Liquidity and Capital Resources Following Emergence

Under the terms of the Transaction contemplated by the PSA and the Plan, the CO Group obtained a commitment from certain lenders to provide us with a new term loan facility of approximately $1,250 million and a new revolving credit facility of approximately $300 million on the Effective Date. If and when the Effective Date occurs, we expect to enter into definitive documentation for such credit facilities (the “Exit Credit Facility”) in connection with Emergence.

The Exit Credit Facility is expected to be comprised of a (i) $715 million term loan (the “USD Term Loan”), (ii) €450 million term loan (the “Euro Term Loan” and, together with the USD Term Loan, the “Term Loans”) and (iii) $300 million revolving credit facility, with borrowings and letters of credit available in US dollars and certain other permitted foreign currencies (the “Revolving Credit Facility”). The Revolving Credit Facility and the Term Loans are expected to mature on the fifth and seventh anniversaries, respectively, of the date the Exit Credit Facility is entered into.

The USD Term Loan is expected to bear interest at a rate per annum selected by us that is equal to either (a) an alternate base rate (“ABR”) (which shall not be less than 1.50%) or (b) an adjusted LIBOR rate (“LIBOR”) (which shall not be less than 0.50%), in each case, plus an applicable margin equal to 3.25% in the case of LIBOR loans and 2.25% in the case of ABR loans. The Euro Term Loan is expected to bear interest at a rate per annum equal to an adjusted EURIBOR rate (“EURIBOR”) (which shall not be less than zero) plus an applicable margin equal to 3.50%. The Revolving Credit Facility is expected to be subject to an interest rate comprised of an applicable benchmark rate (which shall not be less than 1.00% if such benchmark is the ABR rate and not less than 0.00% in the case of other applicable benchmark rates) that is selected based on the currency in which borrowings are outstanding thereunder, in each case, plus an applicable margin. The applicable margin for the Revolving Credit Facility is expected to vary based on our leverage ratio. Accordingly, the interest rates under the Exit Credit Facility are expected to fluctuate during the term of the Exit Credit

Facility based on changes in the ABR, LIBOR, EURIBOR and other applicable benchmark rates or future changes in our leverage ratio. In addition to paying interest on outstanding borrowings under the Revolving Credit Facility, the borrowers are expected to be required to pay a quarterly commitment fee based on the unused portion of the Revolving Credit Facility, which is determined by our leverage ratio and ranges from 0.25% to 0.50% per annum.

The Exit Credit Facility is expected to contain certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of our and our subsidiaries’ equity interests. The Exit Credit Facility is expected to expressly permit payments-in-kind on our Series A Preferred Stock as well as mandatory cash redemptions in respect of our Series B Preferred Stock. During the fiscal years ending December 31, 2021 and December 31, 2022, the Exit Credit Facility is expected to restrict our ability to pay cash dividends on or to redeem or otherwise acquire for cash the Series A Preferred Stock unless a ratable payment (on an as-converted basis) is made to holders of  our common equity and such payments would otherwise be permitted under the terms of the Exit Credit Facility. Our ability to make ratable payments to holders of common equity and Series A Preferred Stock is expected to be restricted by the terms of the Series A Preferred Stock and, as a result, we do not expect to pay cash dividends on the Series A Preferred Stock until the end of the fiscal year ending 2022.

In addition, the Revolving Credit Facility is also expected to contain a financial covenant requiring the maintenance of a consolidated total leverage ratio of not greater than 4.70 to 1.00 as of the end of each fiscal quarter if, on the last day of any such fiscal quarter, the aggregate amount of loans and letters of credit (excluding backstopped or cash collateralized letters of credit and other letters of credit with an aggregate face amount not exceeding $30 million) outstanding under the Revolving Credit Facility exceeds 35% of the aggregate commitments thereunder.

Following Emergence, we expect that our primary sources of liquidity will be cash on hand, cash flow from operations, borrowing capacity under the Exit Credit Facility and offerings of debt and equity securities. Following the Effective Date, we expect that our primary anticipated uses of liquidity will be to fund our working capital, debt service, capital expenditures and other obligations. Our ability to fund our working capital, debt service, capital expenditures and other obligations, and to comply with the financial covenants under our financing agreements, depends on our future operating performance and cash flows from operations, which are subject to prevailing economic conditions and other factors, many of which are beyond our control. A significant amount of our cash requirements will be for debt service obligations. Our future success will depend on our ability to achieve our operating performance goals, address our annual cash interest obligations and reduce our outstanding debt.

Cash Flow Summary for the three Months Ended March 31, 2021 and 2020

	For the Three Months Ended March 31,
	2021	2020
	(Dollars in millions)
Cash (used for) provided by:
Operating activities	$32	$57
Investing activities	(17)	(39)
Financing activities	(101)	62
Effect of exchange rate changes on cash and restricted cash	(30)	(13)
Net decrease in cash, cash equivalents and restricted cash	$(116)	$67

Cash provided by operating activities decreased by $25 million for the three months ended March 31, 2021 versus the prior year period, primarily due to an increase in net loss, net of deferred taxes and non-cash expenses of $108 million, partially offset by a favorable impact from working capital of $23 million, a decrease in Obligations to Honeywell of $21 million and an increase of $39 million in other items (mainly other assets and accrued liabilities).

Cash used for investing activities decreased by $22 million for the three months ended March 31, 2021 versus the prior year period, primarily due to a decrease in Expenditures for property, plant and equipment of $21 million, due to higher customer contribution and lower spend.

Cash used for financing activities increased by $163 million for the three months ended March 31, 2021 versus the prior year period. The change was driven by a draw down, net of payments, on our Revolving Facility of $66 million in the three months ended March 31, 2020 and payments on our DIP Credit Agreement, net of financing fees, of $101 million in the three months ended March 31, 2021.

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

Contractual Obligations and Probable Liability Payments

Other than with respect to the anticipated timing of our payments under the Honeywell Indemnity Agreement as described elsewhere in this Quarterly Report on Form 10-Q, the additional borrowing under the Credit Agreement and DIP Credit Agreement as described above or otherwise as a result of the Chapter 11 Cases, there have been no material changes to our contractual obligations from those described in our 2020 Form 10-K.

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

Critical Accounting Policies

The preparation of our Consolidated Interim Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. Actual results could differ from our estimates and assumptions, and any such differences could be material to our financial statements. Our critical accounting policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2020 Form 10-K. In connection with the filing of the Chapter 11 Cases on the Petition Date, the Consolidated Interim Financial Statements included herein have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852, Reorganizations. See Note 2, Reorganization and Chapter 11 Proceedings, of the Consolidated Interim Financial Statements for further details.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s quantitative and qualitative disclosures about market risks as disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, in our 2020 Form 10-K.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 11, 2021, the Company announced that it had agreed to settle Honeywell’s claims as part of the Plan. The Plan is subject to various conditions. Under the Plan settlement, Honeywell would receive a $375 million payment and Series B Preferred Stock payable in installments of $35 million in 2022, and $100 million annually 2023-2030.  The Company would have the option to prepay the Series B Preferred Stock in full at any time at a call price equivalent to $584 million as of the Emergence (representing the present value of the installments at a 7.25% discount rate).  The Company will also have the option to make a partial payment of the Series B Preferred Stock, reducing the present value to $400 million, at any time within 18 months of Emergence.

On January 15, 2021, the Bankruptcy Court ordered that the Action and the estimation proceeding both be stayed pending the Bankruptcy Court’s consideration of the Plan. On April 26, 2021, the Bankruptcy Court entered the Confirmation Order.

The Debtors’ Chapter 11 Cases are being jointly administered under the caption “In re: Garrett Motion Inc., 20-12212.” For additional information regarding the Chapter 11 Cases, see Note 1 Background and Basis of Preparation and Note 2 Reorganization and Chapter 11 Proceedings of the Notes to the Consolidated Interim Financial Statements.

On September 25, 2020, a putative securities class action complaint was filed against Garrett Motion Inc. and certain current and former Garrett officers and directors, in the United States District Court for the Southern District of New York.  The case bears the caption: Steven Husson, Individually and On Behalf of All Others Similarly Situated, v. Garrett Motion Inc., Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, and Su Ping Lu, Case No. 1:20-cv-07992-JPC (SDNY) (the “Husson Action”).  The Husson Action asserted claims under Sections 10(b) and 20(a) of the Exchange Act, for securities fraud and control person liability.  On September 28, 2020, the plaintiff sought to voluntarily dismiss his claim against Garrett Motion Inc.; in light of the Company’s bankruptcy, this request was granted.

On October 5, 2020, another putative securities class action complaint was filed against certain current and former Garrett officers and directors, in the United States District Court for the Southern District of New York.  This case bears the caption: The Gabelli Asset Fund, The Gabelli Dividend & Income Trust, The Gabelli Value 25 Fund Inc., The Gabelli Equity Trust Inc., SM Investors LP and SM Investors II LP, on behalf of themselves and all others similarly situated, v. Su Ping Lu, Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, Craig Balis, Thierry Mabru, Russell James, Carlos M. Cardoso, Maura J. Clark, Courtney M. Enghauser, Susan L. Main, Carsten Reinhardt, and Scott A. Tozier, Case No. 1:20-cv-08296-JPC (SDNY) (the “Gabelli Action”).  The Gabelli Action also asserted claims under Sections 10(b) and 20(a) of the Exchange Act.

On November 5, 2020, another putative securities class action complaint was filed against certain current and former Garrett officers and directors, in the United States District Court for the Southern District of New York.  This case bears the caption: Joseph Froehlich, Individually and On Behalf of All Others Similarly Situated, v. Olivier Rabiller, Allesandro Gili, Peter Bracke, Sean

Deason, and Su Ping Lu, Case No. 1:20-cv-09279-JPC (SDNY) (the “Froehlich Action”).  The Froehlich Action also asserted claims under Sections 10(b) and 20(a) of the Exchange Act.

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

On December 8, 2020, counsel for the plaintiffs in the Gabelli Action – the Entwistle & Cappucci law firm – filed an unopposed stipulation and proposed order that would (1) appoint the plaintiffs in the Gabelli Action – the “Gabelli Entities” – the lead plaintiffs; (2) would appoint Entwistle & Cappucci as lead counsel for the plaintiff class; and (3) consolidate the Gabelli Action, the Husson Action, and the Froehlich Action. On January 21, 2021, the Court granted the motion to consolidate the actions and granted the Gabelli Entities’ motions for appointment as lead plaintiff and for selection of lead counsel.  On February 25, 2021, plaintiffs filed a Consolidated Amended Complaint for Violation of the Federal Securities Laws.  Defendants’ motion to dismiss is due by April 26, 2021; Plaintiffs’ opposition is due by June 25, 2021; and Defendants’ reply is due by July 26, 2021.

The Company’s insurer, AIG has accepted the defense, subject the customary reservation of rights.

The Bankruptcy Court set a bar date of March 1, 2021 for current and former shareholders to file securities-related claims against the Debtors arising from rescission of a purchase or sale of common stock of Garrett Motion Inc., for damages arising from the purchase or sale of common stock of Garrett Motion Inc., or for reimbursement or contribution allowed under section 502 of the Bankruptcy Code on account of such claims arising (or deemed to have arisen) prior to the Petition Date for all securities claims arising prior to the Petition Date. We are not yet able to assess the likelihood that any such claims will be allowed.  To the extent allowed, each holder of such claims will be entitled to receive, (x) its pro rata share of the aggregate cash payments received or recoverable from any insurance policies of the Company on account of any such allowed claims and (y) solely to the extent that such payments are less than the amount of its allowed claim, payment in full of the remaining amount of its allowed claim, at the option of the reorganized Debtors, in cash or a number of shares of Garrett common stock at a value of $6.25 per share.

In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of March 31, 2021 was $27 million including penalties and interest. The Company appealed the infraction notice on October 23, 2020. In March 2021, in response to our request, the Brazilian Tax Authorities reconsidered their position for a portion of the $27 million mentioned above and allowed Garrett Motion Brazil the right to offset Federal Tax with the Befiex Credits. The letter does not qualify as a formal decision and requires formal recognition from the Judge and from the Federal Judgement Office in charge of the disputes. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our 2020 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Other than the below, there have been no material changes in the risks affecting the Company since the filing of our 2020 Form 10-K.  We are updating the risk factors included in our 2020 Form 10-K to include the following:

Risks Relating to Our Chapter 11 Cases

Our ability to emerge from the Chapter 11 Cases will depend on the satisfaction of the conditions to effectiveness to the Plan, not all of which are within our control.

On April 26, 2021, the Bankruptcy Court entered the Confirmation Order. The Company expects that the Effective Date will occur as soon as all conditions precedent to the Plan have been satisfied, which the Company is targeting for April 30, 2021. Such conditions include, among others: (i) all definitive documentation for the transactions pursuant to the Plan shall have been executed and remain in full force and effect; (ii) the PSA, EBCA and certain equity commitment letters provided by the CO Group remain in full force and effect; (iii) the Debtors obtain all applicable authorizations, consents, regulatory approvals, rulings, or documents that are necessary to implement and effectuate the Plan (and all applicable waiting periods have expired); (iv) the Debtors shall have implemented the transactions pursuant to the Plan in a manner consistent with the Plan and the PSA; (v) the Rights Offerings shall have been conducted in accordance with the procedures approved by the Bankruptcy Court; (vi) no governmental entity or federal or state court of competent jurisdiction shall have enacted, issued, promulgated, enforced or entered any law or order (whether temporary, preliminary or permanent), in any case which is in effect and which prevents or prohibits consummation of the Plan, and no governmental entity has instituted any action or proceeding (which remains pending at what would otherwise be the Effective Date) seeking to enjoin, restrain or otherwise prohibit consummation of the transactions contemplated by the Plan; and (vii) certain expenses of various parties involved in the Chapter 11 Cases shall have been paid in full in cash.  Although the Company is targeting occurrence of the Effective Date on April 30, 2021, the Company can make no assurances as to when, or ultimately if, the Plan will become effective.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Except as otherwise disclosed in this Quarterly Report on Form 10-Q or reported previously in a Current Report on Form 8-K by the Company, none.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1+	Indemnification and Reimbursement Agreement, dated September 12, 2018, by and among Honeywell ASASCO Inc., Honeywell ASASCO 2 Inc., and Honeywell International Inc.	8-K	001-38636	2.1	2/27/2020
2.2+	Tax Matters Agreement, dated September 12, 2018, by and between Honeywell International Inc., Garrett Motion Inc., and, solely for purposes of Section 3.02(g), 5.05 and 6.13(b), Honeywell ASASCO Inc. and Honeywell ASASCO 2 Inc.	8-K	001-38636	2.2	9/14/2018
3.1	Amended and Restated Certificate of Incorporation of Garrett Motion Inc.	S-8	333-227619	4.1	10/1/2018
3.2	Amended and Restated By-laws of Garrett Motion Inc.	S-8	333-227619	4.2	10/1/2018
4.1	Indenture, dated as of September 27, 2018, between Garrett LX I S.à r.l, Garrett Borrowing LLC, the Company, the guarantors named therein, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, London Branch, as Security Agent and Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent	8-K	001-38636	4.1	10/1/2018
10.1	Restructuring Support Agreement, dated as of September 20, 2020, by and among Garrett Motion Inc., the Company Parties and the Consenting Lenders.	8-K	001-38636	10.1	9/21/2020
10.2	First Amendment, dated as of January 6, 2021, to the Restructuring Support Agreement, dated as of September 20, 2020, by and among Garrett Motion Inc., the Company Parties and the Consenting Lenders.	8-K	001-38636	10.1	1/8/2021
10.3	Second Amended and Restated Plan Support Agreement, dated as of March 9, 2021, by and among the Debtors, Centerbridge Partners, L.P., Oaktree Capital Management, L.P., Honeywell International Inc., and the additional parties named therein.	8-K	001-38636	10.1	3/10/2021
10.4	Replacement Equity Backstop Commitment Agreement, dated as of March 9, 2021, by and among the Debtors and the Equity Backstop Parties.	8-K	001-38636	10.2	3/10/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

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

Garrett Motion Inc.

Date: April 29, 2021	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: April 29, 2021	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer