Form 10-Q
period 2021-06-30
Garrett Motion Inc.
filed 2021-07-29
CIK 1735707

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GTX	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

As of July 22, 2021, the registrant had 65,062,181 shares of Common Stock, $0.001 par value per share, outstanding.

i

BASIS OF PRESENTATION

Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” in this Quarterly Report on Form 10-Q refer to Garrett Motion Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GARRETT MOTION INC.

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions, except per share amounts)
Net sales (Note 4)	$935	$477	$1,932	$1,222
Cost of goods sold	742	397	1,543	1,004
Gross profit	193	80	389	218
Selling, general and administrative expenses	51	47	106	104
Other expense, net (Note 6)	—	15	1	31
Interest expense	24	20	45	36
Non-operating (income) expense	(26)	(4)	—	(8)
Reorganization items, net (Note 2)	(295)	—	(121)	—
Income before taxes	439	2	358	55
Tax expense (Note 7)	30	11	54	12
Net income (loss)	409	(9)	304	43
Less: preferred dividend (Note 18)	(24)	—	(24)	—
Net income (loss) available to common shareholders	$385	$(9)	$280	$43

Earnings income (loss) per common share
Basic	$5.53	$(0.12)	$3.84	$0.57
Diluted	$1.73	$(0.12)	$1.94	$0.57

Weighted average common shares outstanding
Basic	69,667,651	75,595,991	72,862,102	75,316,827
Diluted	235,754,538	75,845,511	156,364,349	75,837,459

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net income (loss)	$409	$(9)	$304	$43
Foreign exchange translation adjustment	(67)	(50)	43	(11)
Changes in fair value of effective cash flow hedges, net of tax (Note 17)	4	(2)	5	(2)
Changes in fair value of net investment hedges, net of tax	15	—	15	—
Total other comprehensive (loss) income, net of tax	(48)	(52)	63	(13)
Comprehensive income (loss)	$361	$(61)	$367	$30

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$401	$592
Restricted cash	215	101
Accounts, notes and other receivables – net (Note 8)	784	841
Inventories – net (Note 10)	275	235
Other current assets	59	110
Total current assets	1,734	1,879
Investments and long-term receivables	30	30
Property, plant and equipment – net	481	505
Goodwill	193	193
Deferred income taxes	261	275
Other assets (Note 11)	138	135
Total assets	$2,837	$3,017
LIABILITIES
Current liabilities:
Accounts payable	$1,114	$1,019
Borrowings under revolving credit facility (Note 2)	—	370
Current maturities of long-term debt (Note 15)	5	—
Debtor-in-possession Term Loan (Note 2)	—	200
Mandatorily redeemable Series B Preferred Stock (Note 16)	35	—
Accrued liabilities (Note 12)	338	248
Total current liabilities	1,492	1,837
Long-term debt (Note 15)	1,204	1,082
Mandatorily redeemable Series B Preferred Stock – long-term (Note 16)	550	—
Deferred income taxes	20	2
Other liabilities (Note 13)	277	114
Total liabilities not subject to compromise	3,543	3,035
Liabilities subject to compromise (Note 2)	—	2,290
Total liabilities	$3,543	$5,325
COMMITMENTS AND CONTINGENCIES (Note 22)
EQUITY (DEFICIT)
Series A Preferred Stock, par value $0.001; 247,768,962 shares issued and outstanding as of June 30, 2021 (Note 18)	$—	$—
Common Stock, par value $0.001; 1,000,000,000 and 400,000,000 shares authorized, 65,050,367 and 76,229,578 issued and 65,050,367 and 75,813,634 outstanding as of June 30, 2021 and December 31, 2020, respectively (Note 18)	—	—
Additional paid – in capital	1,332	28
Retained deficit	(1,972)	(2,207)
Accumulated other comprehensive loss (Note 19)	(66)	(129)
Total deficit	(706)	(2,308)
Total liabilities and deficit	$2,837	$3,017

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.

CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
	(Dollars in millions)
Cash flows from operating activities:
Net income	$304	$43
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	(373)	—
Deferred income taxes	3	(5)
Depreciation	47	37
Amortization of deferred financing costs	4	3
Foreign exchange loss	9	3
Stock compensation expense	3	6
Pension expense	(1)	—
Other	1	4
Changes in assets and liabilities:
Accounts, notes and other receivables	17	114
Inventories	(51)	(23)
Other assets	58	(11)
Accounts payable	(52)	(231)
Accrued liabilities	(2)	(16)
Obligations payable to Honeywell	(375)	(8)
Other liabilities	17	(11)
Net cash used for operating activities	$(391)	$(95)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(40)	(63)
Other	1	(1)
Net cash used for investing activities	$(39)	$(64)
Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock	1,301	—
Proceeds from issuance of long-term debt, net of deferred financing costs	1,221	—
Proceeds from revolving credit facility	—	1,023
Payments of long-term debt	(1,515)	(2)
Payments of revolving credit facility	(370)	(904)
Payments of debtor-in-possession financing	(200)	—
Payments for Cash-Out election	(69)	—
Revolving facility financing costs	(8)	—
Debtor-in-possession financing fees	(1)	—
Other	—	(3)
Net cash provided by financing activities	$359	$114
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(6)	(3)
Net decrease in cash, cash equivalents and restricted cash	(77)	(48)
Cash, cash equivalents and restricted cash at beginning of period	693	187
Cash, cash equivalents and restricted cash at end of period	$616	$139
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	32	7
Interest expense paid	57	30
Reorganization items paid	252	—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Mandatorily redeemable Series B Preferred Stock	577	—

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement

GARRETT MOTION INC.

CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)

(Unaudited)

							Accumulated
	Series A				Additional	Retained	Other
	Preferred Stock		Common Stock		Paid-in	(Deficit)	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Earnings	Income/(Loss)	Deficit
	(in millions)
Balance at December 31, 2019	—	—	75	—	$19	$(2,282)	$130	$(2,133)
Net income	—	—	—	—	—	52	—	52
Other comprehensive income, net of tax	—	—	—	—	—	—	39	39
Stock-based compensation	—	—	—	—	2	—	—	2
Tax withholding related to vesting of restricted stock units and other	—	—	—	—	(1)	—	—	(1)
Adoption impact of ASU 2016-13, Financial Instruments - Credit Losses	—	—	—	—	—	(5)	—	(5)
Balance at March 31, 2020	—	—	75	—	$20	$(2,235)	$169	$(2,046)
Net loss	—	—	—	—	—	(9)	—	(9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(52)	(52)
Stock-based compensation	—	—	—	—	4	—	—	4
Balance at June 30, 2020	—	—	75	—	$24	$(2,244)	$117	$(2,103)

Balance at December 31, 2020	—	—	76	—	28	(2,207)	(129)	(2,308)
Net loss	—	—	—	—	—	(105)	—	(105)
Other comprehensive income, net of tax	—	—	—	—	—	—	111	111
Stock-based compensation	—	—	—	—	2	—	—	2
Balance at March 31, 2021	—	—	76	—	$30	$(2,312)	$(18)	$(2,300)
Net income	—	—	—	—	—	409	—	409
Cash-Out election	—	—	(11)	—	—	(69)	—	(69)
Issuance of Series A Preferred Stock	248	—	—	—	1,301	—	—	1,301
Other comprehensive loss, net of tax	—	—	—	—	—	—	(48)	(48)
Stock-based compensation	—	—	—	—	1	—	—	1
Balance at June 30, 2021	248	—	65	—	$1,332	$(1,972)	$(66)	$(706)

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

Voluntary Filing Under Chapter 11

On September 20, 2020 (the “Petition Date”), the Company and certain of its subsidiaries (collectively, the “Debtors”) each filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) are being jointly administered under the caption “In re: Garrett Motion Inc., 20-12212.” On April 20, 2021, the Debtors filed the Revised Amended Plan of Reorganization (the “Plan”). On April 26, 2021, the Bankruptcy Court entered an order (the “Confirmation Order”) among other things, confirming the Plan. On April 30, 2021 (the “Effective Date”), the conditions to effectiveness of the Plan were satisfied or waived and the Company emerged from bankruptcy. See Note 2, Plan of Reorganization, for further details.

Basis of Presentation

The Consolidated Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All amounts presented are in millions, except per share amounts.

The accompanying Consolidated Interim Financial Statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern was contingent upon the Company’s ability to successfully implement a Plan of Reorganization in the Chapter 11 Cases, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities were subject to uncertainty. While we were operating as debtors-in-possession under the Bankruptcy Code, we have sold or otherwise disposed of or liquidated assets or settled liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in our Consolidated Interim Financial Statements. As a result of our improved liquidity (See notes 2, 15, 16 and 18), and removal of the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt no longer exists that we will be able to continue as a going concern.

Upon emergence from the Chapter 11 bankruptcy proceedings, the Company did not meet the requirements under ASC 852 for fresh start accounting. Fresh start accounting is applicable if both of the following criteria are met:

i) The reorganization value of the assets of the emerging entity immediately before the date of confirmation of the Plan of Reorganization is less than the total of all post-petition liabilities and allowed claims; and

ii) The holders of existing voting shares immediately before confirmation of the Plan of Reorganization receive less than 50% of the voting shares of the emerging entity.

Based on the Company’s analysis, the Company was not required to apply fresh start accounting based on the provisions of ASC 852 since holders of the Company’s outstanding voting shares immediately before confirmation of the Plan received more than 50% of the Company’s outstanding voting shares upon emergence. Accordingly, a new reporting entity was not created for accounting purposes.

While the Company was a Debtor-in-possession, it applied ASC 852 in preparing Consolidated Interim Financial Statements. ASC 852 required the financial statements for periods subsequent to the Petition Date to distinguish transactions and events that were directly associated with the Company's reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses, and provisions for losses directly resulting from the reorganization and restructuring were reported separately as Reorganization items, net in the Consolidated Interim Statements of Operations. In addition, the balance sheet distinguished pre-petition liabilities subject to compromise from those pre-petition liabilities that were not subject to compromise and post-petition liabilities. Pre-petition liabilities that were not fully secured or those that have at least a possibility of not being repaid at the allowed claim amount were classified as liabilities subject to compromise on the Consolidated Interim Balance Sheet at December 31, 2020.

The Consolidated Interim Financial Statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The Consolidated Interim Financial Statements should be read in conjunction with the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 16, 2020 (our “2020 Form 10-K”). The results of operations for the three and six months ended June 30, 2021 and cash flows for the six months ended June 30, 2021 should not necessarily be taken as indicative of the entire year.

We report our quarterly financial information using a calendar convention: the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday in order to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. For differences in actual closing dates that are material to year-over-year comparisons of quarterly or year-to-date results, such differences have been adjusted for the three months ended June 30, 2021. Our actual closing dates for the three months ended June 30, 2021 and 2020 were July 3, 2021 and June 27, 2020, respectively.

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

Note 2. Plan of Reorganization

Emergence from Chapter 11

As previously reported, on the Petition Date, the Debtors each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On April 20, 2021, the Debtors filed the Plan. On April 26, 2021, the Bankruptcy Court entered the Confirmation Order among other things, confirming the Plan. On the Effective Date, April 30, 2021, the conditions to effectiveness of the Plan were satisfied or waived and the Company emerged from bankruptcy.

On the Effective Date, pursuant to the Plan:

•	All shares of the Common Stock of the Company outstanding prior to the Effective Date (the “Old Common Stock”) were cancelled;
•

The Company paid $69 million to holders of old Common Stock who had made the cash-out election under the Plan (the “Cash-Out Election”) in consideration of the cancellation of the Old Common Stock held by such holders;

•

The Company issued 65,035,801 shares of its new Common Stock (the “Common Stock”), to holders of the Old Common Stock who had not made the Cash-Out Election under the Plan in consideration of the cancellation of the Old Common Stock held by such holders;

•

The Company issued 247,768,962 shares of its new convertible series A preferred stock (the “Series A Preferred Stock”) to the parties to the Plan Support Agreement, the Backstop Commitment Agreement and participants in the rights offering by the Company for aggregate consideration of $1,301 million;

•

The Company issued 834,800,000 shares of its new mandatorily redeemable series B preferred stock (the “Series B Preferred Stock”) to Honeywell International Inc. (“Honeywell”) in satisfaction and discharge of certain claims of Honeywell, which shares are to be redeemed in installments of $35 million in 2022 and $100 million annually in 2023-2030;

•	The Company also paid $375 million to Honeywell in addition to the issuance of the Series B Preferred Stock in satisfaction and discharge of certain claims of Honeywell;
•

The Company was authorized to grant up to 10% of the equity in the reorganized Company (on a fully-diluted basis) from time to time to the directors, officers and other employees of the reorganized Company;

•

The Company paid in full $101 million of interest and principal outstanding on, and terminated, that certain Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “Debtor-in-possession Term Loan”);

•

The obligations of the Debtors under the Credit Agreement, dated as of September 27, 2018, by and among the Company, as holdings, Garrett LX III S.à r.l., as Lux Borrower, Garrett Borrowing LLC, as U.S. Co-Borrower, Garrett Motion Sàrl (f/k/a Honeywell Technologies Sàrl), as Swiss Borrower, the Lenders and Issuing Banks party thereto and the Pre-petition Credit Agreement Agent (as defined in the Plan), as Administrative Agent, as amended, restated, supplemented or otherwise modified from time to time in accordance with its terms (the “Pre-petition Credit Agreement”) were cancelled, the applicable agreements governing such obligations were terminated and holders of Allowed Pre-petition Credit Agreement Claims (as defined in the Plan) received payment in cash in an amount equal to such holder’s Allowed Pre-petition Credit Agreement Claim. With respect to the Pre-petition Credit Agreement:

o	The Company repaid its outstanding principal balance, accrued pre-petition and default interest of $307 million on its five-year term A loan facility (the “Old Term A Facility”);
o

The Company repaid its outstanding principal balance, accrued pre-petition and default interest of (i) $374 million with respect to the EUR tranche and (ii) $422 million with respect to the USD tranche, on its seven-year term B loan facility (the “Old Term B Facility”);

o	The Company repaid its outstanding principal balance and accrued interest of $374 million on its revolving credit facility (the “Old Revolving Facility”); and
o	The Company repaid its accrued pre-petition hedge obligations of $20 million.
•

The obligations of the Debtors under that certain Indenture, dated as of September 27, 2018, among the Company, as Parent, Garrett LX I S.à r.l., as Issuer, Garrett Borrowing LLC, as Co-Issuer, the guarantors named therein, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, as Security Agent and Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent, as may be amended, supplemented or otherwise modified from time to time (the “Indenture”), were cancelled, the applicable agreements governing such obligations were terminated and holders of Allowed Pre-petition Credit Agreement Claims (as defined in the Plan) received payment in cash in an amount equal to such holder’s Allowed Senior Subordinated Noteholder Claims (as defined in the Plan). With respect to the Indenture and the Allowed Senior Subordinated Noteholder Claims, the Company repaid its outstanding principal balance of €350 million, or $423 million, (the “Senior Notes”), accrued pre-petition interest of $10 million, post-petition interest of $13 million, and payment of $15 million in connection with the Make-Whole Litigation (as defined below).

•	The Company and certain of its subsidiaries entered into secured debt facilities consisting of:
o	a seven-year secured first-lien U.S. Dollar term loan facility in the amount of $715 million (the “Dollar Facility”);
o	a seven-year secured first-lien Euro Dollar term loan facility in the amount of €450 million (the “Euro Facility”), and together with the Dollar Facility, the “Term Loan Facilities”); and
o

a five-year senior secured first-lien revolving credit facility in the amount of $300 million providing for multi-currency revolving loans, (the “Revolving Facility”) and. together with the Term Loan Facilities, (the “Credit Facilities”);

•	The Company obtained a $35 million letter of credit facility for a term of five years with BNP Paribas;
•	The proceeds drawn under the Credit Facilities were reduced by deferred financing costs of $38 million, and deferred financing costs of $25 million on repaid historical debt were expensed;
•	The Company paid or will pay certain pre-petition claims, transaction fees, stock incentive payments and other expenses incurred in connection with the Plan.

See note 16, Mandatorily Redeemable Series B Preferred Stock for further discussion of the Series B Preferred Stock. See note 18, Equity for further discussion of the Common Stock and the Series A Preferred Stock. See note 15, Long-term Debt and Credit Agreements for further discussion of the Credit Facilities. See note 22, Commitments and Contingencies for further discussion of obligations payable to Honeywell.

Reorganization Items, Net

Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of the following for the three and six months ended June 30, 2021:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
	(Dollars in millions)
Gain on settlement of Honeywell claims(1)	$(502)	$(502)
Advisor fees	96	180
Director’s and officers insurance	39	39
Write off pre-petition debt issuance cost	25	25
Employee stock cash out	13	13
Expenses related to Senior Notes(2)	28	28
DIP Financing fees	—	1
Bid termination and expense reimbursement	—	79
Other	6	16
Total reorganization items, net	$(295)	$(121)

(1)

The gain on settlement of Honeywell claims of $502 million is comprised of the pre-emergence Honeywell claims of $1,459 million, less the $375 million payment to Honeywell, less the Series B Preferred Stock issued to Honeywell which was recorded at $577 million, less a currency translation adjustment of $5 million.

(2)	Includes $15 million in connection with Make-Whole Litigation and $13 million related to post-petition interest.

There were no charges for reorganization items recorded in the statement of operations for the three and six months ended June 30, 2020.

Exit Financing and Entry into Credit Facilities

On the Effective Date, in accordance with the Plan, the Company and certain of its subsidiaries entered into secured debt facilities consisting of:

•	a seven-year secured first-lien U.S. Dollar term loan facility in the amount of $715 million;
•	a seven-year secured first-lien Euro Dollar term loan facility in the amount of €450 million; and
•	a five-year senior secured first-lien Revolving Facility in the amount of $300 million providing for multi-currency revolving loans.

The Company may use up to $125 million under the Revolving Facility for the issuance of letters of credit to Swiss Borrower or any of its subsidiaries. Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this kind, which issuances will reduce availability under the Revolving Facility.

The proceeds of the Term Loan Facilities were used on the Effective Date (i) for the payment of fees and expenses payable in connection with entry into the Credit Agreement, the effectiveness of the Plan, the refinancing of the Company’s existing indebtedness and the preferred equity investments that were made on the Effective Date, (ii) to fund distributions in accordance with the Plan, (iii) to payoff the Company’s existing indebtedness, including under its Pre-petition Credit Agreement, notes indenture and Debtor-in-possession Term Loan and (iv) for general corporate purposes. The Revolving Facility was undrawn on the Effective Date. Proceeds of the Revolving Facility are available to be used for working capital and other general corporate purposes, including acquisitions permitted under the Credit Agreement. Any letters of credit will be used for general corporate purposes.

The table below presents changes to our debt outstanding as a result of the Plan:

	Debt as of December 31, 2020	Movement (1)	Less debt repaid	Exit financing (2)	Debt as of June 30, 2021
	(Dollars in millions)
Secured Term Loan Facilities and accrued interest	$1,082	$21	$(1,103)	$—	$—
Borrowings under Old Revolving Facility	370	4	(374)	—	—
Senior Notes and accrued interest	429	32	(461)	—	—
Debtor-in-possession Term Loan	200	—	(200)	—	—
Term Loan Facilities	—	—	—	1,209	1,209
Total long-term debt	$2,081	$57	$(2,138)	$1,209	$1,209

(1)   Amounts primarily are related to accrued interest, unamortized deferred financing cost as of December 31, 2020 and          impact of foreign exchange.

(2)	Exit financing amounts as of the Effective Date of $1,221 million were adjusted to June 30, 2021 foreign exchange rate and reflect amortization of deferred financing costs.

Financial Statement Classification of Liabilities Subject to Compromise

As a result of the Chapter 11 Cases, the payment of pre-petition liabilities is generally subject to compromise pursuant to a Plan of Reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are enjoined. Although payment of pre-petition claims generally was not permitted during the Chapter 11 Cases, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ business and assets. Among other things, the Bankruptcy Court authorized, but did not require, the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes, critical vendors and foreign vendors. The amounts classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination of secured status of certain claims, the determination as to the value of any collateral securing claims, proof of claims or other events. Prior to emergence, pre-petition liabilities that were subject to compromise were required to be reported at the amounts expected to be allowed. Therefore, liabilities subject to compromise in the table below reflected management’s estimates of amounts expected to be allowed by the Bankruptcy Court, based upon the status of negotiations with creditors. Upon emergence or shortly thereafter, amounts recorded as liabilities subject to compromise were either settled, as reflected in the table below or such amounts have been reinstated to current or non-current liabilities in the Condensed Consolidated Balance Sheet, based upon management’s judgment as to the timing for settlement of such claims.

The following table presents liabilities subject to compromise as reported in the Consolidated Interim Balance Sheet at June 30, 2021 and December 31, 2020, respectively:

	December 31, 2020	Change in estimated allowed claims	Cash payment	Issuance of Series B Preferred Stock	Reinstatements	Reorganization	OCI	June 30, 2021
	(Dollars in millions)
Obligations payable to Honeywell (Note 22)	$1,482	$(23)	$(375)	$(577)	$—	$(502)	$(5)	$—
Senior Notes (Note 15)	429	32	(461)	—	—	—	—	—
Pension, compensation, benefit and other employee related	92	(10)	—	—	(82)	—	—	—
Uncertain tax positions and deferred taxes	69	(8)		—	(61)	—	—	—
Accounts payable	82	(50)	—	—	(32)	—	—	—
Advanced discounts from suppliers	33	(6)	—	—	(27)	—	—	—
Lease liabilities (Note 14)	19	(2)	—	—	(17)	—	—	—
Product warranties and performance guarantees	16	—	—	—	(16)	—	—	—
Freight Accrual	27	(27)	—	—	—	—	—	—
Other	41	(14)	—	—	(27)	—	—	—
Total liabilities subject to compromise	$2,290	$(108)	$(836)	$(577)	$(262)	$(502)	$(5)	$—

As discussed above, the Confirmation Order has been entered, the Company emerged on the Effective Date of April 30, 2021. The amounts in the table above represent the best estimate of our pre-petition liabilities prior to emergence on the Effective Date.

Note 3. Summary of Significant Accounting Policies

The accounting policies of the Company are set forth in Note 3 to the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2020 included in our 2020 Form 10-K. There were no new accounting pronouncements adopted during the six months ended June 30, 2021.

Restricted Cash

Upon emergence from bankruptcy, the Company has classified $85 million of funds designated to pay advisor fees related to the bankruptcy proceedings as Restricted cash. The remaining balance primarily consists of bank deposits used to pledge as collateral in order to be able to issue bank notes as payment to certain suppliers in the Asia Pacific region (refer to note 9, Factoring and Notes Receivable).

Related Party Transactions

We lease certain facilities and receive property maintenance services from Honeywell, which as of emergence from Chapter 11 is the owner of our Series B Preferred Stock and appoints a Director to the Board. Lease and service agreements were made at commercial terms prevalent in the market at the time they were executed. Our payments under the agreements with Honeywell were $2 million and $4 million for the three and six months ended June 30, 2021, respectively and were included in Cost of goods sold in our Consolidated Interim Statements of Operations. Related to the agreements with Honeywell, our Consolidated Interim Balance Sheets includes liabilities of $15 million  as of June 30, 2021, respectively.  Liability balances are primarily related to lease contracts of $13 million as of June 30, 2021.

During the three and six months ended June 30, 2021, certain of our related parties participated in our Plan as follows, as more fully discussed in Note 2, Plan of Reorganization and Note 18, Equity:

•	We reimbursed Centerbridge and Oaktree, who are significant shareholders, and Honeywell for professional fees and expenses related to their support of our emergence from Chapter 11 bankruptcy;
•	We reimbursed Centerbridge and Oaktree for their participation in the Equity Backstop; and
•	Centerbridge and Oaktree were parties to our Registration Rights Agreement for the registration of our Series A Preferred Stock and to our Series A Investor Rights Agreement.

Series A Preferred Stock

Our Series A Preferred Stock is not a mandatorily redeemable financial instrument and is classified as permanent equity in our Consolidated Interim Balance Sheets.  The Series A Preferred stock contains a conversion feature which is not required to be bifurcated, is not a derivative, and does not contain a beneficial conversion feature. It is not a participating security with the Company’s Common Stock.  See Note 2, Reorganization and Chapter 11 Proceedings and Note 18, Equity, of the Consolidated Interim Financial Statements for further details.

Series B Preferred Stock

Our Series B Preferred Stock is a mandatorily redeemable financial instrument and is classified as debt in our Consolidated Interim Balance Sheets.  The Series B Preferred stock does not require physical settlement by repurchase of a fixed number of the issuer’s equity shares in exchange for cash, and therefore not required to be subsequently remeasured.  The Series B Preferred Stock redemption options are not required to be bifurcated and are not considered derivatives.  See Note 2, Reorganization and Chapter 11 Proceedings and Note 16, Mandatorily Redeemable Series B Preferred Stock, of the Consolidated Interim Financial Statements for further details.

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

Note 4. Revenue Recognition and Contracts with Customers

Disaggregated Revenue

Net sales by region (determined based on country of shipment) and channel are as follows:

	Three months ended June 30, 2021
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$98	$44	$—	$142
Europe	434	38	8	480
Asia	280	14	7	301
Other International	6	6	—	12
	$818	$102	$15	$935

	Six months ended June 30, 2021
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$198	$80	$2	$280
Europe	915	77	16	1,008
Asia	582	24	14	620
Other International	12	12	—	24
	$1,707	$193	$32	$1,932

	Three months ended June 30, 2020
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	33	32	1	66
Europe	160	22	6	188
Asia	202	11	5	218
Other International	—	5	—	5
	$395	$70	$12	$477

	Six months ended June 30, 2020
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$125	$72	$1	$198
Europe	554	52	15	621
Asia	361	19	11	391
Other International	3	9	—	12
	$1,043	$152	$27	$1,222

Contract Balances

The following table summarizes our contract assets and liabilities balances:

2021
(Dollars in millions)
Contract assets—January 1	$61
Contract assets—June 30	56
Change in contract assets—Increase/(Decrease)	$(5)
Contract liabilities—January 1	$(2)
Contract liabilities—June 30	(2)
Change in contract liabilities—(Increase)/Decrease	$—

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Research and development costs	$33	$26	$66	$56
Engineering-related expenses	5	6	11	12
	$38	$32	$77	$68

Note 6. Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Indemnification related — post Spin-Off	$—	$12	$—	$27
Indemnification related — litigation	—	2	—	3
Factoring and notes receivables discount fees	—	1	1	1
	$—	$15	$1	$31

Note 7. Income Taxes

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Tax expense	$30	$11	$54	$12
Effective tax rate	6.8%	550%	15.1%	21.8%

The decrease in the effective tax rate for the three months and six months ended June 30, 2021 compared to the prior year periods primarily related to the nontaxable gain on the settlement of the Honeywell claims recorded in the current period and higher overall earnings from improved economic conditions during the COVID-19 crisis.

The effective tax rate for the three months and six months ended June 30, 2021 was lower than the U.S. federal statutory rate of 21% primarily because of the nontaxable gain on the settlement of the Honeywell claims.

For the period ended June 30, 2020 the Company computed its effective tax rate using actual year to date information rather than a full year forecast to compute an annual effective tax rate.  Based on available forecasts which take into account a range of potential impacts from COVID-19, the Company’s effective tax rate was expected to be highly sensitive to changes in pre-tax book income because of non-deductible asbestos related expenses which have no correlation to earnings. Accordingly, the Company concluded that computing its effective tax rate using year to date actual results is its best estimate of tax expense for the period ended June 30, 2020.

The effective tax rate can vary from quarter to quarter due to changes in the Company’s global mix of earnings, impacts of Covid-19, the resolution of income tax audits, changes in tax laws (including U.S. tax reform), deductions related to employee share-based payments, internal restructurings and pension mark-to-market adjustments.

In connection with the global outbreak of COVID-19, many countries have enacted legislation to provide various forms of emergency economic relief, including the CARES Act in the United States, that may provide financial benefits to the Company. At this time, we do not expect such benefits to have a material impact to the Company.

Note 8. Accounts, Notes and Other Receivables—Net

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Trade receivables	$620	$625
Notes receivable	96	152
Other receivables	78	77
	794	854
Less—Allowance for doubtful accounts	(10)	(13)
	$784	$841

Trade Receivables include $56 million and $61 million of unbilled customer contract asset balances as of June 30, 2021 and December 31, 2020, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate.  See Note 4, Revenue Recognition and Contracts with Customers.

Note 9. Factoring and Notes Receivable

The Company has entered into arrangements with financial institutions to sell eligible trade receivables. During the periods ended June 30, 2021 and December 31, 2020, the Company sold $153 million and $473 million of eligible receivables, respectively, without recourse, and accounted for these arrangements as true sales.

The Company also received guaranteed bank notes without recourse, in settlement of accounts receivables, primarily in the Asia Pacific region. The Company can hold the bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash. During the periods ended June 30, 2021 and December 31, 2020, the Company sold $0 and $160 million of bank notes, respectively, without recourse, and accounted for these as true sales. As of June 30, 2021 and December 31, 2020, the Company has pledged as collateral $27 million and $18 million of guaranteed bank notes which have not been sold in order to be able to issue bank notes as payment to certain suppliers. Such pledged amounts are included as Notes receivables in our Consolidated Interim Balance Sheet.

Note 10. Inventories—Net

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Raw materials	$158	$160
Work in process	19	19
Finished products	134	97
	311	276
Less—Reserves	(36)	(41)
	$275	$235

Note 11. Other Assets

	June 30,	December 31,
	2021	2020
	(Dollars in millions)
Advanced discounts to customers, non-current	$68	$70
Operating right-of-use assets (Note 14)	38	36
Other	32	29
	$138	$135

Note 12. Accrued Liabilities

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Customer pricing reserve	$87	$82
Compensation, benefit and other employee related	71	62
Repositioning	14	7
Product warranties and performance guarantees	32	14
Taxes	35	37
Advanced discounts from suppliers, current	17	5
Customer advances and deferred income(a)	18	8
Accrued interest	8	—
Short-term lease liability (Note 14)	11	5
Other (primarily operating expenses)	45	28
	$338	$248

(a) Customer advances and deferred income include $2 million and $2 million of contract liabilities as of June 30, 2021 and December 31, 2020, respectively. See Note 4, Revenue Recognition and Contracts with Customers.

The Company accrued repositioning costs related to projects to optimize its product costs and right-size its organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold in our Consolidated Interim Statements of Operations.

	Severance Costs	Exit Costs	Total
	(Dollars in millions)
Balance at December 31, 2019	$3	$1	$4
Charges	6	—	6
Usage—cash	(4)	—	(4)
Balance at June 30, 2020	$5	$1	$6

	Severance Costs	Exit Costs	Total
	(Dollars in millions)
Balance at December 31, 2020	$7	$—	$7
Charges	11	—	11
Usage—cash	(4)	—	(4)
Balance at June 30, 2021	$14	$—	$14

Note 13. Other Liabilities

	June 30,	December 31,
	2021	2020
	(Dollars in millions)
Income taxes	$96	$45
Designated and undesignated derivatives	—	22
Pension and other employee related	100	14
Long-term lease liability (Note 14)	28	15
Advanced discounts from suppliers	23	11
Other	30	7
	$277	$114

Note 14. Leases

We have operating leases that primarily consist of real estate, machinery and equipment. Our leases have remaining lease terms of up to 10 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Operating lease cost	$4	$3	$8	$6

Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3	$3	$6	$5
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4	$5	$5	$5

Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2021	December 31, 2020
	(Dollars in millions)
Other assets	$38	$36
Accrued liabilities	11	5
Other liabilities	28	15
Liabilities subject to compromise	—	19

	June 30, 2021	December 31, 2020
Weighted-average lease term (in years)	4.87	5.14
Weighted-average discount rate	6.18%	6.16%

Maturities of operating lease liabilities were as follows:

(Dollars in millions)
2021	$7
2022	11
2023	8
2024	6
2025	5
Thereafter	8
Total lease payments	45
Less imputed interest	(7)
$38

Note 15. Long-term Debt and Credit Agreements

Exit Credit Facilities

On the Effective Date, in accordance with the Plan, the Company entered into a Credit Agreement, by and among the Company, Garrett LX I S.à r.l. (the “Lux Borrower”), Garrett Motion Holdings Inc. (the “U.S. Co-Borrower”) and Garrett Motion Sàrl (the “Swiss Borrower”), the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”), which provides for senior secured financing. The Credit Facilities consist of:

•	Dollar Facility: a seven-year secured first-lien U.S. Dollar term loan facility in the amount of $715 million;
•	Euro Facility: a seven-year secured first-lien Euro Dollar term loan facility in the amount of €450 million; and
•	Revolving Facility: a five-year senior secured first-lien Revolving Facility in the amount of $300 million providing for multi-currency revolving loans.

On the Effective Date, Credit Facilities, net of deferred financing costs were $1,221 million, after proceeds from the Credit Facilities and issuance of Series A Preferred Stock (see Note 18) were used to pay off the Company’s pre-emergence indebtedness. For more information, see Note 2, Plan of Reorganization.

The principal outstanding and carrying amount of our long-term debt as of June 30, 2021 are as follows:

	Due	Interest Rate	June 30, 2021
Dollar Facility	4/30/2028	3.75%	$715
Euro Facility	4/30/2028	3.50%	532
Total principal outstanding			1,247
Less: unamortized deferred financing costs			(38)
Less: current portion of long-term debt			(5)
Total long-term debt			$1,204

Revolving Facility and Letters of Credit

The Revolving facility allows maximum borrowings of $300 million and matures on April 30, 2026. The interest rate on the Revolving Facility is 2.75% per annum. On June 30, 2021, the Company had no borrowings outstanding under the Revolving Facility and had available borrowing capacity of $261 million. This amount consisted of $300 million less undrawn letters of credit of $39 million.

Under the Revolving Facility, the Company may use up to $125 million under the Revolving Facility for the issuance of letters of credit to Swiss Borrower or any of its subsidiaries. Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this kind, which issuances will reduce availability under the Revolving Facility.

In addition, the Company obtained a $35 million letter of credit facility for a term of five years.

Future Repayments

Minimum scheduled principal repayments of the Credit Facilities as of June 30, 2021 are as follows:

June 30, 2021
(Dollars in millions)
2021	$2
2022	7
2023	7
2024	7
2025	7
Thereafter	1,217
Total debt payments	$1,247

Guarantees

All obligations under the Credit Facilities are or will be unconditionally guaranteed jointly and severally, by: (a) the Company; (b) each direct and indirect material wholly owned subsidiary of the Company that is organized under the laws of any state of the United States and (c) substantially all of the direct and indirect material wholly owned subsidiaries of the Company that are organized under the laws of certain other jurisdictions, including Australia, England and Wales, Ireland, Italy, Japan, Luxembourg (including Lux Borrower), Mexico, Romania, Slovakia, Switzerland (including Swiss Borrower), and any other jurisdiction at the Swiss Borrower’s option from time to time agreed with the administrative agent, subject in each case to certain exceptions and limitations and agreed guaranty and security principles. The guarantors organized under the laws of England and Wales, Luxembourg, Switzerland and the United States entered into a guarantee under the Credit Agreement concurrently with the effectiveness of the Credit Agreement. The guarantors organized under the laws of Australia, Ireland, Italy, Japan, Mexico, Romania and Slovakia have acceded or are expected to accede to such guarantee within 120 days following the Effective Date (or such longer period as agreed between the Company and the administrative agent under the Credit Agreement).

Security

The Credit Facilities are or will be secured on a first priority basis by: (x) a perfected security interest in the equity interests of each direct material subsidiary of each guarantor under the Credit Facilities and (y) perfected security interests in, and mortgages on, substantially all tangible and intangible personal property and material real property of each of the guarantors under the Credit Facilities, subject, in each case, to certain exceptions and limitations, including the agreed guaranty and security principles. The guarantors organized under the laws of England and Wales, Luxembourg, Switzerland and the United States entered into security documents securing the obligations of each borrower concurrently with effectiveness of the Credit Agreement. The guarantors organized under the laws of Australia, Ireland, Japan, Mexico, Romania and Slovakia have executed, or are expected to execute security documents within 120 days following the Effective Date (or such longer period as agreed between the Company and the administrative agent under the Credit Agreement).

Maturity

The Revolving Facility matures five years after the Effective Date of the Credit Agreement, with certain extension rights in the discretion of each lender. The Term Loan Facilities mature seven years after the Effective Date of the Credit Agreement, with certain extension rights in the discretion of each lender.

Interest Rate and Fees

The Dollar Facility is subject to an interest rate, at our option, of either (a) an alternate base rate (“ABR”) (which shall not be less than 1.50%) or (b) an adjusted LIBOR rate (“LIBOR”) (which shall not be less than 0.50%), in each case, plus an applicable margin equal to 3.25% in the case of LIBOR loans and 2.25% in the case of ABR loans. The Euro Facility is subject to an interest rate equal to an adjusted EURIBOR rate (“EURIBOR”) (which shall not be less than zero) plus an applicable margin equal to 3.50%. The Revolving Facility is subject to an interest rate comprised of an applicable benchmark rate (which shall not be less than 1.00% if such benchmark is the ABR rate and not less than 0.00% in the case of other applicable benchmark rates) that is selected based on the currency in which borrowings are outstanding thereunder, in each case, plus an applicable margin. The applicable margin for the Revolving Facility varies based on our leverage ratio. Accordingly, the interest rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR, EURIBOR and other applicable benchmark rates or future changes in our leverage ratio. Interest payments with respect to the Term Loan Facilities are required either on a quarterly basis (for ABR loans) or at the end of each interest period (for LIBOR and EURIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months.

In addition to paying interest on outstanding borrowings under the Revolving Facility, the Borrowers are required to pay a quarterly commitment fee based on the unused portion of the Revolving Facility, which is determined by our leverage ratio and ranges from 0.25% to 0.50% per annum.

Prepayments

The Borrowers are obligated to make quarterly principal payments throughout the term of the Dollar Facility according to the amortization provisions in the Credit Agreement, as such payments may be reduced from time to time in accordance with the terms of the Credit Agreement as a result of the application of loan prepayments made by us, if any, prior to the scheduled date of payment thereof.

We may voluntarily prepay borrowings under the Credit Agreement without premium or penalty, subject to a 1.00% prepayment premium in connection with any repricing transaction with respect to the Term Loan Facilities in the first six months after the Effective Date of the Credit Agreement and customary “breakage” costs with respect to LIBOR and EURIBOR loans. We may also reduce the commitments under the Revolving Facility, in whole or in part, in each case, subject to certain minimum amounts and increments.

The Credit Agreement also contains certain mandatory prepayment provisions in the event that we incur certain types of indebtedness, receive net cash proceeds from certain non-ordinary course asset sales or other dispositions of property or, starting with the fiscal year ending on December 31, 2022, 50% of excess cash flow on an annual basis (with step-downs to 25% and 0% subject to compliance with certain leverage ratios), in each case subject to terms and conditions customary for financings of this kind.

Representations and Warranties

The Credit Agreement contains certain representations and warranties (subject to certain agreed qualifications) that are customary for financings of this kind.

Certain Covenants

The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of our and our subsidiaries’ equity interests. The Credit Agreement expressly permits payments-in-kind on our Series A Preferred Stock as well as mandatory cash redemptions in respect of our Series B Preferred Stock. During the fiscal years ending December 31, 2021 and December 31, 2022, the Credit Agreement restricts the Company’s ability to pay cash dividends on or to redeem or otherwise acquire for cash the Series A Preferred Stock unless a ratable payment (on an as-converted basis) is made to holders of our common equity and such payments would otherwise be permitted under the terms of the Credit Agreement. On July 21, 2021, the terms of the Certificate of Designations of the Series A Preferred Stock were amended to allow the payment of a ratable dividend on the Series A Preferred Stock and the Common Stock prior to December 31, 2022 so long as the full board of directors of the Company ratifies the Disinterested Directors’ Committee’s declaration of any such dividend or distribution.

In addition, the Revolving Facility also contains a financial covenant requiring the maintenance of a consolidated total leverage ratio of not greater than 4.70 to 1.00 as of the end of each fiscal quarter if, on the last day of any such fiscal quarter, the aggregate amount of loans and letters of credit (excluding backstopped or cash collateralized letters of credit and other letters of credit with an aggregate face amount not exceeding $30 million) outstanding under the Revolving Facility exceeds 35% of the aggregate commitments thereunder.

As of June 30, 2021, the Company is in compliance with all its financing covenants.

Events of Default

The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the Credit Facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events.

Prepetition Indebtedness

Pursuant to the Plan, on the Effective Date, the obligations of the Debtors under each of the following debt instruments were cancelled and the applicable agreements governing such obligations were terminated: (a) that certain Credit Agreement, dated as of September 27, 2018, by and among the Company, as holdings, Garrett LX III S.à r.l., as Lux Borrower, Garrett Borrowing LLC, as U.S. Co-Borrower, Garrett Motion Sàrl (f/k/a Honeywell Technologies Sàrl), as Swiss Borrower, the Lenders and Issuing Banks party thereto and the Pre-petition Credit Agreement Agent, as Administrative Agent, as amended, restated, supplemented or otherwise modified from time to time in accordance with its terms; and (b) that certain Indenture, dated as of September 27, 2018, among GMI, as Parent, Garrett LX I S.à r.l., as Issuer, Garrett Borrowing LLC, as Co-Issuer, the guarantors named therein, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, as Security Agent and Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent, pursuant to which the Senior Subordinated Notes were issued, as may be amended, supplemented or otherwise modified from time to time. Holders of Allowed Pre-petition Credit Agreement Claims (as defined in the Plan) received payment in cash in an amount equal to such Holder’s Allowed Pre-petition Credit Agreement Claim. Holders of Allowed Senior Subordinated Noteholder Claims (as defined in the Plan) received payment in cash in an amount equal to such Holder’s Allowed Senior Subordinated Noteholder Claim.

DIP Facility

On the Effective Date, that certain Senior Secured Super-Priority Debtor-in-Possession Credit Agreement, dated as of October 9, 2020, by and among the Company, as borrower, each lender party thereto from time to time, and the DIP Agent, as amended, supplemented or otherwise modified from time to time was paid in full and terminated.

Note 16. Mandatorily Redeemable Series B Preferred Stock

Series B Preferred Stock

Pursuant to the Plan and the Plan Support Agreement, on the Effective Date the Company issued 834,800,000 shares of Series B Preferred Stock to Honeywell in satisfaction of its claims arising from the Honeywell Agreements (as defined below).  The company is authorized to grant 1,200,000,000 shares of preferred stock in the reorganized company.

The Series B Preferred Stock will not be entitled to any dividends or other distributions or payments other than the scheduled redemption payments and payments upon liquidation as provided in the Series B Certificate of Designations. On April 30 of each year, beginning on April 30, 2022 and ending on April 30, 2030, on which any shares of Series B Preferred Stock are outstanding (each a “Scheduled Redemption Date”), the Company will redeem, pro rata from each holder, an aggregate number of shares of Series B Preferred Stock equal to a scheduled redemption amount with respect to such Scheduled Redemption Date as set forth in the Series B Certificate of Designations divided by $1.00 per share (the “Scheduled Redemption Amounts”), provided that the Company will not be obligated to redeem the shares of Series B Preferred Stock on a Scheduled Redemption Date if, as of such date, (i) the Consolidated EBITDA of the Company and its subsidiaries measured as of the end of the most recently completed fiscal year is less than $425 million or (ii) the Company does not have sufficient funds legally available to pay the redemption amount due on such Scheduled Redemption Date. Shares of Series B Preferred Stock whose redemption on a Scheduled Redemption Date is deferred, and which are not thereafter redeemed in accordance with the applicable Initial Deferral Payment Schedule (as defined in the Series B Certificate of Designations) will accrue interest from and after the time that the Company fails to make redemption payments in accordance with the applicable Initial Deferral Payment Schedule. Any shares of Series B Preferred Stock that have not been redeemed on a Scheduled Redemption Date outstanding as of April 30, 2030, will be redeemed on April 30, 2030. Except as required by law, the holders of Series B Preferred Stock will have no voting rights, provided that a vote or the consent of the holders representing a majority of the Series B Preferred Stock will be required to effect or validate (i) any amendment, modification or alteration to the Certificate of Incorporation that would authorize or create, or increase the authorized amount of, any shares of any class or series or any securities convertible into shares of any class or series of capital stock that would rank senior to the Series B Preferred Stock, (ii) any amendment, modification or alteration to the Certificate of Incorporation that would authorize or create, or increase the authorized amount of, any shares of any class or series of capital stock that would rank pari passu to the Series B Preferred Stock on the occurrence of a liquidation, (iii) entry by the Company or any of its subsidiaries into any agreement containing or imposing, directly or indirectly, any restrictions (including, but not limited to, any covenant or agreement) on the Company’s ability to make required payments on or redeem the shares of Series B Preferred Stock, (iv) any amendment, modification, alteration or repeal of any provision of the Certificate of Incorporation or any other certificate of designations of the Company that would have an adverse effect, in any material respect, on the rights, preferences, privileges or voting power of the shares of Series B Preferred Stock or any holder thereof or any amendment, modification, alteration or repeal of the Series B Certificate of Designations, (iv) any increase in the number of members of the Board at a time when the sum of (x) the aggregate value of deferred Scheduled Redemption Amounts relating to past Scheduled Redemption Dates (plus any unpaid interest accruing thereon) plus (y) the aggregate present value of future Scheduled Redemption Amounts, calculated using a discount rate of 7.25% (such sum, the “Aggregate Series B Liquidation Preference”) is greater than $125 million or (vi) any action or inaction that would reduce the stated amount of any share of Series B Preferred Stock to below $1.00 per share. The scheduled redemptions are $35 million for April 30, 2022 and $100 million for April 30th of each year from April 30, 2023 to April 30, 2030, totaling $835 million. This amount is recorded on our Consolidated Interim Balance Sheet as of June 30, 2021 at the net present value of the redemptions, discounted at 7.25%, of $585 million. Of the amount recorded on our Consolidated Interim Balance Sheet as of June 30, 2021, $550 million is classified as a long-term liability. If the Company has Consolidated EBITDA (as defined in the Series B Certificate of Designations) for the twelve months ended June 30, 2021 and for the twelve months ended September 30, 2021 of over $600 million, the entire recorded amount will be classified as current on our September 30, 2021 Consolidated Interim Balance Sheet.

Upon liquidation, Series B Preferred Stock will rank (A) senior to the Common Stock and (B) junior to the Series A Preferred Stock and will have a right to be paid the Aggregate Series B Liquidation Preference.

The Company will be automatically obligated to redeem all shares of Series B Preferred Stock upon (i) a change of control, (ii) an assertion from the Company or the Board that any portion of the Series B Preferred Stock or any of the Company’s obligations under the Series B Certificate of Designations are invalid or unenforceable, (iii) if indebtedness outstanding under the Credit Agreement is accelerated (and such acceleration is not rescinded), or (iv) the Company or any of its material subsidiaries enters bankruptcy or similar proceedings affecting creditors’ or equity holders’ rights.

Each holder of Series B Preferred Stock will have the right to require the Company to redeem all, but not less than all, of such holder’s shares of Series B Preferred Stock if the Consolidated EBITDA (as defined in the Series B Certificate of Designations) of the Company and its subsidiaries exceeds $600 million for two consecutive fiscal quarters.

Under the terms of the Series B Certificate of Designations, the Majority in Interest (as defined in the Series B Certificate of Designations) has the exclusive right, voting separately as a class, to elect or appoint one director to the Board (such director the “Series B Director”) on the Effective Date.

The Majority in Interest has a continuing right, voting separately as a class, to elect or appoint the Series B Director, and an exclusive right to remove Series B director at any time for any reason or no reason (with or without cause), subject to the rights of other holders to remove any Series B Director for cause to the extent provided by the DGCL, until the first date on which the Aggregate Series B Liquidation Preference is not greater than $125 million (the “Series B Threshold Date”). From and after the Series B Threshold Date, the Majority in Interest will have no right to elect or appoint any directors to the Board. If the Majority in Interest is no longer entitled to elect or appoint a Series B Director, then the then-serving Series B Director will automatically be deemed to have resigned from the Board.

So long as any shares of Series B Preferred Stock are outstanding, the Company may not take certain actions without the written consent of the Majority in Interest (as defined in the Series B Certificate of Designations), including, among other things, increase the size of the Board of Directors so long as the Aggregate Series B Liquidation Preference is greater than $125 million.

Note 17. Financial Instruments and Fair Value Measures

Our credit, market and foreign currency risk management policies are described in Note 18, Financial Instruments and Fair Value Measures, of the notes to the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2020 included in our 2020 Form 10-K. At June 30, 2021 and December 31, 2020, we had contracts with aggregate gross notional amounts of $2,252 million and $19 million, respectively, to hedge interest rates and foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar and Korean Won.

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

			Fair Value
	Notional Amounts		Assets		Liabilities
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Designated forward currency exchange contracts	$212	$—	$2	$—	$—	$—
Designated cross-currency swap	715	—	2	—	—	—
Undesignated instruments:
Undesignated interest rate swap	981	—	—	—	—	—
Undesignated forward currency exchange contracts	344	19	2	—	2	—
Total undesignated instruments	1,325	19	2	—	2	—
Total designated and undesignated instruments	$2,252	$19	$6	$—	$2	$—

On June 11, 2021 the Company entered into interest rate swap contracts to partially mitigate market value risk associated with interest rate fluctuations on its variable rate term loan debt. As of June 30, 2021, the company had outstanding interest rate swaps with an aggregate notional amount of €830 million, with respective maturities April 2023, April 2024, April 2025, April 2026 and April 2027. The company utilizes interest rate swaps specifically to mitigate variable interest risk exposure on its long-term debt portfolio and have not designated them as hedging instruments for accounting purposes.

Effective with our entry into the Credit Agreement (see Note 15, Long-term Debt and Credit Agreements), the Company entered into floating-floating cross-currency swap contracts to limit its exposure to investments in certain foreign subsidiaries exposed to foreign exchange fluctuations. The cross currency swaps have been designated as net investment hedges of its Euro-denominated operations. As of June 30, 2021, an aggregate notional amount of €606 million was designated as net investment hedges of the Company's investment in Euro-denominated operations. The cross-currency swaps fair values were net assets of $2 million at June 30, 2021. Our Consolidated Interim Statements of Comprehensive Income (loss) includes Changes in fair value of net investment hedges, net of tax of $15 million during the three and six months ended June 30, 2021 related to these net investment hedges. No ineffectiveness has been recorded on the net investment hedges.

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

The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2021
	Carrying Value	Fair Value
	(Dollars in millions)
Terms Loans B (Secured)	$1,209	$1,254

The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered Level 2.

Note 18. Equity

Issuance of Common Stock

As discussed in Note 2, Plan of Reorganization, upon the effectiveness of and pursuant to the Plan, all Old Common Stock of the Company was cancelled and the Company issued 65,035,801 shares of Common Stock to holders of Old Common Stock that did not exercise the Cash-Out Option. Each holder of Existing Common Stock that did not exercise the Cash-Out Option received a number of shares of new Common Stock equal to the number of shares of Existing Common Stock held by such holder in consideration for the cancellation of their shares of Common Stock. The Company paid $69 million to holders of Old Common Stock who had made the Cash-Out Election.

Issuance of Series A Preferred Stock

In connection with the Company’s emergence from bankruptcy and pursuant to the Plan, the Company issued 247,768,962 shares of the Company’s Series A Preferred Stock to affiliated funds of Centerbridge Partners, L.P. (“Centerbridge”), affiliated funds of Oaktree Capital Management, L.P. (“Oaktree”) and certain other investors and parties, including in connection with the consummation of two rights offerings and the related Replacement Equity Backstop Commitment Agreement (such parties to the Replacement Equity Backstop Commitment Agreement, the “Additional Investors”).  The company is authorized to grant 1,200,000,000 shares of preferred stock in the reorganized company.

Series A Preferred Stock

Holders of the Series A Preferred Stock will be entitled to receive, when, as and if declared by a committee of disinterested directors of the Board (which initially consisted of Daniel Ninivaggi, Julia Steyn, Robert Shanks, and D’aun Norman) out of funds legally available for such dividend, cumulative cash dividends at an annual rate of 11% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share, accumulating on a daily basis and payable quarterly on January 1, April 1, July 1 and October 1, respectively, in each year. Such a dividend will not be declared at any time when Consolidated EBITDA (as defined in the Series A Certificate of Designations) of the Company and its subsidiaries for the most recent four fiscal quarters for which financial statements of the Company are available is less than $425 million. Dividends on the Series A Preferred Stock will accumulate whether or not declared. Under the terms of our Series B Preferred Stock, a dividend on the Series A Preferred Stock may not be declared so long as the Company has not satisfied or cannot satisfy in full any deferred redemption payments or redemption payments owed on the next scheduled redemption date to holders of Series B Preferred Stock.

Holders of the Series A Preferred Stock will also be entitled to such dividends paid to holders of Common Stock to the same extent as if such holders of Series A Preferred Stock had converted their shares of Series A Preferred Stock into Common Stock (without regard to any limitations on conversions) and had held such shares of Common Stock on the record date for such dividends and distributions. Such payments will be made concurrently with the dividend or distribution to the holders of the Common Stock.

The Company is restricted from paying or declaring any dividend, or making any distribution, on any class of Common Stock or any future class of preferred stock established thereafter by the Board (other than any series of capital stock that ranks pari passu to the Series A Preferred Stock) (such stock “Dividend Junior Stock”), other than a dividend payable solely in Dividend Junior Stock, unless (i) all cumulative accrued and unpaid preference dividends on all outstanding shares of Series A Preferred Stock have been paid in full and the full dividend thereon due has been paid or declared and set aside for payment and (ii) all prior redemption requirements with respect to Series A Preferred Stock have been complied with, provided, notwithstanding the foregoing, that the Company may pay a dividend or make a distribution on Dividend Junior Stock if (x) the holders of the Series A Preferred Stock also participate in such dividends or distributions, (y) such dividends or distributions are made on or prior to December 31, 2022, and (z) the full board of directors of the Company has ratified the Disinterested Directors’ Committee’s declaration of any such dividend or distribution.

Under the terms of the Credit Agreement, during the fiscal years ending December 31, 2021, and December 31, 2022, the Company may not make payments or redemptions in cash solely with respect to the Series A Preferred Stock unless a ratable payment (on an as-converted basis) is made to holders of the Common Stock and such payments would otherwise be permitted under the terms of the Credit Agreement. On July 21, 2021, the terms of the Certificate of Designations of the Series A Preferred Stock were amended to allow the payment of a ratable dividend on the Series A Preferred Stock and the Common Stock prior to December 31, 2022 so long as the full board of directors of the Company ratifies the Disinterested Directors’ Committee’s declaration of any such dividend or distribution.

On June 17, 2021 the Board determined that the amount of preference dividends which will accumulate for the preference dividend period ended June 30, 2021 is $0.09625 per share. As there were 247,768,962 shares of Series A Preferred Stock as of June 30, 2021, the aggregate accumulated dividend as of and for the three and six months ended June 30, 2021 is approximately $24 million and is presented as a reduction to Net income (loss) available to common shareholders in our Consolidated Interim Statements of Operations.

Voting

Holders of the Series A Preferred Stock will be entitled to vote together as a single class with the holders of Common Stock, with each such holder entitled to cast the number of votes equal to the number of votes such holder would have been entitled to cast if such holder were the holder of a number of shares of Common Stock equal to the whole number of shares of Common Stock that would be issuable upon conversion of such holder’s shares of Series A Preferred Stock in addition to a number of shares of Common Stock equal to the amount of cumulative unpaid preference dividends (whether or not authorized or declared) divided by the lesser of (i) the fair market value per share of such additional shares and (ii) the fair market value per share of the Common Stock.

So long as any shares of Series A Preferred Stock are outstanding, a vote or the consent of the holders representing a majority of the Series A Preferred Stock will be required for (i) effecting or validating any amendment, modification or alteration to the Certificate of Incorporation that would authorize or create, or increase the authorized amount of, any shares of any class or series or any securities convertible into shares of any class or series of capital stock that would rank senior or pari passu to the Series A Preferred Stock with respect to dividend payments or upon the occurrence of a liquidation, (ii) any increase in the authorized number of shares of Series A Preferred Stock or of any series of capital stock that ranks pari passu with Series A Preferred Stock, (iii) effecting or validating any amendment, alteration or repeal of any provision of the Certificate of Incorporation or Bylaws that would have an adverse effect on the rights, preferences, privileges or voting power of Series A Preferred Stock or the holders thereof in any material respect, or (iv) any action or inaction that would reduce the stated amount of any share of Series A Preferred Stock to below $5.25 per share.

Liquidation

Upon liquidation, Series A Preferred Stock will rank senior to the Common Stock and to the Series B Preferred Stock, and will have the right to be paid, out of the assets of the Company legally available for distribution to its stockholders, an amount equal to the Aggregate Liquidation Entitlement (as defined in the Series A Certificate of Designations) for all outstanding shares of Series A Preferred Stock.

Other Rights

All shares of Series A Preferred Stock will automatically convert to shares of Common Stock, at an initial conversion price of $5.25 per share of Common Stock (subject to adjustment as described in the Series A Certificate of Designations) (the “Conversion Price”) upon either (i) the election of holders representing a majority of the then-outstanding Series A Preferred Stock or (ii) the occurrence of a Trading Day (as defined in the Series A Certificate of Designations) at any time on or after the date which is two years after the Effective Date on which (A) the aggregate stated amount of all outstanding shares of Series B Preferred Stock is an amount less than or equal to $125 million, (B) the Common Stock is traded on a Principal Exchange, a Fallback Exchange or an Over-the-Counter Market (each as defined in the Series A Certificate of Designations) and, in each case, the Automatic Conversion Fair Market Value (as defined in the Series A Certificate of Designations) of the Common Stock exceeds 150% of the Conversion Price, and (C) the Consolidated EBITDA (as defined in the Series A Certificate of Designations) of the Company and its subsidiaries for the last twelve months ended as of the last day of each of the two most recent fiscal quarters is greater than or equal to $600 million.

Shares of Series A Preferred Stock are also convertible into Common Stock at any time at the option of the holder, effective on January 1, April 1, July 1 and October 1 in each year, or on the third business day prior to the date of redemption of the outstanding shares of the Series A Preferred Stock as described in the following paragraph.

The Company may, at its election, redeem all but not less than all of the outstanding shares of Series A Preferred Stock (i) at any time following the date which is six years after the Effective Date or (ii) in connection with the consummation of a Change of Control (as defined in the Series A Certificate of Designations), in either case for a cash purchase price equal to $5.25 per share plus cumulative unpaid preference dividends (whether or not authorized or declared) as of the redemption date.

Registration Rights Agreement

In connection with our emergence from bankruptcy, on April 30, 2021, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the holders of our Common Stock and Series A Preferred Stock named therein to provide for resale registration rights for the holders’ Registrable Securities (as defined in the Registration Rights Agreement).

Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement on Form S-1 (Registration No. 333-256659), registering (i) 243,265,707 shares of our Series A Preferred Stock, (ii) 52,471,709 shares of our Common Stock and (iii) 243,265,707 shares of our Common Stock issuable upon conversion of our Series A Preferred Stock (the “Resale Registration Statement), in each case initially issued to the Registration Rights Holders in connection with our emergence from bankruptcy on April 30, 2021. The Resale Registration Statement was declared effective by the SEC on June 11, 2021, which may result in the resale of a substantial number of shares of our Common Stock or Series A Preferred Stock by the relevant Registration Rights Holders.

At any time following the Effective Date, any Registration Rights Holders who, directly or indirectly, together with their respective affiliates, have beneficial ownership of at least 7.5% of the then issued and outstanding shares of Common Stock, after giving effect to the conversion of the Series A Preferred Stock (such Registration Rights Holders, the “Required Investors”), may request registration of all or any portion of the Registrable Securities beneficially owned by such Required Investors on Form S-1 or, if available, on Form S-3 (each, a “Demand Registration”). Unless there is a currently effective Shelf Registration Statement covering such Registrable Securities, the Company will effect such Demand Registration by filing with the SEC a registration statement within (i) 60 days in the case of a registration statement on Form S-1 and (ii) 30 days in the case of a registration statement on Form S-3. The aggregate number of Demand Registrations on Form S-1 that may be requested by the Required Investors shall not exceed four; the Required Investors may request an unlimited number of Demand Registrations on Form S-3.

The relevant Required Investors may request to effectuate any offering of Registrable Securities by means of an underwritten offering, provided that the aggregate gross proceeds of such public offering are expected to be at least $50 million. The Company will not be required to effect more than one underwritten offering in any 90-day period.

In the event the Company proposes to file a Shelf Registration Statement with respect to any offering of its equity securities, the Company will give written notice of such proposed filing to the Registration Rights Holders as soon as practicable (but in no event less than five business days prior to the proposed date of public filing of such shelf), and such notice shall offer the Registration Rights Holders the opportunity to register under such registration statement the resale of such number of Registrable Securities as each such Registration Rights Holder may request in writing (a “Piggyback Registration”). If the Company proposes to file a registration statement that is not a Shelf Registration Statement with respect to any offering of its equity securities, the Company will give written notice of such proposed filing to certain of the Registration Rights Holders (the “Piggyback Eligible Investors”), and such notice shall offer the Piggyback Eligible Investors the opportunity to make a Piggyback Registration. If the Company proposes to undertake an underwritten offering pursuant to a registration statement for which there was a Piggyback Registration, the Piggyback Eligible Investors may be entitled to participate in such underwritten offering, subject to customary “cutback” provisions in certain circumstances.

If requested by the managing underwriter or underwriters in the event of any underwritten public offering of equity securities by the Company, each holder of Registrable Securities participating in such sale agrees, as a condition to such holder’s participation in the offering, to execute a lock-up agreement, which will provide for restrictions on transferring the Company’s capital stock as specified in the Registration Rights Agreement. Additionally, in connection with any underwritten public offering of Registrable Securities and upon the request of the managing underwriter or underwriters, the Company will agree not to effect any public sale or distribution of any Lock-Up Securities (as defined in the Registration Rights Agreement).

The Registration Rights Agreement includes customary indemnification provisions. The Company will be responsible for its own expenses associated with the performance of its obligations under the Registration Rights

Agreement and certain fees and expenses of legal counsel to the relevant Registration Rights Holders. Except as described in the preceding sentence, the Registration Rights Holders will bear their own expenses, including any underwriting discounts, selling commissions and transfer taxes applicable to any sale of Registrable Securities.

The Registration Rights Agreement will automatically terminate upon the later of (i) the expiration of the Shelf Period (as defined in the Registration Rights Agreement) and (ii) at such time as no Registrable Securities remain outstanding.

Series A Investor Rights Agreement

Pursuant to the Plan, the Company entered into a Series A Investor Rights Agreement (the “Series A Investor Rights Agreement”) with Centerbridge Credit Partners Master, L.P. (“Centerbridge Credit”), Centerbridge Special Credit Partners III-Flex, L.P. (“Centerbridge Special Credit” and, together with Centerbridge Credit, the “Centerbridge Investors”), OCM Opps GTM Holdings, LLC (“OCM Opps”), Oaktree Value Opportunities Fund Holdings, L.P. (“Oaktree Value”), Oaktree Phoenix Investment Fund, L.P. (“Oaktree Phoenix”) and Oaktree Opportunities Fund Xb Holdings (Delaware), L.P. (“Oaktree Opportunities” and, together with OCM Opps, Oaktree Value and Oaktree Phoenix, the “Oaktree Investors”) and the other signatories thereto (the “Additional Investors” and, together with the Centerbridge Investors and the Oaktree Investors, the “Series A Investors”). Pursuant to

the Series A Investor Rights Agreement, as of the Effective Date, the Centerbridge Investors and Oaktree Investors each have the right to designate three directors for election to the Board and the Additional Investors have the right to designate one director for election to the Board. One director will be the chief executive officer of the Company.

The Centerbridge Investors and Oaktree Investors each have a continuing right to designate three directors to the Board, subject to their respective (and permitted transferees’) beneficial ownership of at least 60% of their respective aggregate initial ownership interest as of the Effective Date (the “Initial Investor Interest”), at least one of which will not be employed by Centerbridge Investors or Oaktree Investors, as applicable, or their respective affiliates. If the Centerbridge Investors or Oaktree Investors, as applicable, beneficially own less than 60% but at least 40% of their respective Initial Investor Interest, then they will each have the right to designate at least two directors to the Board. If the Centerbridge Investors or Oaktree Investors, as applicable, beneficially own less than 40% but at least 20% of their respective Initial Investor Interest, then they will each have the right to designate at least one director to the Board. If the Centerbridge Investors or Oaktree Investors, as applicable, cease to own at least 20% of their respective Initial Investor Interest, then they will have no right to designate any directors to the Board.

Pursuant to the Series A Investor Rights Agreement, the Additional Investors have a continuing right to designate one director for election to the Board, subject to their (and permitted transferees’) beneficial ownership of at least 60% of their Initial Investor Interest. If the Additional Investors beneficially own less than 60% of their Initial Investor Interest, then they have no right to designate any directors to the Board. The designee of the Additional Investors shall be the person nominated, separately and not jointly, by those Additional Investors holding at least 65% of the shares of Series A Preferred Stock held by the Additional Investors at such time. After the Additional Investors no longer have a right to designate a director as described above, if the Company becomes aware that at least 20% of the Series A Preferred Stock issued as of the Effective Date is held by stockholders other than the Centerbridge Investors and Oaktree Investors, then the holders of a majority of the Series A Preferred Stock then outstanding (excluding Series A Preferred Stock held by the Centerbridge Investors and the Oaktree Investors) will collectively have the right to designate one director to the Board.

If the number of individuals that any Series A Investor has the right to designate for election to the Board is decreased in accordance with the foregoing, then the corresponding number of directors designated by such Investor will immediately offer to resign from the Board under the terms of the Series A Investor Rights Agreement.

The Company is restricted under the Series A Investor Rights Agreement from increasing the size of the Board without the written consent of the Series A Investors holding a majority of the then-outstanding Series A Preferred Stock for so long as the outstanding Series A Preferred Stock represents, in the aggregate, a majority of the combined voting power of the then-outstanding shares of all classes and series of capital stock of the Company entitled generally to vote in the election of directors of the Company.

Note 19. Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance at December 31, 2019	$153	$4	$(27)	$130
Other comprehensive income (loss) before reclassifications	(11)	(2)	—	(13)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(11)	(2)	—	(13)
Balance at June 30, 2020	$142	$2	$(27)	$117

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Net Investment Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance at December 31, 2020	$(81)	$(3)	$—	$(45)	$(129)
Other comprehensive income (loss) before reclassifications	43	2	15	—	60
Amounts reclassified from accumulated other comprehensive income (loss)	—	3	—	—	3
Net current period other comprehensive income (loss)	43	5	15	—	63
Balance at June 30, 2021	$(38)	$2	$15	$(45)	$(66)

Note 20. Stock-Based Compensation

2018 Stock Incentive Plan

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

As part of emergence from Chapter 11 (Note 2, Plan of Reorganization), the Plan provided for the acceleration of all outstanding awards under the Stock Incentive Plan. As of the Effective Date all outstanding awards pursuant to the Stock Incentive Plan were cancelled.

The Plan provided for the following:

•	Acceleration and vesting of all outstanding equity awards;
•	Vested equity awards were deemed to be exercised on a net settled basis; and
•	Common Stock provided upon the exercise of stock options were deemed outstanding as of the Effective Date.

In addition:

•	Award holders are deemed to have exercised the Cash Out Option defined in the Plan, and therefore entitled to a cash payment of $6.25 per share;
•	Awards that were “Out of the money” were deemed cancelled for no consideration; and
•

Cash performance stock unit (“CPSU”) awards accelerated and vested based on target performance without proration and settled in cash in accordance with the Plan and are not classified as equity awards.

The cash settlement of an equity award (stock options, stock appreciation rights, performance awards, restricted stock units, restricted stock, other stock-based awards) is treated as the repurchase of an outstanding equity instrument. In accordance with ASC 718, all outstanding awards were cancelled, with no replacement grant, therefore modification accounting was not applied.

Restricted stock units

As of the Effective Date, 1,205,650 restricted stock units (“RSU”) awards were settled for consideration of $6.25 per share, for a total cash settlement of $8 million, of which $7 million was recorded to equity, and $1 million was recorded to Reorganization Items, net in the Consolidated Statement of Operations.  Measurement of the cash settlement value of RSU awards was performed on an individual grant basis. As of the Effective Date, all unamortized stock compensation expense of $7 million was charged to Reorganization items, net in the Consolidated Statement of Operations.

Performance stock units

As of the Effective Date, 228,765 performance stock units (“PSU”) awards were settled for consideration of $6.25 per share, for a total cash settlement of $1 million which was recorded to Reorganization items, net in the Consolidated Statement of Operations.

Stock options

As of the Effective Date all unvested stock options were considered “Out of the money” and cancelled for no consideration. all unamortized stock compensation expense of $1 million was charged to Reorganization items, net in the Consolidated Statement of Operations.

Cash performance stock units

As of the Effective Date, 2,069,897 CPSU awards were settled for consideration $1.00 per unit, for a total cash settlement of $2 million which was charged to Reorganization items, net in the Consolidated Statement of Operations.

2021 Long Term Incentive Plan

On May 25, 2021, our Board adopted, the Garrett Motion Inc. 2021 Long-Term Incentive Plan (the “Long-Term Incentive Plan”). The Long-Term Incentive Plan provides for the grant of stock options, stock appreciation rights, performance awards, restricted stock units, restricted stock, other stock-based awards, and cash-based awards to employees and non-employee directors of Garrett or its affiliates, and independent contractors or consultants of Garrett. The maximum aggregate number of shares of our Common Stock that may be issued under the Long-Term Incentive Plan is 31,280,476 shares.

As of June 30, 2021, 2,992,199 shares of our Common Stock were awarded and 28,288,277 shares of our Common Stock were available for future issuance under the Long-Term Incentive Plan.

Restricted Stock Units — Restricted stock unit (“RSU”) awards are issued to certain key employees and directors at fair market value at the date of grant. RSUs typically vest over a period of three or five years, and when vested, each unit entitles the holder to one share of our Common Stock.

As of June 30, 2021, an aggregate of 1,519,324 RSU awards were granted to officers, certain key employees, and non-employee directors under the Long-Term Incentive Plan.

The following table summarizes information about RSU activity related to both the Stock Incentive Plan and the Long-Term Incentive Plan for the six months ended June 30, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2020	1,538,969	$13.11
Granted	1,519,324	8.67
Vested	(326,058)	13.10
Forfeited	(7,261)	15.61
Vested and cancelled	(1,205,650)	13.10
Non-vested at June 30, 2021	1,519,324	$8.67

The following table summarizes the impact to the Consolidated Statement of Operations from RSUs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Compensation expense	$—	$3	$2	$6
Reorganization items, net (Note 2)	8	—	8	—
Future income tax benefit recognized	1	1	1	2

As of June 30, 2021, there was $13 million of total unrecognized compensation cost related to unvested RSUs granted under our Long-Term Incentive Plan, which is expected to be recognized over a weighted-average period of 4.26 years. There was no unrecognized compensation expense outstanding related the Stock Incentive Plan. Awards granted under the Stock Incentive plan were cancelled pursuant to the Plan as part of emergence from Chapter 11 noted above.

Performance Stock Units — As of June 30, an aggregate of 1,472,875 PSU awards were granted to officers and certain key employees under the Long-Term Incentive Plan, which upon vesting, entitles the holder to shares of our Common Stock. The actual number of shares an employee receives for each PSU depends on the Company’s performance against various measures. For the 2021 plan, the performance measures are related to absolute total shareholder return (“TSR”) with stock price hurdles, adjusted EBITDA and adjusted EBITDA margin, weighted 60%, 20%, and 20%, respectively over a two year performance period from January 1, 2022 through December 31, 2023 for the TSR measure and a three year performance period from January 1, 2021 through December 31, 2023 for the adjusted EBITDA and adjusted EBITDA margin measures. Each grantee is granted a target level of PSUs and may earn between 0% and 100% of the target level depending on the Company’s performance against the financial measures.

The awards associated with the TSR performance measure are considered to have a market condition. A Monte-Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of a selected peer group over the performance period.

The following table summarizes information about PSU activity related to both the Stock Incentive Plan and the Long-Term Incentive Plan for the six months ended June 30, 2021:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2020	314,111	$16.17
Granted	1,472,875	8.67
Vested	—	—
Forfeited	(85,346)	$14.00
Vested and cancelled	(228,765)	—
Non-vested at June 30, 2021	1,472,875	$8.67

The fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date. The number of underlying shares to be issued will be based on actual performance achievement over the performance period. The per unit weighted average fair value at the date of grant for PSUs granted during the period ended June 30, 2021 was $8.67. The fair value of each PSU grant is amortized monthly into compensation expense on a graded vesting (accelerated) basis over a vesting period of 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award and is adjusted as required for the performance-based condition. The Company estimates forfeitures at time of issuance, which results in a reduction in compensation expense. As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The Company currently does not pay dividends.

The following table summarizes the impact to the Consolidated Statement of Operations from PSUs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Reorganization items, net (Note 2)	1	—	1	—

As of June 30, 2021, there was $13 million of total unrecognized compensation cost related to unvested PSUs granted under our Long-Term Incentive Plan, which is expected to be recognized over a weighted-average period of 2.42 years. There was no unrecognized compensation expense outstanding related the Stock Incentive Plan. Awards granted under the Stock Incentive plan were cancelled pursuant to the Plan as part of emergence from Chapter 11 noted above.

Continuity Awards— In June 2020, in response to the unprecedented and ongoing market uncertainty resulting from the COVID-19 pandemic and in connection with the Board’s evaluation of strategic alternatives for the Company, the Compensation Committee approved one-time cash continuity awards (“Continuity Awards”) to ensure retention of key individuals in exchange for the forfeiture of RSUs and PSUs granted in February 2020. The Continuity Awards total $11 million, with $9 million paid in June 2020 and the remaining $2 million paid in 2021. The Continuity Awards were subject to repayment if prior to June 2021, the recipient has a qualifying termination of employment. Given the Continuity Awards had a 1-year service requirement, the combined transaction was accounted for as a modification to liability-classified awards. The total incremental compensation cost resulting from the modification was $5 million. As of June 30, 2021, there was no unrecognized compensation cost related to the Continuity Awards.

The following table summarizes information about Continuity Award activity for the period ended June 30, 2021:

	Number of Awards	Weighted Average Grant Date Fair Value Per Award
Non-vested at December 31, 2020	43	$257,536
Granted	—	—
Vested	(43)	(257,536)
Forfeited	—	—
Non-vested at June 30, 2020	—	—

The following table summarizes the impact to the Consolidated Statement of Operations from Continuity Awards for the period ended June 30, 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Compensation expense	$3	$2	$5	$2
Future income tax benefit recognized	—	—	1	—

Note 21. Earnings Per Share

The details of the earnings per share (“EPS”) calculations for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions except per share)
Basic
Net income (loss)	$409	$(9)	$304	$43
Less: preferred stock dividend	(24)	—	(24)	—
Net income (loss) available to common shareholders	$385	$(9)	$280	$43
Weighted average common shares outstanding	69,667,651	75,595,991	72,862,102	75,316,827
EPS – Basic	$5.53	$(0.12)	$3.84	$0.57

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions except per share)
Diluted
Net income (loss)	$409	$(9)	$304	$43
Less: preferred stock dividend	(24)	—	(24)	—
Net income (loss) available to common shareholders	$385	$(9)	$280	$43
Weighted average common shares outstanding – Basic	69,667,651	75,595,991	72,862,102	75,316,827
Dilutive effect of unvested RSUs and other contingently issuable shares	—	249,520	—	520,632
Dilutive effect of Series A Preferred Stock	166,086,887	—	83,502,247	—
Weighted average common shares outstanding – Diluted	235,754,538	75,845,511	156,364,349	75,837,459
EPS – Diluted	$1.73	$(0.12)	$1.94	$0.57

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of Common Stock equivalents using the treasury stock method and the average market price of our Common Stock for the period.

The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the three and six months ended June 30, 2021, the weighted number of stock options excluded from the computations was 128,499 and 263,245 respectively. As described in Note 20, Stock-Based Compensation, as part of emergence from Chapter 11, these stock options were cancelled under the Plan as of the effective date.

The diluted EPS calculations assume the Series A Preferred Stock are converted into Common Stock under the if-converted method and are included in Weighted average common shares outstanding – Diluted if they are dilutive.

Note 22. Commitments and Contingencies

Chapter 11 Cases

On the Petition Date, the Debtors each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases are jointly administered under the caption “In re Garrett Motion Inc., 20-12212.” On April 20, 2021, the Debtors filed the Plan. On April 26, 2021, the Bankruptcy Court entered the Confirmation Order among other things, confirming the Plan. On the Effective Date, the conditions to effectiveness of the Plan were satisfied or waived and the Company emerged from bankruptcy. See Note 2, Plan of Reorganization, for more information.

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

In connection with the Spin-Off, Garrett ASASCO, a wholly owned indirect subsidiary of the Company, entered into the Honeywell Indemnity Agreement with Honeywell on September 12, 2018. As of the Spin-Off date of October 1, 2018, Garrett ASASCO was obligated to make payments to Honeywell in amounts equal to 90% of certain Honeywell asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. Pursuant to the terms of this Honeywell Indemnity Agreement, Garrett ASASCO was responsible for paying to Honeywell such amounts, up to a cap of an amount equal to the Euro-to-U.S. dollar exchange rate determined by Honeywell as of a date within two business days prior to the date of the Distribution (1.16977 USD = 1 EUR) equivalent of $175 million in respect of such liabilities arising in any given calendar year. The payments that Garrett ASASCO would have been required to make to Honeywell pursuant to the terms of the Honeywell Indemnity Agreement would not have been deductible for U.S. federal income tax purposes. The Honeywell Indemnity Agreement provided that the agreement would terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement. During the first quarter of 2020, Garrett ASASCO paid Honeywell the Euro-equivalent of $35 million in connection with the Honeywell Indemnity Agreement. Honeywell and Garrett agreed to defer the payment under the Honeywell Indemnity Agreement due May 1, 2020 to December 31, 2020 (the “Q2 Payment”).

On December 2, 2019, the Company and its subsidiary Garrett ASASCO, filed a Summons with Notice in the Commercial Division of the Supreme Court of the State of New York, County of New York (the “NY Supreme Court”) commencing an action (the “Action”) against Honeywell, certain of Honeywell’s subsidiaries and certain of Honeywell’s employees for declaratory judgment, breach of contract, breach of fiduciary duties, aiding and abetting breach of fiduciary duties, corporate waste, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. On January 15, 2020, the Company and Garrett ASASCO, filed a Complaint in the NY Supreme Court in connection with the Action. The lawsuit arose from the Honeywell Indemnity Agreement. The Company sought declaratory relief; compensatory damages in an amount to be determined at trial; rescission of the Honeywell Indemnity Agreement; attorneys’ fees and costs and such other and further relief as the Court deemed just and proper. Among other claims, Garrett asserted that Honeywell was not entitled to indemnification because it improperly sought indemnification for amounts attributable to punitive damages and intentional misconduct, and because it failed to establish other prerequisites for indemnification under New York law. Specifically, the claim asserted that Honeywell had failed to establish its right to indemnity for each and every asbestos settlement of the thousands for which it seeks indemnification. The Action sought to establish that the Honeywell Indemnity Agreement was not enforceable, in whole or in part. On March 5, 2020, Honeywell filed a “Notice of Motion to Dismiss Garrett’s Complaint”. On September 20, 2020, Garrett and certain of its subsidiaries each filed the Chapter 11 Cases. On September 23, 2020, Garrett removed the case to the United States District Court for the Southern District of New York, and on September 24, 2020, the case was referred to the Bankruptcy Court. On October 13, 2020, Honeywell filed a motion to dismiss in the Bankruptcy Court. A pre-trial conference took place on October 22, 2020. The Court heard argument on Honeywell’s pending motion to dismiss on November 18, 2020. On November 2, 2020, the Garrett entities that are Debtors and Debtors in Possession filed a Motion Pursuant to Sections 105(a) and 502(c) To Establish Procedures For Estimating The Maximum Amount Of Honeywell’s Claims And Related Relief (“Motion”).  The Court heard argument on the Motion on November 18.  The Court ordered an estimation proceeding to take place to estimate all of Honeywell’s claims against the Garrett entities that were Debtors and Debtors in Possession.

On September 12, 2018, we also entered into a tax matters agreement with Honeywell (the “Tax Matters Agreement”), which governs the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests). The Tax Matters Agreement generally provided that, following the Spin-Off date of October 1, 2018, we were responsible and would indemnify Honeywell for all taxes, including income taxes, sales taxes, value-added and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. Among other items, as a result of the mandatory transition tax imposed by the Tax Cuts and Jobs Act, Garrett ASASCO was required to make payments to a subsidiary of Honeywell in the amount representing the net tax liability of Honeywell under the mandatory transition tax attributable to us, as determined by Honeywell. Additionally, the Tax Matters Agreement provided that Garrett ASASCO was to make payments to a subsidiary of Honeywell for a portion of Honeywell’s net tax liability under Section 965(h)(6)(A) of the Internal Revenue Code for mandatory transition taxes that Honeywell determined is attributable to us (the “MTT Claim”). Following the Spin-Off, Honeywell asserted that Garrett ASASCO was obligated to pay $240 million to Honeywell for the MTT Claim under the Tax Matters Agreement.  Accordingly, and in connection with the Tax Matters Agreement, we made payments to Honeywell, under protest, for the Euro-equivalent of $18 million and $19 million during 2019 and the fourth quarter of 2018, respectively, for the MTT Claim. On October 30, 2020, however, Honeywell filed an SEC Form 10-Q for the quarterly period ended September 30, 2020, reporting that its claim against us under the Tax Matters Agreement, including the MTT Claim, was $273 million. Under the terms of the Tax Matters Agreement, Garrett ASASCO was required to pay this amount in Euros, without interest, in five annual installments, each equal to 8% of the aggregate amount, followed by three additional annual installments equal to 15%, 20% and 25% of the aggregate amount, respectively. Following the Spin-Off in October 2018, Garrett ASASCO paid the first annual installment in October 2018, with subsequent annual installments to be paid in April of each year. The annual installment due on April 1, 2020 was initially deferred to December 31, 2020 in agreement with Honeywell, and subsequently not paid as a result of the automatic stay applicable to the Debtors under the Bankruptcy Code as a result of the Chapter 11 Cases.

On July 17, 2020, we provided notice to Honeywell asserting that Honeywell had caused material breaches of the Tax Matters Agreement and that the Tax Matters Agreement is unenforceable. The value and validity of Honeywell’s claims under the Tax Matters Agreement, including the MTT Claim, were subsequently litigated in the Chapter 11 Cases. As described above, the Plan, as confirmed by the Bankruptcy Court, includes a global settlement with Honeywell providing for, among other things, the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Tax Matters Agreement.

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

On December 18, 2020, Honeywell filed proofs of claim in the Chapter 11 Cases, asserting that the Company owes at least $1.9 billion.  The Bankruptcy Court was scheduled to estimate the amount of Honeywell’s claims in an estimation proceeding that was scheduled to commence on February 1, and subsequently cancelled.

On January 11, 2021, the Company announced that it had agreed to settle Honeywell’s claims as part of the Plan.  The Plan was confirmed by the Bankruptcy Court and went effective on the Effective Date, April 30, 2021.  The Company emerged from bankruptcy on the Effective Date.

Under the Plan settlement, which is now binding and effective, Honeywell received a $375 million cash payment as well as Series B Preferred Stock payable in instalments of $35 million in 2022, and $100 million annually from 2023-2030.  The Company has the option to prepay the Series B Preferred Stock in full at any time at a call price equivalent to $584 million as of the Effective Date (representing the present value of the instalments at a 7.25% discount rate).  The Company also has the option to make a partial payment of the Series B Preferred Stock, reducing the present value to $400 million, at any time within 18 months of the Effective Date.

Pursuant to the Plan, on the Effective Date, the obligations of the Debtors under each of the following agreements were cancelled and the applicable agreements governing such obligations were terminated: (a) that certain Indemnification Guarantee Agreement, dated September 27, 2018, by and among Honeywell ASASCO 2 Inc., Garrett ASASCO Inc., and the other Guarantors party thereto, as may be amended, restated, supplemented or otherwise modified from time to time prior to the Effective Date (the “Honeywell Indemnification Guarantee Agreement”); (b) (i) that certain Indemnification and Reimbursement Agreement, dated September 12, 2018 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time), by and among Honeywell ASASCO Inc., Honeywell ASASCO 2 Inc. and Honeywell International Inc.; and (ii) that certain Contribution and Assignment Agreement, dated September 14, 2018 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time), by and between Honeywell ASASCO Inc. and Garrett ASASCO Inc., as each may be amended, restated, supplemented or otherwise modified from time to time prior to the Effective Date (collectively, the “Honeywell Indemnity Agreement”); (c) that certain Tax Matters Agreement, dated September 12, 2018, by and among Honeywell International Inc., GMI, Honeywell ASASCO Inc. and Honeywell ASASCO 2 Inc., as may be amended, supplemented or otherwise modified from time to time (the “Tax Matters Agreement” and, together with the Honeywell Indemnification Guarantee Agreement and the Honeywell Indemnity Agreement, the “Honeywell Agreements”).

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

On December 8, 2020, counsel for the plaintiffs in the Gabelli Action – the Entwistle & Cappucci law firm – filed an unopposed stipulation and proposed order that would (1) appoint the plaintiffs in the Gabelli Action – the “Gabelli Entities” – the lead plaintiffs; (2) would appoint Entwistle & Cappucci as lead counsel for the plaintiff class; and (3) consolidate the Gabelli Action, the Husson Action, and the Froehlich Action (the “Consolidated D&O Action”). On January 21, 2021, the Court granted the motion to consolidate the actions and granted the Gabelli Entities’ motions for appointment as lead plaintiff and for selection of lead counsel.  On February 25, 2021, plaintiffs filed a Consolidated Amended Complaint for Violation of the Federal Securities Laws.

The Company’s insurer, AIG has accepted the defense, subject the customary reservation of rights.

The bankruptcy court set a bar date of March 1, 2021 for current and former shareholders to file claims against the Debtors arising from rescission of a purchase or sale of Common Stock of Garrett Motion Inc., for damages arising from the purchase or sale of Common Stock of Garrett Motion Inc., or for reimbursement or contribution allowed under section 502 of the Bankruptcy Code on account of such claims arising (or deemed to have arisen) prior to the Petition Date for all securities claims arising prior to the Petition Date.  We are not yet able to assess the likelihood that any such claims will be allowed.  To the extent allowed, each holder of such claims pursuant to the Plan would be entitled to receive, (x) its pro rata share of the aggregate cash payments received or recoverable from any insurance policies of the Company on account of any such allowed claims and (y) solely to the extent that such payments are less than the amount of its allowed claim, payment in full of the remaining amount of its allowed claim, at the option of the reorganized Debtors, in cash or a number of shares of Garrett Common Stock at a value of $6.25 per share.

The Company has agreed with the Gabelli Entities and their lead counsel to permit a class claim to be recognized in the bankruptcy court and to have securities claims against Garrett Motion Inc. to be litigated in the district court alongside the Consolidated D&O Action. The Gabelli Entities have agreed that any recoveries against Garrett Motion Inc. on account of securities claims litigated through the class claim are limited to available insurance policy proceeds. On July 2, 2021, the bankruptcy court entered an order approving the joint request from the Company and the Gabelli Entities to handle the securities claims against Garrett Motion Inc. in this manner.

The Gabelli Entities were authorized and on July 22, 2021 filed a second amended complaint to add claims against Garrett Motion Inc. Defendants’ motion to dismiss with respect to claims asserted against all defendants (current and former officers and directors and Garrett Motion Inc.) is currently expected to be filed on or before August 11, 2021. Lead plaintiffs’ opposition to the motion to dismiss is due on or before October 11, 2021, and the defendants’ reply briefing is due on or before November 24, 2021.

Make-Whole Litigation

On November 13, 2020, certain of the Debtors (the “Plaintiffs”) filed a complaint in the Bankruptcy Court against the indenture trustee (the “Indenture Trustee”) of the 5.125% senior notes due 2026 (the “Senior Notes”) seeking declaratory judgment on two claims for relief that the Debtors did not owe, and the holders of the Senior Notes (the “Noteholders”) were not entitled to, any make-whole premium under the Indenture (the “Make-Whole” and such litigation, the “Make-Whole Litigation”). Certain Noteholders contended in the Chapter 11 Cases that the Noteholders were entitled to payment of the Make-Whole under the terms of the Indenture, which provided for the payment of the Make-Whole if the Debtors exercised their right to redeem the Senior Notes prior to maturity, as a result of the Debtors’ commencement of their Chapter 11 Cases.  The Plaintiffs’ position was that the Noteholders were not entitled to any Make-Whole because the Debtors had not exercised their right of redemption as contemplated by the Indenture and, in the alternative, that the Make-Whole should be disallowed as unmatured interest pursuant to Section 502(b)(2) of the Bankruptcy Code.  On January 8, 2021, the Indenture Trustee filed an answer to the Debtors’ complaint. On January 11, 2021, the Company announced that it had agreed to settle the Make-Whole Litigation as part of the transactions and settlements embodied in the Plan.  The Plan was approved by the Bankruptcy Court and went effective on the Effective Date, April 30, 2021. Pursuant to the settlement embodied in the Plan, the Make-Whole was allowed as a claim in the amount of $15 million. The Make-Whole Litigation was dismissed with prejudice on the Effective Date, in accordance with the approved settlement terms.

Brazilian Tax Matters

In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits (“Befiex Credits”) between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of June 30, 2021 was $31 million including penalties and interest. The Company appealed the infraction notice on October 23, 2020. In March 2021, in response to our request, the Brazilian Tax Authorities reconsidered their position for a portion of the $31 million mentioned above and allowed Garrett Motion Brazil the right to offset Federal Tax with the Befiex Credits. The letter does not qualify as a formal decision and requires formal recognition from the Judge and from the Federal Judgement Office in charge of the disputes. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.

Other Commitments and Contingencies

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

Note 23. Pension Benefits

We sponsor several funded U.S. and non-U.S. defined benefit pension plans. Significant plans outside of the U.S. are in Switzerland and Ireland. Other pension plans outside of the U.S. are not material to the Company either individually or in the aggregate.

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2021. We expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2021, of which $3 million has been contributed through the first six months of the year.

Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plans		Non-U.S. Plan,		U.S. Plans		Non-U.S. Plan,
	2021	2020	2021	2020	2021	2020	2021	2020
	(Dollars in millions)
Service cost	$—	$—	$3	$2	$1	$1	$5	$5
Interest cost	1	1	—	—	2	3	1	1
Expected return on plan assets	(3)	(3)	(2)	(1)	(5)	(5)	(3)	(3)
	$(2)	$(2)	$1	$1	$(2)	$(1)	$3	$3

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

The following, Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the three and six months ended June 30, 2021.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding the following, are forward-looking statements: statements regarding our future results of operations and financial position, the consequences of the Chapter 11 Cases, other potential claims against the Debtors related to the Chapter 11 Cases, the anticipated impact of the COVID-19 pandemic and expected recovery on our business, results of operations and financial position, expectations regarding the growth of the turbocharger and electric vehicle markets and other industry trends, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, anticipated investments in our business, our business strategy, pending litigation, anticipated interest expense, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including:

•	the consequences of our recent emergence from bankruptcy;
•	the potential to experience increased levels of employee attrition as a result of the Chapter 11 Cases;
•	ability to utilize our net operating loss carryforwards in future years;
•	changes in the automotive industry and economic or competitive conditions;
•	our ability to develop new technologies and products, and the development of either effective alternative turbochargers or new replacement technologies;
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
•

the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated in this Quarterly Report on Form 10-Q, and in our other filings with the SEC.

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

Market penetration of vehicles with a turbocharger is expected to increase from approximately 52% in 2020 to approximately 55% by 2024, according to IHS Markit (“IHS”) for Light Vehicle and other industry sources for Commercial Vehicle on-highway and off-highway, which we believe will allow the turbocharger market to grow at a faster rate than overall automobile production. We expect that the powertrain mix evolution trends will remain mostly unchanged, which should support the turbocharger industry in the short to medium term. In the first half of 2021, a significant increase in battery electric vehicle (“BEV”) sales as been observed in Europe and in China. with BEV representing respectively 6% and 9% of vehicle sold. In China, renewed sales incentives, especially in Tier 2 and Tier 3 cities, as well as non-financial incentives such as more generous license-plate quotas for major metropolitan areas, bolsters Chinese BEV penetration. In Europe, the COVID-19 stimulus packages are mostly directed to electric vehicles, as well as fleet average CO2 targets to be achieved by OEMS are supporting BEV penetration. It has to be noticed that short term, selling price, charging time, charging infrastructure availability and profitability issues for OEMs remain challenges to adoption. In the long term, the expected revision of CO2 reduction targets by 2030 proposed by the E.U. could drive further increase of BEV penetration in Europe beyond currently forecasted levels. In the USA, the expected tightening of CO2 / mileage targets is expected to drive higher turbo penetration.

In the short to medium term, we believe that turbo penetration will grow as turbos remain one of the most cost-efficient levers to improve the fuel efficiency of conventional Gasoline and Diesel vehicles as well as hybrid and fuel-cell vehicles. Growth in the turbo market is expected in all regions, with special mention for high-growth regions in Asia, where rising income levels continue to drive long-term automotive and vehicle content demand. While these positive factors do not isolate the turbo industry from fluctuations in global vehicle production volumes, such factors may mitigate the negative impact of macroeconomic cycles, or the negative impact of a shift from light vehicle Diesel to light vehicle Gasoline engines. At the same time, the global semiconductor shortage is creating uncertainty across multiple industries, including the automotive industry, and will keep influencing our operating activity until the end of the year. Automotive OEMs have reduced production plans in the first two quarters. The Company is currently reviewing production at OEM plants and is closely monitoring supply chain disruptions related to semiconductor shortages in an effort to minimize the impact of the bottleneck in supply and to mitigate any potential disruption in production.

Emergence from Chapter 11

For more detailed information regarding the emergence from Chapter 11 see Note 2, Plan of Reorganization of the Notes to the Consolidated Interim Financial Statements.

Impact of COVID-19 Pandemic

After the extensive impact on our sales in the second half of 2020 year caused by the COVID-19 pandemic, we have observed a fast recovery in all geographies since mid-2020, that enabled us to ramp up production in most of our production sites to normal levels in the third quarter of 2020 and continuing through the second quarter of 2021, despite the resurgence of infection rates in the U.S. and European Union. If the COVID-19 pandemic, despite vaccination campaigns, drives new lockdown measures impacting our manufacturing facilities, our facilities may be forced to shut down or operate at reduced capacity again. Additional or continued facility closures or reductions in operations could significantly reduce our production volumes and have a material adverse impact on our business, results of operations and financial condition.

According to IHS and other industry sources, in 2020 a 16% decrease in global light vehicle production and a 5% decline in commercial vehicle production were observed, a larger drop than during the financial crisis in 2008 and 2009. In 2021, a partial recovery is expected with a rebound of light vehicle production of 11% and commercial vehicles of 6%. As a result, we estimate that a contraction of approximately 13% for the combined light and commercial vehicle turbocharger industry volume occurred in 2020 and we expect a strong rebound in 2021, which is observed since the second half of 2020. We have prepared contingency plans for multiple scenarios that we believe will allow us to react swiftly to changes in customer demand while protecting Garrett’s long-term growth potential. The supplies needed for our operations were generally available throughout 2020. In limited circumstances, certain suppliers experienced financial distress during 2020, resulting in supply disruptions. In line with action already started in 2020, we continue to systematically monitor supplier risks associated with COVID-19 and other material supply shortages and believe we have substantially addressed such risks with manageable economic impacts including use of Premium Freight or adjusted payment terms that are limited in time. In addition, we have implemented cost control measures and cash management actions, including:

•	Postponing capital expenditures;
•	Optimizing working capital requirements;
•	Lowering discretionary spending;
•	Flexing organizational costs by implementing short-term working schemes;
•	Reducing temporary workforce and contract service workers; and
•	Restricting external hiring.

The following charts show our percentage of revenues by geographic region and product line for the three and six months ended June 30, 2021 and the percentage change from the prior year comparable period.

By Geography

By Product Line

•	We are a global business that generated revenues of approximately $0.9 billion and $1.9 billion for the three and six months ended June 30, 2021 respectively.
•

Light vehicle products (which includes Diesel and Gas products, including products for passenger cars, SUVs, light trucks, and other products) accounted for approximately 67% and 69% of our revenues for the three and six months ended June 30, 2021. Commercial vehicle products (products for on-highway trucks and off-highway trucks, construction, agriculture and power-generation machines) accounted for 20% and 19% of our revenues for the three and six months ended June 30, 2021.

•	Our OEM sales contributed approximately 87% and 88% of our revenues while our aftermarket and other products contributed 11% and 10% of our revenues for the three and six months ended June 30, 2021.
•

Approximately 52% and 52% of our revenues came from sales to customers located in Europe, 32% and 32% from sales to customers located in Asia, 15% and 15% from sales to customers in North America, and 1% and 1% from sales to customers in other international markets for the three and six months ended June 30, 2021.

Basis of Presentation

The Consolidated Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All amounts presented are in millions, except per share amounts.

Results of Operations for the three and six months ended June 30, 2021 compared with the three and six months ended June 30, 2020

Net Sales

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net sales	$935	$477	$1,932	$1,222
% change compared with prior period	96.0%		58.1%

The change in net sales compared to prior year period is attributable to the following:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Volume	85.9%	51.0%
Price	(3.3%)	(3.2%)
Foreign Currency Translation	13.4%	10.3%
	96.0%	58.1%

Three Months Ended June 30, 2021 compared with Three Months Ended June 30, 2020

Our net sales increased for the three months ended June 30, 2021 compared to the prior year period by $458 million or 96.0% (including a favorable impact of 13.4% due to foreign currency translation).  The increase in sales was primarily driven by light vehicles OEM products increase of $332 million, commercial vehicles OEM products increase of $91 million, aftermarket products net sales increase of $32 million and other products’ increase of $3 million.

Our higher net sales of light vehicles OEM products was primarily driven by higher gasoline and diesel volumes in Europe and North America. The increase in net sales for commercial vehicles and aftermarket product sales were primarily driven by higher volumes in Europe and North America. The increase in aftermarket product sales was primarily driven by higher volumes in Europe and North America.

The production at our facilities in Europe and North America increased significantly, compared to the three months ended June 30, 2020. We experienced diminished production in our manufacturing facilities for that same time period during 2020, due to the COVID-19 pandemic.

Six Months Ended June 30, 2021 compared with Six Months Ended June 30, 2020

Our net sales increased for the six months ended June 30, 2021 compared to the prior year period by $710 million or 58.1% (including a positive impact of 10.3% due to foreign currency translation). The increase in sales was primarily driven by light vehicles OEM products increase of $529 million, commercial vehicles OEM products increase of $135 million, aftermarket products increase of $41 million and other products’ increase of $5 million.

Our higher net sales of light vehicles OEM products was primarily driven by higher diesel volumes in Europe and higher gasoline volumes in Europe and China. The increase in net sales for commercial vehicles OEM products and aftermarket product sales were primarily driven by higher volumes in Europe and North America. The increase in other net sales was primarily driven by an increase in prototype volumes.

The production at our facilities in China has increased significantly, compared to the six months ended June 30, 2020, given that our manufacturing facility in Wuhan, China, was shut down for six weeks in February and March 2020 and we saw diminished production in our Shanghai, China facility for the same time period, due to the COVID-19 pandemic.

The production at our facilities in Europe and North America has increased significantly, compared to the six months ended June 30, 2020, given that we saw diminished production in our manufacturing facilities for that same time period during 2020, due to the COVID-19 pandemic.

Cost of Goods Sold

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Cost of goods sold	$742	$397	$1,543	$1,004
% change compared with prior period	86.9%		53.7%
Gross profit percentage	20.6%	16.8%	20.1%	17.8%

Three Months Ended June 30, 2021 compared with Three Months Ended June 30, 2020

Costs of goods sold increased for the three months ended June 30, 2021 compared to the prior year period by $345 million or 86.9% primarily due to an increase in direct material and labor costs of $290 million.

Gross profit percentage increased by 3.8% primarily due to favorable impact of productivity including higher volume leverage (10.0%) and the favorable impacts from foreign and exchange rates (0.7%), partially offset by unfavorable impacts from mix and price (3.3%), unfavorable impacts from inflation (1.4%), unfavorable impact from repositioning costs (0.2%), and other factors (2.0%), mainly driven by material scrap and prior year period cost savings actions to mitigate Covid-19 impact.

Six Months Ended June 30, 2021 compared with Six Months Ended June 30, 2020

Costs of goods sold increased in the six months ended June 30, 2021 compared to the prior year period by $539 million or 53.7% primarily due to an increase in direct material and labor costs of $451 million.

Gross profit percentage increased by 2.3% primarily due to favorable impact of productivity including higher volume leverage (7.4%) and the favorable impacts from foreign and exchange rates (0.6%), partially offset by unfavorable impacts from mix and price (3.1%), unfavorable impacts from inflation (0.9%), unfavorable impact from repositioning costs (0.3%), and other factors (1.4%), mainly driven by Brazil environmental expenses and prior year period cost savings actions to mitigate Covid-19 impact.

Selling, General and Administrative Expenses

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Selling, general and administrative expense	$51	$47	$106	$104
% of sales	5.5%	9.9%	5.5%	8.5%

Three Months Ended June 30, 2021 compared with Three Months Ended June 30, 2020

Selling, general and administrative expenses increased for the three months ended June 30, 2021 compared to the prior year period by $4 million, mainly driven by foreign exchange rate. The cost savings actions implemented in the three months ended June 30, 2020 to mitigate the impact of COVID-19 were offset by the strategic planning costs incurred during the same year period. During current year period, the accrual for employee incentives increased, reflecting expected payout in 2021, and was partially offset by lower spend and timing from external services and bad debt recovery. As a percentage of net sales, SG&A for the three months ended June 30, 2021 was 5.5% versus 9.9% in the prior year period.

Six Months Ended June 30, 2021 compared with Six Months Ended June 30, 2020

Selling, general and administrative expenses increased for the six months ended June 30, 2021 compared to the prior year period by $2 million, mainly driven by foreign exchange rate. The cost savings actions implemented in the six months ended June 30, 2020 to mitigate the impact of COVID-19, were offset by the strategic planning costs incurred in the same year period. During current year period, the accrual for employee incentives increased, reflecting expected payout in 2021 and was partially offset by lower spend and timing from external services and bad debt recovery. As a percentage of net sales, SG&A for the six months ended June 30, 2021 was 5.5% versus 8.5% in the prior year period.

Other Expense, Net

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Other expense, net	$—	$15	$1	$31
% of sales	% —	3.1%	0.1%	2.5%

Three Months Ended June 30, 2021 compared with Three Months Ended June 30, 2020

Other expense, net decreased for the three months ended June 30, 2021 compared to the prior year period by $15 million. The decrease was attributable to the cancellation of the liability related to the Honeywell Indemnity Agreement and associated litigation, following emergence from Chapter 11.

Six Months Ended June 30, 2021 compared with Six Months Ended June 30, 2020

Other expense, net decreased for the six months ended June 30, 2021 compared to the prior year period by $30 million. The decrease was attributable to the cancellation of the liability related to the Honeywell Indemnity Agreement and associated litigation, following emergence from Chapter 11.

Interest Expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Interest expense	$24	$20	$45	$36

Three Months Ended June 30, 2021 compared with Three Months Ended June 30, 2020

Interest expense increased in the three months ended June 30, 2021 compared to the prior year period by $4 million, primarily due to $7 million related to the Series B Preferred Stock, partially offset by prior year period fees related to amendments to our previous credit facilities.

Six Months Ended June 30, 2021 compared with Six Months Ended June 30, 2020

Interest expense increased in the six months ended June 30, 2021 compared to the prior year period by $9 million, mainly due to $7 million related to the Series B Preferred Stock and the addition of supplementary financing under our Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “DIP Credit Agreement”), partially offset by prior year period fees related to amendments to our previous credit facilities.

Non-operating (income) expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Non-operating (income) expense	$(26)	$(4)	$—	$(8)

Three Months Ended June 30, 2021 compared with Three Months Ended June 30, 2020

Non-operating (income) expense for the three months ended June 30, 2021 increased to an income of $26 million from income of $4 million in the prior year period, primarily due to foreign exchange rates fluctuations related to the debt, which were unhedged due to the restrictions placed on the company in Chapter 11 Cases.

Six Months Ended June 30, 2021 compared with Six Months Ended June 30, 2020

Non-operating (income) expense for the six months ended June 30, 2021 decreased $8 million from income of $8 million in the prior year period, primarily due to foreign exchange rates fluctuations related to the debt, which were unhedged due to the restrictions placed on the company in Chapter 11 Cases.

Reorganization items, net

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Reorganization items, net	$(295)	$—	$(121)	$—

Three Months Ended June 30, 2021 compared with Three Months Ended June 30, 2020

Reorganization items, net for the three months ended June 30, 2021 were $295 million gain, representing $502 million gain on settlement of Honeywell claims, partially offset by $96 million professional service fees related to the Chapter 11 Cases, $39 million in Directors and Officers insurance related to Chapter 11 Cases, $25 million write off on debt issuance costs of the old term loan debt, $13 million in employee stock awards cancellation and $34 million in other costs mainly related to unsecured notes settlement. There were no Reorganization items, net for the three months ended June 30, 2020, since these are new items related to the Chapter 11 Cases.

Six Months Ended June 30, 2021 compared with Six Months Ended June 30, 2020

Reorganization items, net for the six months ended June 30, 2021 were $121 million gain, representing $502 million gain on settlement of Honeywell claims, partially offset by $181 million professional service fees related to the Chapter 11 Cases, $79 million related to termination of and expense reimbursement under the Stalking Horse Purchase Agreement, $39 million Directors and Officers insurance related to Chapter 11 Cases, $25 million write off on debt issuance costs of the old term loan debt, $13 million in employee stock awards cancellation and $44 million in other costs mainly related to unsecured notes settlement. There were no Reorganization items, net for the six months ended June 30, 2020, since these are new items related to the Chapter 11 Cases.

Tax Expense

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Tax expense	$30	$11	$54	$12
Effective tax rate	6.8%	550%	15.1%	21.8%

See Note 7, Income Taxes of the Notes to the Consolidated Interim Financial Statements for a discussion of the change in effective tax rates for the three and six months ended June 30, 2021 versus the prior year periods.

Net Income (loss)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net income (loss)	$409	$(9)	$304	$43

Three Months Ended June 30, 2021 compared with Three Months Ended June 30, 2020

As a result of the factors described above, net income was $409 million for the three months ended June 30, 2021 as compared to net loss of $9 million for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 compared with Six Months Ended June 30, 2020

As a result of the factors described above, net income was $304 million for the six months ended June 30, 2021 as compared to net income of $43 million for the six months ended June 30, 2020.

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

EBITDA and Adjusted EBITDA(1)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net income (loss) — GAAP	$409	$(9)	$304	$43
Net interest expense	23	19	43	34
Tax expense	30	11	54	12
Depreciation	24	18	47	37
EBITDA (Non-GAAP)	$486	$39	$448	$126
Other expense, net (which consists of indemnification, asbestos and environmental expenses)(2)	—	14	—	30
Non-operating income(3)	(3)	(3)	(6)	(5)
Reorganization items, net(4)	(295)	—	(121)	—
Stock compensation expense(5)	1	4	3	6
Repositioning charges(6)	3	1	11	6
Foreign exchange (gain) loss on debt, net of related hedging (gain) loss	(24)	(1)	9	(1)
Professional service costs(7)	—	9	—	9
Adjusted EBITDA (Non-GAAP)	$168	$63	$344	$171

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

(2)

The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Honeywell Indemnity Agreement with Honeywell entered into on September 12, 2018, under which Garrett ASASCO is currently required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to Honeywell’s former Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Bendix business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Plan as confirmed by the Bankruptcy Court includes a global settlement with Honeywell providing for, among other things, the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Honeywell Indemnity Agreement, that certain Indemnification Guarantee Agreement, dated as of September 27, 2018 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time), by and among Honeywell ASASCO 2 Inc. as payee, Garrett ASASCO as payor, and certain subsidiary guarantors as defined therein (the “Guarantee Agreement,” and together with the Honeywell Indemnity Agreement, the “Indemnity Agreements”) and the Tax Matters Agreement. See Note 22, Commitments and Contingencies of Notes to the Consolidated Interim Financial Statements.

(3)

Non-operating income adjustment includes the non-service component of pension expense and other expense, net and excludes interest income, equity income of affiliates, and the impact of foreign exchange.

(4)

The Company applied ASC 852 for periods subsequent to the Petition Date to distinguish transactions and events that were directly associated with the Company's reorganization from the ongoing operations of the business. Accordingly, certain expenses and gains incurred during the Chapter 11 Cases are recorded within Reorganization items, net in the Consolidated Interim Statements of Operations.  The Company applied U.S. GAAP for period subsequent to the Effective Date. See Note 1, Background and Basis of Presentation of Notes to the Consolidated Interim Financial Statements.

(5)	Stock compensation expense adjustment includes only non-cash expenses.
(6)	Repositioning charges adjustment primarily includes severance costs related to restructuring projects to improve future productivity.
(7)

Professional service costs consist of professional service fees related to strategic planning for the Company in the period before the Debtors filed for relief under Chapter 11 of the Bankruptcy Code in September 2020. We consider these costs to be unrelated to our ongoing core business operations.

Three Months Ended June 30, 2021 compared with Three Months Ended June 30, 2020

Adjusted EBITDA (non-GAAP) increased by $105 million for the three months ended June 30, 2021 compared to the prior year period. The increase was primarily due to favorable impacts of sales volume ($125 million), foreign exchange including the prior year’s hedge losses ($15 million) and favorable impact of productivity, net of mix ($5 million), partially offset by price ($16 million), inflation ($13 million), higher research and development expenses ($7 million) and higher selling, general and administrative expenses ($4 million).

Six Months Ended June 30, 2021 compared with Six Months Ended June 30, 2020

Adjusted EBITDA (non-GAAP) increased by $173 million for the six months ended June 30, 2021 compared to the prior year period. The increase was primarily due to favorable impacts of sales volume ($190 million), foreign exchange including the prior year’s hedge gains ($31 million) and favorable impact of productivity, net of mix ($20 million), partially offset by price ($39 million), inflation ($17 million), higher research and development expenses ($10 million) and higher selling, general and administrative expenses ($2 million).

Cash flow from operations less Expenditures for property, plant and equipment (1)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in millions)		(Dollars in millions)
Net cash (used for) provided by operating activities — GAAP	(423)	(152)	(391)	(95)
Expenditures for property, plant and equipment	(22)	(24)	(40)	(63)
Cash flow from operations less Expenditures for property, plant and equipment (Non-GAAP)	$(445)	$(176)	$(431)	$(158)

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

Cash flow from operations less Expenditures for property, plant and equipment (non-GAAP) decreased by $273 million for the six months ended June 30, 2021 versus the prior year period, primarily due to a $375 million payment to Honeywell pursuant to the Plan, in the current year period, partially offset by $8 million prior period payment to Honeywell. Additionally, there was an increase in net loss, net of deferred taxes and non-cash gains related to reorganization of $94 million, partially offset by a favorable impact from working capital of $54 million and an increase of $111 million in other items (mainly other assets and accrued liabilities). Additionally, Expenditures for property, plant and equipment expenses decreased by $23 million.

Liquidity and Capital Resources

During the six months ended June 30, 2021, we funded our operations primarily through the cash flows from operating activities, proceeds from the issuance of Series A Preferred Stock rights offerings and borrowings from Credit facilities. On June 30, 2021, the Company reported a cash and cash equivalents position of $401 million (not including $215 million in restricted cash as of June 30, 2021) as compared to $592 million on December 31, 2020 (not including $101 million in restricted cash as of December 31, 2020). As of June 30, 2021, the Company had no outstanding borrowings under the Revolving Facility and had available borrowing capacity of $261 million. This amount consisted of $300 million less undrawn letters of credit of $39 million. In addition, on June 30, 2021, the Company had $1,247 million outstanding in Term Loan Facilities. The Company currently expects that the holders of the Series B Preferred Stock may have the right to require the Company to redeem the Series B Preferred Stock as soon as the fourth quarter of 2021.

Emergence - Exit Financing and Entry into Credit Facilities

Upon our emergence from Chapter 11 proceedings on the Effective Date, the following transactions significantly improved the Company’s liquidity:

•	Net proceeds from the issuance of Term Loan Facilities of $1,221 million;
•	The Company obtained $300 million in commitments under a five-year secured first-lien multi-currency Revolving Facility, $125 million of which may be used for the issuance of letters of credit;
•	The Company obtained a $35 million letter of credit facility for a term of five years;
•

Debt repayment of $1,103 million in Secured term loan facilities and accrued interest, repayment of $374 million in revolving credit facility, $461 million in Senior notes and accrued interest and $101 million repayment of Debtor-in-possession Term Loan facility and accrued interest;

•	Issuance of Series A Preferred Stock in a rights offering for $1,301 million;
•	Settlement of $1,459 million of claims with Honeywell for a $375 million payment and $577 million of Series B Preferred Stock.

Going Concern

Our ability to continue as a going concern was contingent upon the Company’s ability to successfully implement a Plan of Reorganization in the Chapter 11 Cases, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities were subject to uncertainty. While we were operating as debtors-in-possession under the Bankruptcy Code, we have sold or otherwise disposed of or liquidated assets or settled liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in our Consolidated Interim Financial Statements. As a result of our improved liquidity, as noted above, and removal of the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt no longer exists that we will be able to continue as a going concern.

Listing on NASDAQ

On September 20, 2020, we were notified by the New York Stock Exchange (the “NYSE”) that, as a result of the Chapter 11 Cases the NYSE had commenced proceedings to delist our Common Stock from the NYSE. After certain administrative actions our Common Stock was removed from listing and registration on the NYSE effective as of the opening of business on October 19, 2020. Following our emergence from Chapter 11, our Common Stock commenced trading on the Nasdaq Global Select Market under the ticker symbol “GTX” on May 3, 2021.

Cash Flow Summary for the Six Months Ended June 30, 2021 and 2020

	For the Six Months Ended June 30,
	2021	2020
	(Dollars in millions)
Cash (used for) provided by:
Operating activities	(391)	(95)
Investing activities	(39)	(64)
Financing activities	359	114
Effect of exchange rate changes on cash and restricted cash	(6)	(3)
Net decrease in cash, cash equivalents and restricted cash	$(77)	$(48)

Cash used for operating activities increased by $296 million for the six months ended June 30, 2021 versus the prior year period, primarily due to a $375 million payment to Honeywell pursuant to the Plan, in the current year period, partially offset by $8 million from prior period payment to Honeywell. Additionally, there was an increase in net loss, net of deferred taxes and non-cash gains related to reorganization of $94 million, partially offset by a favorable impact from working capital of $54 million and an increase of $111 million in other items (mainly other assets and accrued liabilities).

Cash used for investing activities decreased by $25 million for the six months ended June 30, 2021 versus the prior year period, primarily due to decrease in Expenditures for property, plant and equipment of $23 million, due to higher customer contribution and lower spend.

Cash provided by financing activities increased by $245 million for the six months ended June 30, 2021 versus the prior year period. The change was driven by $1,301 million proceeds from issuance of Series A Preferred Stock and $1,221 million, proceeds from issuance of the new long-term debt, partially offset by $201 million repayments on DIP Credit Agreement, $1,513 million payments of the old long term debt and $69 million payments for Cash-Out election. Additionally, there was $497 million of full payment of our Old Revolving Facility, net of prior year period proceeds.

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

Contractual Obligations and Probable Liability Payments

The summary of our significant contractual obligations and probable liability payments at June 30, 2021 were as set forth in the table below:

		Payments by Period
	Total	2021	2022-2023	2024-2025	Thereafter
	(Dollars in millions)
Obligations to Honeywell – Series B Preferred Stock(1)	835	—	135	200	500
Long-term debt(2)	1,247	2	14	14	1,217
Interest payments on long-term debt(3)	281	21	82	81	97
Minimum lease payments	45	7	19	11	8
Purchase obligations(4)	118	96	22	—	—
	$2,526	$126	$272	$306	$1,822

(1)

Under the terms of the Series B Preferred Stock issued to Honeywell pursuant to the Plan, we are obligated to pay an aggregate of $834.8 million to Honeywell, payable in annual cash installments beginning in 2022 and ending in 2030, subject to various conditions and put and call rights set forth in the Certificate of Designations for the Series B Preferred Stock. The Company currently expects that the holders of the Series B Preferred Stock may have the right to require the Company to redeem the Series B Preferred Stock as soon as the fourth quarter of 2021. Of the $585 million recorded on our Consolidated Interim Balance Sheet as of June 30, 2021, $550 million is classified as a long-term liability. If the Company has Consolidated EBITDA (as defined in the Series B Certificate of Designations) for the twelve months ended June 30, 2021 and for the twelve months ended September 30, 2021 of over $600 million, the entire recorded amount will be classified as current on our September 30, 2021 Consolidated Interim Balance Sheet.

(2)	Assumes all long-term debt is outstanding until contractual maturity. Does not include expected utilization of our Revolving Facility.
(3)

Interest payments are estimated based on the interest rates applicable as of June 30, 2021. This includes the impact of the cross currency interest rate swap and the interest rate swap. This does not include the expected utilization of our Revolving Facility.

(4)	Purchase obligations are entered into with various vendors in the normal course of business and are consistent with our expected requirements.

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

Critical Accounting Policies

The preparation of our Consolidated Interim Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. Actual results could differ from our estimates and assumptions, and any such differences could be material to our financial statements. Our critical accounting policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2020 Form 10-K. In connection with the filing of the Chapter 11 Cases on the Petition Date, the Consolidated Interim Financial Statements included herein have been prepared in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852, Reorganizations. At the Effective Date, we did not meet the requirements under ASC 852 for fresh start accounting. See Note 1, Background and Basis of Presentation, of the Consolidated Interim Financial Statements for further details.

Recent Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies of the Notes to Consolidated Interim Financial Statements for further discussion of recent accounting pronouncements.

Other Matters

Litigation and Environmental Matters

See Note 22, Commitments and Contingencies of the Notes to the Consolidated Interim Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to the Company’s quantitative and qualitative disclosures about market risks as disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, in our 2020 Form 10-K. However, following the emergence from Chapter 11, the Company has resumed ordinary course hedging transactions with its banks and is in a position to hedge foreign currency risks as well as interest rate risks, in each case subject to market conditions.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For additional information regarding our legal proceedings, see Note 22, Commitments and Contingencies of the Notes to the Consolidated Interim Financial Statements.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our 2020 Form 10-K. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Our business is subject to numerous risks and uncertainties, including those highlighted in the “Risk Factors” section of this Quarterly Report on Form 10-Q and the “Risk Factors” section of our 2020 Form 10-K. These risks include the following, any of which could have a material adverse effect on our business, financial condition or results of operations and the price of our Securities:

Risks Relating to our Business:

•changes in the automotive industry and economic or competitive conditions;

•our ability to develop new technologies and products, and the development of either effective alternative turbochargers or new replacement technologies;

•any failure to protect our intellectual property or allegations that we have infringed the intellectual property of others; and our ability to license necessary intellectual property from third parties;

 •potential material losses and costs as a result of any warranty claims and product liability actions brought against us;

•any significant failure or inability to comply with the specifications and manufacturing requirements of our original equipment manufacturer customers or by increases or decreases to the inventory levels maintained by our customers;

•changes in the volume of products we produce and market demand for such products and prices we charge and the margins we realize from our sales of our products;

•any loss of or a significant reduction in purchases by our largest customers, material nonpayment or nonperformance by any our key customers, and difficulty collecting receivables;

•inaccuracies in estimates of volumes of awarded business;

•work stoppages, other disruptions or the need to relocate any of our facilities;

•supplier dependency;

•any failure to meet our minimum delivery requirements under our supply agreements;

•any failure to increase productivity or successfully execute repositioning projects or manage our workforce;

•potential material environmental liabilities and hazards;

•natural disasters and physical impacts of climate change;

•pandemics, including without limitation the COVID-19 pandemic, and effects on our workforce and supply chain;

•technical difficulties or failures, including cybersecurity risks;

•changes in legislation or government regulations or policies, including with respect to CO2 reduction targets in Europe as part of the Green Deal objectives or other similar changes which may contribute to a proportionately higher level of battery electric vehicles;

•risks related to international operations and our investment in foreign markets, including risks related to the withdrawal of the United Kingdom from the European Union;

•the terms of our indebtedness and our ability to access capital markets;

•unforeseen adverse tax effects; and

•inability to recruit and retain qualified personnel.

Risks Related to our emergence from Bankruptcy:

•the effect of our recent emergence from bankruptcy on our business and relationships;

•the lack of comparability of our actual financial results after emergence to our historical financial information;

•reliance on the projections that were filed with the Bankruptcy Court;

•changes in the composition of our Board of Directors upon emergence; and

•our ability to attract and retain key personnel in light of our emergence from bankruptcy.

Risks Related to Our Capital Structure:

•our ability to generate sufficient cashflows from operations to meet our debt service and other obligations;

•our ability to raise additional capital to fund our operations or react to changes in the economy or our industry;

•restrictions on our business and financing activities under our Senior Credit Facility and the terms of the Series A Preferred Stock;

•a potential downgrade in our credit ratings;

•Honeywell’s right to require the repayment of Series B Preferred Stock in full in certain circumstances;

•our dependence on cash flows generated by our subsidiaries;

•failure of securities analysts to publish research or reports;

•potential conflicts of interests among certain of our stockholders;

•our ability to raise capital in the future and fund our capital requirements;

•the dilution of existing security holders upon grants pursuant our equity incentive program; and

•anti-takeover provisions in our organizational documents.

Risks related to Our Series A Preferred Stock:

•the lack of a public market for the Series A Preferred Stock;

•a decline in the trading price of our Series A Preferred Stock;

•the subordination of series A Preferred Stock to our indebtedness;

•restrictions on our ability to make dividend payments on our Series A Preferred Stock; and

•the automatic and optional conversion of Series A Preferred Stock in certain circumstances.

Risks related to Our Common Stock:

•a decline in the trading price of our Common Stock;

•the subordination of our Common Stock to our series A Preferred Stock and our indebtedness;

•the rights of Series A Preferred Stock holders to vote with Common Stock on an as converted basis;

•limitations on our ability to pay dividends on or repurchase shares of Common Stock;

•the dilution of existing holders of Common Stock upon future issuances of equity securities;

•increased potential for short sales of Common Stock; and

•our inability to maintain a listing of our Common Stock on a national securities exchange.

Other than the below, there have been no material changes in the risks affecting the Company since the filing of our 2020 Form 10-K. We are updating the risk factors included in our 2020 Form 10-K to include the following:

Risks Relating to our Business:

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

We obtain components and other products and services from numerous suppliers and other vendors throughout the world. Many major components and product equipment items are procured or subcontracted on a single- or sole-source basis. Although we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. For example, in the first half of 2021, the global automotive market experienced shortages in supply of semiconductors due to global supply constraints, resulting in reduced automobile production volumes, which had a knock on effect on demand for Garrett’s products. Such semiconductor shortages are expected to continue in the future and could affect Garrett’s supply of components, as well as continue to affect demand for Garrett’s products. Short- or long-term capacity constraints or financial distress at any point in our supply chain could disrupt our operations and adversely affect our financial performance, particularly when the affected suppliers and vendors are the sole sources of products that we require or that have unique capabilities, or when our customers have directed us to use those specific suppliers and vendors. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial contracts, and could result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.

Industry and economic conditions may adversely affect the markets and operating conditions of our customers, which in turn can affect demand for our products and services and our results of operations.

We are dependent on the continued growth, viability and financial stability of our customers. A substantial portion of our customers are OEMs in the automotive industry. This industry is subject to rapid technological change often driven by regulatory changes, vigorous competition, short product life cycles and cyclical and reduced consumer demand patterns. In addition to general economic conditions, automotive sales and automotive vehicle production also depend on other factors, such as supplier stability, factory transitions, capacity constraints, the costs and availability of consumer credit, consumer confidence and consumer preferences. When our customers are adversely affected by these factors, we may be similarly affected to the extent that our customers reduce the volume of orders for our products. Economic declines and corresponding reductions in automotive sales and production by our customers, particularly with respect to light vehicles, have in the past had, and may in the future have, a significant adverse effect on our business, results of operations and financial condition. For example, in the first half of 2021, the global automotive market experienced shortages in supply of semiconductors due to global supply constraints, resulting in reduced automobile production volumes, which had a knock on effect on demand for Garrett’s products from our customers. Such semiconductor shortages are expected to continue in the future and could affect Garrett’s supply of components, as well as continue to affect demand for Garrett’s products.

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

Risks Related to Our Emergence from Bankruptcy

We recently emerged from bankruptcy, which could adversely affect our business and relationships.

It is possible that our having filed for bankruptcy and our recent emergence from the Chapter 11 Cases could adversely affect our business and relationships with vendors, suppliers, service providers, customers, employees and other third parties. Due to uncertainties, many risks exist, including the following:

•	key suppliers could terminate their relationship or require financial assurances or enhanced performance;
•	the ability to renew existing contracts and compete for new business may be adversely affected;
•	the ability to attract, motivate and/or retain key executives and employees may be adversely affected;
•	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and
•	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our results of operations, financial condition, business and reputation. We cannot assure you that having been subject to bankruptcy protection and the Chapter 11 Cases will not adversely affect our future results of operations, financial condition and business.

Our actual financial results after emergence from bankruptcy protection may not be comparable to our historical financial information.

We emerged from bankruptcy protection under Chapter 11 of the Bankruptcy Code on April 30, 2021. As a result of the implementation of the Plan and the transactions contemplated thereby, our future results of operations, financial condition and business may not be comparable to the results of operations, financial condition and business reflected in our historical financial statements. The lack of comparable historical financial information may discourage investors from purchasing our Securities.

Our actual financial results may vary significantly from the projections that were filed with the Bankruptcy Court.

In connection with our disclosure statement relating to the Plan (the “Disclosure Statement”), and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from the Chapter 11 Cases. This projected financial information was prepared by, and is the responsibility of, our management. Our auditors, Deloitte SA, neither examined, compiled nor performed any procedures with respect to the projected financial information and, accordingly, Deloitte SA has expressed no opinion or any other form of assurance with respect thereto. Those projections were prepared solely for the purpose of the Chapter 11 Cases and have not been, and will not be, updated on an ongoing basis. Those projections should not be relied upon in connection with the purchase or sale of the Common Stock or the Series A Preferred Stock. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections that were prepared in connection with the Disclosure Statement and the hearing to consider confirmation of the Plan.

Upon our emergence from bankruptcy, the composition of our Board of Directors changed significantly.

Pursuant to the Plan, the composition of our board of directors (the “Board”) changed significantly upon our emergence from bankruptcy. Our Board is now made up of nine directors, comprising three directors designated by the Oaktree, three directors designated by the Centerbridge, one director elected by Honeywell, one director designated by the Additional Investors and one director that is a member of our executive management team. Furthermore, pursuant to the terms of the Investor Rights Agreement for the Series A Preferred Stock, Centerbridge and Oaktree each have the right to designate three directors for election to the Board at each meeting of stockholders of the Company, provided that the number of directors that the Centerbridge and the Oaktree each are entitled to designate will be subject to proportionate reduction in the event that the Centerbridge or the Oaktree, as applicable, cease to own at least 60%, 40% or 20% of their initial aggregate holdings of Common Stock (on an as-converted basis) as of the Effective Date. Furthermore, certain holders of our Series A Preferred Stock are entitled to designate one director for election to the Board at each meeting of stockholders of the Company, provided that such holders continue to own at least 60% of their initial aggregate holdings of Common Stock (on an as-converted basis) as of the Effective Date. Pursuant to the terms of the Certificate of Designations for the Series B Preferred Stock, Honeywell has the right to elect one director to the Board at each meeting of stockholders of the Company, provided that at least $125 million shares of Series B Preferred Stock remain outstanding.

The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine the future of the Company. The ability of our new directors to quickly expand their knowledge of our operations, strategies and technologies will be critical to their ability to make informed decisions about our strategy and operations, particularly given the competitive environment in which our business operates. If our Board is not sufficiently informed to make these decisions, our ability to compete effectively and profitably could be adversely affected.

Other than our chief executive officer, none of the members that have been appointed to the Board were members of the Board or included in the management of the Company prior to the Chapter 11 Cases. Therefore, there is no guarantee that the new Board, or any future Boards, will pursue, or will pursue in the same manner, our strategic plans in the same manner as our prior Board. As a result, the future strategy and plans of the Company may differ materially from those of the past.

The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from bankruptcy.

The success of our business depends on key personnel. The ability to attract and retain these key personnel may be difficult in light of our emergence from bankruptcy, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.

Risks Related to Our Capital Structure

We have substantial debt following our emergence from the Chapter 11 Cases and may be unable to generate sufficient cash flows from operations to meet our debt service and other obligations.

We have substantial consolidated indebtedness. On April 30, 2021, we entered into Credit Facilities consisting of (i) $715 million of USD-denominated term loans, (ii) €450 million of EUR-denominated term loans and (iii) a Revolving Facility of $300 million. As of June 30, 2021, we had approximately $1,247 million of consolidated outstanding indebtedness with respect to the Credit Facilities. Furthermore, we have substantial payment obligations to Honeywell under the terms of the Series B Preferred Stock (see “—We have substantial payment obligations to Honeywell under the terms of the Series B Preferred Stock” below). As of June 30, 2021, our liabilities with respect to our payment obligations to Honeywell under the terms of the Series B Preferred Stock were approximately $585 million (representing the present value of all remaining amortization payments due under the outstanding Series B Preferred Stock, discounted at a rate of 7.25% per annum). Our projected annualized cash interest expense on our term debt (net of interest rate and cross-currency swaps and excluding commitment fees and letter of credit fees) would have been approximately $41 million based on our consolidated indebtedness and interest rates as at June 30, 2021, of which approximately $8 million represents cash interest expense on variable-rate obligations. Our ability to generate sufficient cash flows from operations to make payments for scheduled debt service and other obligations depends on a range of economic, competitive and business factors, many of which are outside of our control. Weakness in economic conditions and our performance beyond our expectations would exacerbate these risks. Our business may generate insufficient cash flows from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. To the extent our cash flow from operations is insufficient to fund our debt service and other obligations, aside from our current liquidity, we would be dependent on outside capital to meet the funding of our debt service and other obligations and to fund capital expenditures. We were previously forced to take actions to restructure and refinance our indebtedness and other obligations and there can be no assurances that we will be able to meet our scheduled debt service and other obligations in the future.

If we are unable to meet our expenses and debt service and other obligations, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets or issue additional equity securities. We may be unable to refinance any of our indebtedness, sell assets or issue equity securities on commercially reasonable terms, or at all, which could cause us to default on our obligations and result in the acceleration of our debt obligations. Our inability to generate sufficient cash flows to satisfy our outstanding debt and other obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our results of operations, financial condition and business.

We have substantial payment obligations to Honeywell under the terms of the Series B Preferred Stock.

Under the terms of the Series B Preferred Stock issued to Honeywell pursuant to the Plan, we are obligated to pay an aggregate of $834.8 million to Honeywell, payable in annual cash installments beginning in 2022 and ending in 2030, subject to various conditions and put and call rights set forth in the Certificate of Designations for the Series B Preferred Stock. As of June 30, 2021, our liabilities with respect to our payment obligations to Honeywell under the terms of the Series B Preferred Stock were approximately $585 million (representing the present value of all remaining amortization payments due under the outstanding Series B Preferred Stock, discounted at a rate of 7.25% per annum). The Company currently expects that the holders of the Series B Preferred Stock may have the right to require the Company to redeem the Series B Preferred Stock as soon as the fourth quarter of 2021. Our ability to generate sufficient cash flows from operations to make such scheduled payments to Honeywell, or payments in connection with the exercise of put or call rights, will depend on a range of economic, competitive and business factors, many of which are outside of our control. Weakness in economic conditions and our performance beyond our expectations would exacerbate these risks. Our inability to generate sufficient cash flows to satisfy our obligations under the terms of the Series B Preferred Stock would have a material adverse effect on our results of operations, financial condition and business.

Our substantial indebtedness and other obligations could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.

Our substantial consolidated indebtedness could have other important consequences, including but not limited to the following:

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;
•	we are more highly leveraged than many of our competitors, which may place us at a competitive disadvantage;
•	it may make us more vulnerable to downturns in our business or the economy;
•	a substantial portion of our cash flows from operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes;
•	it may restrict us from making strategic acquisitions, introducing new technologies, or exploiting business opportunities;
•	it may make it more difficult for us to satisfy our obligations with respect to our existing indebtedness and other obligations;
•	it may adversely affect terms under which suppliers provide material and services to us; and
•	it may limit our ability to borrow additional funds or dispose of assets.

There would be a material adverse effect on our results of operations, financial condition and business if we were unable to service our indebtedness or obtain additional financing, as needed.

Despite our substantial indebtedness, we may still be able to incur significant additional indebtedness. This could intensify the risks described above and below.

We may be able to incur substantial additional indebtedness in the future. Although the terms governing our indebtedness contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to numerous qualifications and exceptions, and the indebtedness we may incur in compliance with these restrictions could be substantial. Increasing our indebtedness could intensify the risks described above and below.

Our Credit Facilities and the terms of the Series A Preferred Stock contains operating and financial restrictions that may restrict our business and financing activities.

The terms governing our outstanding debt and our Series A Preferred Stock contain, and any future indebtedness we incur would likely contain, numerous restrictive covenants that impose significant operating and financial restrictions on our ability to, among other things:

•	incur or guarantee additional debt;
•	pay dividends on our Series A Preferred Stock, Common Stock and make other distributions to our stockholders;
•	create or incur certain liens;
•	make certain loans, acquisitions or investments;
•	engage in sales of assets and subsidiary stock;
•	enter into sale/leaseback transactions;
•	enter into transactions with affiliates; and
•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

A downgrade in our debt ratings could restrict our access to, and negatively impact the terms of, current or future financings or trade credit.

Standard & Poor’s Ratings Services and Moody’s Investors Service maintain credit ratings on us and certain of our debt. Any decision by these ratings agencies to downgrade the ratings of debt issued in connection with our emergence from bankruptcy or to put them on negative watch in the future could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by our suppliers of raw materials or other vendors.

Honeywell has the right to require the repayment of the Series B Preferred Stock in full in certain circumstances.

Under the terms of the Series B Preferred Stock, if (i) our Consolidated EBITDA (as defined in the Certificate of Designations for the Series B Preferred Stock) on a consolidated basis for the prior twelve months reaches $600 million for two consecutive quarters, (ii) a change of control occurs, (iii) we or our Board asserts in writing that any portion of the Series B Preferred Stock is invalid or unenforceable, (iv) our indebtedness outstanding under the Credit Facilities is accelerated (and such acceleration is not rescinded), or (v) we or any of our material subsidiaries file for bankruptcy or similar creditor protection then, in each case, Honeywell has the right to cause us to repurchase, or in the case of clauses (ii), (iii), (iv), and (v) we will be required to repurchase, all of the remaining Series B Preferred Stock, at an amount equal to the present value of all remaining amortization payments due under the outstanding Series B Preferred Stock, discounted at a rate of 7.25% per annum. The Company currently expects that the holders of the Series B Preferred Stock may have the right to require the Company to redeem the Series B Preferred Stock as soon as the fourth quarter of 2021. Any such required repurchase could have a material adverse effect on our financial condition or available liquidity.

Our ability to carry out our business plan, to fund and conduct our business, service our debt and pay dividends (if any) depends on cash flows generated by our subsidiaries.

As a holding company, our principal source of revenue and cash flow is distributions from our subsidiaries. Therefore, our ability to carry out our business plan, to fund and conduct our business, service our debt and pay dividends (if any) in the future will depend on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they may be wholly owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends or otherwise. The ability of our subsidiaries to distribute cash to us may also be subject to, among other things, future restrictions that are contained in our subsidiaries’ agreements (as entered into from time to time), availability of sufficient funds in such subsidiaries and applicable laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to fund and conduct our business, service our debt and pay dividends (if any).

If securities analysts do not publish research or reports about our business or if they downgrade or provide negative outlook on our stock or our sector, our stock price and trading volume could decline.

The trading markets for our shares of Common Stock and Series A Preferred Stock (together, the “Voting Securities”) rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade or provide negative outlook on Voting Securities or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our Voting Securities could decline. If one or more of these analysts cease coverage of our business or fail to publish reports on us regularly, we could lose visibility in the market, which in turn could cause the price or trading volume of our Voting Securities to decline.

Ownership positions of certain of our stockholders may lead to conflicts of interest and could negatively impact the price of our securities.

As of April 30, 2021, Centerbridge beneficially owned Voting Securities representing 23.0% of the total voting power of the Company’s outstanding Voting Securities and Oaktree beneficially owned Voting Securities representing 23.2% of the total voting power of the Company’s outstanding Voting Securities, which in total represented 46.2% of the total voting power of the Company’s outstanding Voting Securities. As a result, these two stockholders in and of themselves have the ability to influence significantly all matters requiring approval by our stockholders. These two stockholders may have interests that differ from other stockholders, and they may each vote in a way with which other stockholders disagree and either or both may be adverse in the future to the interests of other stockholders. The concentration of ownership of our Voting Securities may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their Voting Securities as part of a sale of our Company, and consequently may affect the market price of our Voting Securities. This concentration of ownership of our Voting Securities may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.

Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may be unable to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to holders of Common Stock or Series A Preferred Stock to make claims on our assets, and the terms of any additional debt could restrict our operations, including our ability to pay dividends on our Common Stock or Series A Preferred Stock. If we issue additional equity securities, existing holders of our Securities may experience dilution.

Our Certificate of Incorporation (as defined below) permits our Board of Directors to issue additional shares of preferred stock which could have rights and preferences senior to those of our Common Stock or (subject to the consent of holders of a majority of the outstanding shares of Series A Preferred Stock and holders of the Series B Preferred Stock) the Series A Preferred Stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our security holders bear the risk of our future securities offerings reducing the market price of our securities, diluting their interest or being subject to rights and preferences senior to their own.

We expect to make significant grants under our equity incentive program.

We have reserved 31,280,476 shares of our Common Stock for issuance pursuant to awards under the Garrett Motion Inc. 2021 Long-Term Incentive Plan adopted by the Board on May 25, 2021 (the “MIP”). We expect to make significant grants of Common Stock or options to purchase shares of Common Stock to our employees, officers or directors under the MIP, and have already granted equity-based awards with an aggregate value of $26 million with respect to 2,992,199 shares of Common Stock (assuming target performance for performance-based awards) to our employees, including significant awards that were granted to our executive officers shortly following emergence from Chapter 11. To the extent that shares of Common Stock are granted, or options to purchase Common Stock are granted, exercised and converted, existing holders of our equity securities may experience dilution. Any such issuances of Common Stock pursuant to the MIP will not require stockholder approval.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our Second Amended and Restated Certificate of Incorporation, as amended (our “Certificate of Incorporation”) and our Second Amended and Restated Bylaws, as amended (our “Bylaws”), may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the Voting Securities held by our stockholders. These provisions provide for, among other things:

•	the ability of our Board to issue, and determine the rights, powers and preferences of, one or more series of preferred stock;
•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; and
•	certain limitations on convening special stockholder meetings.

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. Moreover, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding Voting Securities from merging or combining with us for a three-year period beginning on the date of the transaction in which the person acquired in excess of 15% of our outstanding voting securities, unless the merger or combination is approved in a prescribed manner. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our Company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Securities. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. The acquisition of shares of Series A Preferred Stock pursuant to the Plan by the Centerbridge Investors and the Oaktree Investors was approved by our Board for purposes of Section 203 of the Delaware General Corporation Law.

Risks Related to Our Series A Preferred Stock

There is no public market for the Series A Preferred Stock.

There is no established public trading market for the Series A Preferred Stock, and there can be no guarantee that any such market will develop in the future. In addition, we are not required to list the Series A Preferred Stock on any national securities exchange. To the extent that the Series A Preferred Stock is not listed on any national securities exchange, the lack of such listing may impair the ability of holders of the Series A Preferred Stock to sell their shares at the time they wish to sell them or at a price that they consider reasonable without first converting the Series A Preferred Stock into Common Stock or at all. The lack of listing on a national securities exchange may also reduce the fair market value of the shares of the Series A Preferred Stock. Furthermore, without a listing on a national securities exchange, because of the potentially limited market and low volume of trading in the Series A Preferred Stock, the price of the Series A Preferred Stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets’ perception of our business, and announcements made by us, our competitors, or parties with whom we have business relationships.

The trading price of our Series A Preferred Stock may decline for many reasons, including as a result of sales by initial holders pursuant to their registration rights, or the perception that such sales may occur.

The trading price of our Series A Preferred Stock may decline for many reasons, some of which are beyond our control. In the event of a drop in the market price of our Series A Preferred Stock, you could lose a substantial part or all of your investment in our Series A Preferred Stock. In connection with our emergence from bankruptcy, on April 30, 2021, we entered into a registration rights agreement (the “Registration Rights Agreement”) with the holders of our Common Stock and Series A Preferred Stock named therein to provide for resale registration rights for the holders’ Registrable Securities (as defined in the Registration Rights Agreement). Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement on Form S-1 (Registration No. 333-256659), registering (i) 243,265,707 shares of our Series A Preferred Stock, (ii) 52,471,709 shares of our Common Stock and (iii) 243,265,707 shares of our Common Stock issuable upon conversion of our Series A Preferred Stock (the “Resale Registration Statement), in each case initially issued to the selling security holders in connection with our emergence from bankruptcy on April 30, 2021. The Resale Registration Statement was declared effective by the SEC on June 11, 2021, which may result in the resale of a substantial number of shares of our Common Stock or Series A Preferred Stock by the relevant selling security holders.

Numerous factors, including those described or referred to in this “Risk Factors” section, in the “Part I. Item 1A-Risk Factors” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and the “Part II. Item 1A-Risk Factors” section contained in our subsequent Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as well as the following, among others, could affect the prices of our Series A Preferred Stock:

•	our results of operations and financial condition;
•	the public reaction to our press releases, our other public announcements and our filings with the SEC;
•

changes in expectations as to our future results of operations and prospects, including financial estimates and projections by securities analysts and investors or failure to meet analysts’ performance expectations;

•	results of operations that vary from those expected by securities analysts and investors;
•	strategic actions by our competitors;
•	strategic decisions by us, our customers or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	changes in applicable laws and regulations;
•	changes in accounting principles;
•	future sales of our Series A Preferred Stock, or the perception that such sales could occur, by us, the selling security holders, significant security holders or our directors or executive officers;
•	additions or departures of key members of management;
•	any increased indebtedness we may incur in the future;
•	changes in general and industry-specific market and economic conditions, including fluctuations in commodity prices;
•	the development and sustainability of an active trading market for our Series A Preferred Stock;
•	volatile and unpredictable developments, including man-made, weather-related and other natural disasters, catastrophes or terrorist attacks in the geographic regions in which we operate; and
•	pandemics, epidemics, outbreaks, or other public health events, such as the COVID-19 pandemic; and
•	increased competition, or the performance, or the perceived or anticipated performance, of our competitors.

Our Series A Preferred Stock is subordinated to our indebtedness upon liquidation.

In the event of our liquidation, dissolution or winding up, our Series A Preferred Stock would rank below all debt and other general unsecured claims against us. As a result, holders of our Series A Preferred Stock will not be entitled to receive any payment or other distribution of assets upon our liquidation, dissolution or winding up until after all of our obligations to debt holders have been satisfied.

Preference dividends may only be paid when, as and if declared by disinterested directors out of funds legally available.

Holders of the Series A Preferred Stock are only entitled to receive preference dividends on the Series A Preferred Stock when, as and if declared by a committee of disinterested directors out of funds legally available thereof. Any declaration and payment of preference dividends on the Series A Preferred Stock in the future will depend on our earnings and financial condition, our liquidity and capital requirements, the general economic climate, the terms of our equity securities, contractual restrictions, our ability to service any debt obligations senior to our Series A Preferred Stock and other factors deemed relevant by such committee of disinterested directors. There is no guarantee that preference dividends will be paid regularly or at all. Garrett did not pay cash dividends on the Series A Preferred Stock on July 1, 2021. As a result, as of July 1, 2021, there were $24 million of unpaid cumulative preference dividends on the shares of Series A Preferred Stock outstanding as of that date.

For more information on restrictions on our ability to declare or pay preference dividends on the Series A Preferred Stock, see “—The terms of the Credit Facilities restrict our ability to make dividend payments on the Series A Preferred Stock until December 31, 2022.”

Preference dividends may not be paid if we do not generate sufficient Consolidated EBITDA.

Notwithstanding any other terms of the Series A Preferred Stock, holders of the Series A Preferred Stock are not entitled to receive a preference dividend during any period when the Consolidated EBITDA (as defined in the Certificate of Designations for the Series A Preferred Stock) for the most recent four fiscal quarters for which financial statements of the Company are available is less than $425 million. Dividends on the Series A Preferred Stock will accumulate whether or not declared. The inability, or anticipated inability of holders of the Series A Preferred Stock to receive preference dividends may adversely affect the market price of our Series A Preferred Stock.

The terms of the Credit Facilities restrict our ability to make dividend payments on the Series A Preferred Stock until December 31, 2022.

The terms of the Credit Facilities include restrictions on our ability to make dividend payments or distributions on, or redeem or otherwise acquire, our outstanding equity interests, including the Series A Preferred Stock and Common Stock, in each case subject to certain exceptions and carve-outs. During the fiscal years ending December 31, 2021 and December 31, 2022, we may not make such payments or redemptions in cash solely with respect to the Series A Preferred Stock unless a ratable payment (on an as-converted basis) is made to holders of the Common Stock and such payments would otherwise be permitted under the terms of the Credit Facilities. On July 21, 2021, the terms of the Certificate of Designations of the Series A Preferred Stock were amended to allow the payment of a ratable dividend on the Series A Preferred Stock and the Common Stock prior to December 31, 2022 so long as the full board of directors of the Company ratifies the Disinterested Directors’ Committee’s declaration of any such dividend or distribution.

Accrued and unpaid preference dividends may be paid in Common Stock in the event of a voluntary or automatic conversion, and there may not be a market for such Common Stock.

In the event of a voluntary or automatic conversion of the Series A Preferred Stock into Common Stock pursuant to the terms thereof, the Company will have the option to pay any accrued and unpaid preference dividends on the Series A Preferred Stock in Common Stock, converted at the lesser of (i) the 30-day volume weighted average price per share of the Common Stock of the Company at the time of such conversion; or (ii) the fair market value per share of the Common Stock of the Company at the time of such conversion as determined by the Board. There may not be a market for any shares of Common Stock that may be issued by the Company as payment for accrued and unpaid preference dividends on the Series A Preferred Stock. Voluntary or automatic conversions will result in significant, material dilution to holders of Common Stock.

The Series A Preferred Stock will automatically convert into Common Stock in certain circumstances.

All outstanding Series A Preferred Stock will convert into Common Stock of the Company automatically (i) at any time upon the adoption of a resolution of a majority of holders of Series A Preferred Stock to convert the outstanding shares of Series A Preferred Stock into Common Stock or (ii) on the first date on or after April 30, 2023, on which (A) the aggregate stated amount of all outstanding shares of Series B Preferred Stock is an amount less than or equal to $125 million; (B) the Common Stock of the Company has a 75-day volume-weighted average price per share that is greater than or equal to 150% of the conversion price (which is initially equal to $5.25 per share of Common Stock, subject to any adjustments pursuant to the terms of the Series A Preferred Stock); and (C) the Company’s Consolidated EBITDA for the last twelve months ended as of the last day of each of the two most recent fiscal quarters is greater than or equal to $600 million. Such issuances of Common Stock upon conversion of the Series A Preferred Stock may depress the price of the Common Stock and, as a consequence, cause a decrease in the price of the Series A Preferred Stock. Furthermore, holders whose shares of Series A Preferred Stock are converted into Common Stock will no longer enjoy priority over other holders of Common Stock in the event of the liquidation, dissolution or winding up of the Company. Any automatic conversions will result in significant, material dilution to holders of Common Stock.

The Series A Preferred Stock is redeemable at our option in certain circumstances.

We may, at our option, redeem all but not less than all of the outstanding shares of Series A Preferred Stock (i) at any time following the date which is six (6) years after the Effective Date or (ii) in connection with the consummation of a Change of Control (as defined in the Series A Certificate of Designations), for a cash purchase price equal to $5.25 plus accrued and unpaid preference dividends on the Series A Preferred Stock (whether or not authorized or declared) as of any such redemption date, provided that we have sufficient funds legally available to fully pay the redemption price in respect of all shares of Series A Preferred Stock called for redemption. In the event we exercise our option to redeem the Series A Preferred Stock, you may be unable to reinvest your proceeds from such redemption in an investment with a return that is as high as the return on your shares of Series A Preferred Stock would have been if they had not been redeemed.

Certain holders of our Series A Preferred Stock may be restricted in their ability to transfer or sell their shares.

The Series A Preferred Stock was issued under the Plan to initial holders in reliance on the exemption from registration under Section 1145(a)(1) of the Bankruptcy Code or, in certain cases, in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act. Shares of Series A Preferred Stock issued pursuant to Section 1145(a)(1) of the Bankruptcy Code are not “restricted securities” as defined in Rule 144(a)(3) under the Securities Act and may be freely resold and transferred by the initial holders thereof without registration, provided that such initial holder (i) is not an “affiliate” of the Company as defined in Rule 144(a)(1) under the Securities Act, (ii) has not been such an “affiliate” within 90 days of such transfer and (iii) is not an entity that is an “underwriter” as defined in Section 1145(b) of the Bankruptcy Code. Any such persons would only be permitted to transfer or sell such securities without registration pursuant to an exemption from the registration requirements of the Securities Act and other applicable securities laws. In addition, shares of Series A Preferred Stock issued to initial holders pursuant to Section 4(a)(2) of the Securities Act are “restricted securities” as defined in Rule 144(a)(3), and are only transferable if registered under the Securities Act or if transferred pursuant to an exemption from the registration requirements of the Securities Act and other applicable securities laws.

Risks Related to Our Common Stock

The trading price of our Common Stock may decline, including as a result of sales by initial holders pursuant to their registration rights, or the perception that such sales may occur.

The trading price of our Common Stock may decline for many reasons, some of which are beyond our control. In the event of a drop in the market price of our Common Stock, you could lose a substantial part or all of your investment in our Common Stock.

Numerous factors, including those described or referred to in this “Risk Factors” section, in the “Part I. Item 1A-Risk Factors” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and the “Part II. Item 1A-Risk Factors” section contained in our subsequent Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as well as the following, among others, could affect the prices of our Common Stock:

•	our results of operations and financial condition;
•	the public reaction to our press releases, our other public announcements and our filings with the SEC;
•

changes in expectations as to our future results of operations and prospects, including financial estimates and projections by securities analysts and investors or failure to meet analysts’ performance expectations;

•	strategic actions by our competitors;
•	strategic decisions by us, our customers or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•	changes in applicable laws and regulations;
•	changes in accounting principles;
•	future sales of our securities, or the perception that such sales could occur, by us, the selling security holders, significant security holders or our directors or executive officers;
•	additions or departures of key members of management;
•	any increased indebtedness we may incur in the future;
•	changes in general and industry-specific market and economic conditions, including fluctuations in commodity prices;
•	volatile and unpredictable developments, including man-made, weather-related and other natural disasters, catastrophes or terrorist attacks in the geographic regions in which we operate; and
•	pandemics, epidemics, outbreaks, or other public health events, such as the COVID-19 pandemic; and
•	increased competition, or the performance, or the perceived or anticipated performance, of our competitors.

Our Common Stock is subordinated to our Series A Preferred Stock and to our indebtedness upon liquidation.

In the event of our liquidation, dissolution or winding up, our Common Stock would rank below the Series A Preferred Stock, the Series B Preferred Stock and all debt and other unsecured claims against us. As a result, holders of our Common Stock will not be entitled to receive any payment or other distribution of assets upon our liquidation, dissolution or winding up until after all of our obligations to holders of our Series A Preferred Stock, Series B Preferred Stock and debt and other unsecured claims have been satisfied.

Series A Preferred Stock votes with Common Stock on an as converted basis.

Holders of the Series A Preferred Stock have to right to vote together as a single class with holders of the Common Stock on an as converted basis on all matters presented for a vote of the holders of Common Stock. Immediately following the Effective Date, holders of the Series A Preferred Stock held approximately 79.2% of the total voting power of the Company. The holders of the Series A Preferred Stock may have interests in matters brought before the stockholders that are different than the interests of holders of our Common Stock. While the holders of the Series A Preferred Stock may not act as a group, in the instances where their interests are aligned, their ability to cast votes on an as converted basis may affect the outcome of any stockholder votes on such matters and may adversely affect the market price of the Common Stock.

The Series A Preferred Stock is entitled to both preference dividends and participating dividends and no dividends may be paid on Common Stock so long as there are any accrued and unpaid dividends on the Series A Preferred Stock.

The terms of the Series A Preferred Stock place significant limitations on our ability to pay dividends on or repurchase shares of Common Stock, and payments made on the Series A Preferred Stock are expected to significantly reduce or eliminate any cash that we might otherwise have available for the payment of dividends on or the repurchase of shares of the Common Stock. In particular, no dividends may be paid on the Common Stock so long as there are any accrued and unpaid preference dividends with respect to the Series A Preferred Stock. In addition, holders of Series A Preferred Stock are entitled to such dividends or distributions paid to holders of Common Stock to same extent as if such holders of Series A Preferred Stock had converted the Series A Preferred Stock into Common Stock. As a result, the success of an investment in the Common Stock may depend entirely upon any future appreciation in the value of the Common Stock without the benefit of share repurchases by the Company. There is no guarantee that the Common Stock will appreciate in value or even maintain its initial value.

Because we currently have no plans to pay cash dividends on our Common Stock, you may not receive any return on investment unless you sell your Common Stock for a price greater than that which you paid for it.

We currently do not expect to pay any cash dividends on our Common Stock. Any future determination to pay cash dividends or other distributions on our Common Stock will be at the discretion of the Board and will be dependent on our earnings, financial condition, operation results, capital requirements, and contractual, regulatory and other restrictions, including restrictions contained in the Credit Facilities, the terms of the Series A Preferred Stock and Series B Preferred Stock or agreements governing any existing and future outstanding indebtedness we or our subsidiaries may incur, on the payment of dividends by us or by our subsidiaries to us, and other factors that our Board deems relevant. As a result, you may not receive any return on an investment in our Common Stock unless you sell our Common Stock for a price greater than that which you paid for it.

The Series A Preferred Stock (including accrued and unpaid dividends) may convert into our Common Stock in certain circumstances and holders of our Common Stock will experience significant dilution.

Holders of the Series A Preferred Stock have the right to convert their shares of Series A Preferred Stock into Common Stock, initially based on a conversion price of $5.25 per share of Common Stock and the initial liquidation preference of the Series A Preferred Stock, subject to customary conversion procedures and anti-dilution protections. In addition, the Series A Preferred Stock may be automatically converted in the circumstances described under “Risks Related to Our Series A Preferred Stock—The Series A Preferred Stock may automatically convert into Common Stock in certain circumstances” above. The ownership percentage represented by any shares of Common Stock held by stockholders will be subject to significant dilution in connection with any voluntary or mandatory conversion of any shares of Series A Preferred Stock into Common Stock, and any such conversion or anticipated conversion of the Series A Preferred Stock into Common stock could depress the market price of our Common Stock.

Future sales or other issuances of Common Stock or other equity securities will dilute existing holders of Common Stock and adversely affect the price of our Common Stock.

We may sell additional shares of Common Stock or other equity securities in subsequent public or private offerings. We may also issue additional shares of Common Stock or convertible securities. As of June 30, 2021, we had 65,050,367 outstanding shares of Common Stock and 247,768,962 outstanding shares of Series A Preferred Stock, including 52,471,709 shares of Common Stock and 243,265,707 shares of Series A Preferred Stock that are currently outstanding and being offered by the selling security holders pursuant to the Resale Registration Statement, which may be resold in the public market.

We cannot predict the size of future issuances of our Common Stock or securities convertible into Common Stock or the effect, if any, that future issuances and sales of shares of our Common Stock or Series A Preferred Stock will have on the market price of our Common Stock. Sales of substantial amounts of our Common Stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our Common Stock.

There is an increased potential for short sales of our Common Stock due to the sale of Common Stock issued upon conversion of the Series A Preferred Stock.

Downward pressure on the market price of our Common Stock that likely will result from sales of our Series A Preferred Stock (including as a result of sales by initial holders pursuant to registration rights granted under the Registration Rights Agreement) or from sales of our Common Stock issued in connection with the conversion of Series A Preferred Stock could encourage short sales of our Common Stock by market participants. Generally, short selling means selling a security, contract or commodity not owned by the seller. The seller is committed to eventually purchase the financial instrument previously sold. Short sales are used to capitalize on an expected decline in the security’s price. Such sales of our Common Stock could have a tendency to depress the price of the stock, which could increase the potential for short sales.

We may not be able to maintain a listing of our Common Stock on Nasdaq or any other national securities exchange.

We must meet certain financial and liquidity criteria in order to maintain a listing of our Common Stock on Nasdaq. If we violate Nasdaq listing requirements, our Common Stock may be delisted. If we fail to meet any of Nasdaq’s listing standards, our Common Stock may be delisted. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our Common Stock may materially impair our shareholders’ ability to buy and sell our Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock. The delisting of our Common Stock could significantly impair our ability to raise capital and have a material adverse effect on the value of your investment.

Certain holders of our Common Stock may be restricted in their ability to transfer or sell their securities.

The Common Stock was issued under the Plan to stockholders in reliance on the exemption from registration under Section 1145(a)(1) of the Bankruptcy Code. These shares of Common Stock are not “restricted securities” as defined in Rule 144(a)(3) under the Securities Act and may be freely resold and transferred by the initial holders thereof without registration, provided that such initial holder (i) is not an “affiliate” of the Company as defined in Rule 144(a)(1) under the Securities Act, (ii) has not been such an “affiliate” within 90 days of such transfer and (iii) is not an entity that is an “underwriter” as defined in Section 1145(b) of the Bankruptcy Code. Any such persons would only be permitted to transfer or sell such securities without registration pursuant to an exemption from the registration requirements of the Securities Act and other applicable securities laws. In addition, any Common Stock issued upon a conversion of shares of Series A Preferred Stock that were “restricted securities” when originally issued under the Plan will also be “restricted securities” as defined in Rule 144(a)(3), and will only be transferable if registered under the Securities Act or if transferred pursuant to an exemption from the registration requirements of the Securities Act and other applicable securities laws.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the Company’s emergence from bankruptcy and pursuant to the Plan, all existing shares of the Company’s Old Common Stock were cancelled on the Effective Date, and the Company initially issued (i) 65,050,367 shares of the Company’s new Common Stock to holders of the Company’s Old Common Stock as of March 15, 2021, (ii) 247,768,962 shares of Series A Preferred Stock to the Centerbridge Investors, the Oaktree Investors and certain other investors and parties, including in connection with committed direct equity investments in the amount of $668.8 million in cash and the consummation of a rights offering for $632 million backstopped on a fully committed basis and (iii) 834,800,000 shares of Series B Preferred Stock to Honeywell, in consideration for a global settlement of its outstanding claims against the Company.

The shares of Common Stock issued pursuant to the Plan were issued in reliance upon the exemption from the registration requirements of the Securities Act, provided by section 1145 of the Bankruptcy Code, or, only to the extent such exemption under section 1145 of the Bankruptcy Code is not available, Section 4(a)(2) of the Securities Act and the safe harbor contained in Regulation D thereunder.

The shares of Series A Preferred Stock issued pursuant to the Plan were issued in reliance upon the exemption from the registration requirements of the Securities Act, provided by section 1145 of the Bankruptcy Code, or, only to the extent such exemption under section 1145 of the Bankruptcy Code is not available, Section 4(a)(2) of the Securities Act and the safe harbor contained in Regulation D thereunder.  Shares of Series A Preferred Stock are also convertible into Common Stock at any time at the option of the holder, effective on January 1, April 1, July 1 and October 1 in each year, or on the third business day prior to the date of redemption of the outstanding shares of the Series A Preferred Stock as described in the following sentence. The Company may, at its election, redeem all but not less than all of the outstanding shares of Series A Preferred Stock (i) at any time following the date which is six years after the Effective Date or (ii) in connection with the consummation of a Change of Control (as defined in the Series A Certificate of Designations), in either case for a cash purchase price equal to $5.25 per share plus cumulative unpaid preference dividends (whether or not authorized or declared) as of the redemption date.

The shares of Series B Preferred Stock issued pursuant to the Plan were issued in reliance upon the exemption from the registration requirements of the Securities Act, provided by section 1145 of the Bankruptcy Code, or, only to the extent such exemption under section 1145 of the Bankruptcy Code is not available, Section 4(a)(2) of the Securities Act and the safe harbor contained in Regulation D thereunder.

The table below sets forth the information with respect to purchases of our Common Stock made by or on behalf of us during the three months ended June 30, 2021:

	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs Value		(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2021	14,536,429	(1)	$5.50	14,536,429	(1)	—
May 1 - 31, 2021	—		—	—		—
June 1 - 30, 2021	—		—	—		—
Total	14,536,429		$5.50	14,536,429		—

(1) Number of shares or units purchased and number of shares or units purchased under publicly announced plans or programs include:

•

Cash-Out election – As part of the Plan, 11,032,225 million common shares as the Company issued 65,035,801 million shares of its new Common Stock to holders of its existing Common Stock who had not made the Cash-Out Election

•	RSU – As of the Effective Date, 1,205,650 RSU awards were settled for consideration of $6.25 per share, for a total cash settlement of $7.5 million.
•	PSU – as of the Effective Date, 228,765 PSU awards were settled for consideration of $6.25 per share, for a total cash settlement of $1.4 million.
•	CPSU – as of the Effective Date, 2,069,897 CPSU awards were settled for consideration $1.00 per unit, for a total cash settlement of $2 million.

See Note 2, Plan of Reorganization and Note 20, Stock-Based Compensation for more discussion of these purchases.

On June 11, 2021, our Registration Statement on Form S-1 was declared effective by the SEC. As the registration relates only to the offer and resale of our securities by certain holders, Garrett will not receive any proceeds of the offering.

Item 3. Defaults Upon Senior Securities.

Except as otherwise disclosed in this Quarterly Report on Form 10-Q or reported previously in a Current Report on Form 8-K by the Company, none.

Holders of the Series A Preferred Stock will be entitled to receive, when, as and if declared by a committee of disinterested directors of the Board (which committee initially consisted of Daniel Ninivaggi, Julia Steyn, Robert Shanks and D’aun Norman) out of funds legally available for such dividend, cumulative cash dividends at an annual rate of 11% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share, accumulating on a daily basis and payable quarterly on January 1, April 1, July 1 and October 1, respectively, in each year. No cash dividend was declared in respect of the period ended July 1, 2021. As a result, as of July 1, 2021, there were $24 million of unpaid cumulative preference dividends on the shares of Series A Preferred Stock outstanding as of that date.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Amended Debtors’ Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated April 26, 2021	8-K	001-38636	2.1	4/27/2021
3.1	Second Amended and Restated Certificate of Incorporation of Garrett Motion Inc., dated April 30, 2021	8-K	001-38636	3.1	4/30/2021
3.2	Certificate of Designations of the Company’s Series A Preferred Stock	8-K	001-38636	3.2	4/30/2021
3.3	Certificate of Amendment of Certificate of Designations of Series A Cumulative Convertible Preferred Stock of Garrett Motion Inc., filed with the Delaware Secretary of State on July 21, 2021	8-K	001-38636	3.3	7/21/2021
3.4	Certificate of Designations of the Company’s Series B Preferred Stock	8-K	001-38636	3.4	4/30/2021
3.45	Second Amended and Restated Bylaws of Garrett Motion Inc., dated April 30, 2021	8-K	001-38636	3.4	4/30/2021
10.1	Credit Agreement, dated April 30, 2021, among Garrett Motion Inc., Garrett LX I S.à r.l., Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-38636	10.1	4/30/2021
10.2	Series A Investor Rights Agreement, dated as of April 30, 2021, among Garrett Motion Inc. and the investors named therein	8-K	001-38636	10.2	4/30/2021
10.3	Registration Rights Agreement, dated as of April 30, 2021, among Garrett Motion Inc. and the holders party thereto	8-K	001-38636	10.3	4/30/2021
10.4	Second Amended and Restated Plan Support Agreement, dated as of March 9, 2021, by and among the Debtors, Centerbridge Partners, L.P., Oaktree Capital Management, L.P., Honeywell International Inc. and the additional parties named therein	8-K	001-38636	10.1	3/10/2021
10.5	Replacement Backstop Commitment Agreement, dated as of March 9, 2021, by and among Garrett Motion Inc. and the backstop parties party thereto	8-K	001-38636	10.2	3/10/2021
10.6	Garrett Motion Inc. 2021 Long-Term Incentive Plan	8-K	001-38636	10.1	5/28/2021
10.7	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement	8-K	001-38636	10.2	5/28/2021
10.8	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement 2021 Performance-Based (Stock Price)	8-K	001-38636	10.3	5/28/2021
10.9	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement 2021 Performance-Based (EBITDA)	8-K	001-38636	10.4	5/28/2021
10.10	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Non-Employee Director Restricted Stock Unit Award Agreement	8-K	001-38636	10.5	5/28/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
99.1	Order of the Bankruptcy Court, dated April 26, 2021, confirming the Amended Debtors’ Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code	8-K	001-38636	2.1	4/27/2021
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: July 29, 2021	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: July 29, 2021	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer