Form 10-Q
period 2021-09-30
Garrett Motion Inc.
filed 2021-10-28
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File Number: 001-38636
________________________________________________
Garrett Motion Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________________________

Delaware	82-4873189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

La Pièce 16, Rolle, Switzerland	1180
(Address of principal executive offices)	(Zip Code)
+41 21 695 30 00
(Registrant’s telephone number, including area code)
N/A
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GTX	The Nasdaq Stock Market LLC
Series A Cumulative Convertible Preferred Stock, par value $0.001 per share	GTXAP	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of October 21, 2021, the registrant had 65,062,806 shares of Common Stock, $0.001 par value per share, outstanding.

i

BASIS OF PRESENTATION
Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” in this Quarterly Report on Form 10-Q refer to Garrett Motion Inc. and its subsidiaries.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions, except per share amounts)
Net sales (Note 4)	$839	$804	$2,771	$2,026
Cost of goods sold	676	657	2,219	1,661
Gross profit	163	147	552	365
Selling, general and administrative expenses	60	98	166	202
Other expense, net (Note 6)	—	14	1	45
Interest expense	25	20	70	56
Non-operating (income) expense	(4)	1	(4)	(7)
Reorganization items, net (Note 2)	(9)	4	(130)	4
Income before taxes	91	10	449	65
Tax expense (Note 7)	28	(1)	82	11
Net income	63	11	367	54
Less: preferred dividend (Note 18)	(36)	—	(60)	—
Net income available to common shareholders	$27	$11	$307	$54

Earnings per common share
Basic	$0.42	$0.15	$4.34	$0.72
Diluted	$0.20	$0.14	$1.75	$0.71

Weighted average common shares outstanding
Basic	65,056,274	75,739,152	70,802,999	75,456,358
Diluted	312,844,469	75,943,994	209,664,275	76,123,548
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net income	$63	$11	$367	$54
Foreign exchange translation adjustment	(6)	(100)	37	(111)
Changes in fair value of effective cash flow hedges, net of tax (Note 17)	2	—	7	—
Changes in fair value of net investment hedges, net of tax	12	(6)	27	(8)
Total other comprehensive income (loss) , net of tax	8	(106)	71	(119)
Comprehensive income (loss)	$71	$(95)	$438	$(65)
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

	September 30, 2021	December 31, 2020
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$456	$592
Restricted cash	78	101
Accounts, notes and other receivables – net (Note 8)	741	841
Inventories – net (Note 10)	278	235
Other current assets	56	110
Total current assets	1,609	1,879
Investments and long-term receivables	31	30
Property, plant and equipment – net	472	505
Goodwill	193	193
Deferred income taxes	253	275
Other assets (Note 11)	159	135
Total assets	$2,717	$3,017
LIABILITIES
Current liabilities:
Accounts payable	$921	$1,019
Borrowings under revolving credit facility (Note 2)	—	370
Current maturities of long-term debt (Note 15)	5	—
Debtor-in-possession Term Loan (Note 2)	—	200
Mandatorily redeemable Series B Preferred Stock (Note 16)	248	—
Accrued liabilities (Note 12)	325	248
Total current liabilities	1,499	1,837
Long-term debt (Note 15)	1,195	1,082
Mandatorily redeemable Series B Preferred Stock – long-term (Note 16)	347	—
Deferred income taxes	23	2
Other liabilities (Note 13)	286	114
Total liabilities not subject to compromise	3,350	3,035
Liabilities subject to compromise (Note 2)	—	2,290
Total liabilities	$3,350	$5,325
COMMITMENTS AND CONTINGENCIES (Note 22)
EQUITY (DEFICIT)
Series A Preferred Stock, par value $0.001; 247,757,290 shares issued and outstanding as of September 30, 2021 (Note 18)	$—	$—
Common Stock, par value $0.001; 1,000,000,000 and 400,000,000 shares authorized, 65,062,181 and 76,229,578 issued and 65,062,181 and 75,813,634 outstanding as of September 30, 2021 and December 31, 2020, respectively (Note 18)	—	—
Additional paid–in capital	1,334	28
Retained deficit	(1,909)	(2,207)
Accumulated other comprehensive loss (Note 19)	(58)	(129)
Total deficit	(633)	(2,308)
Total liabilities and deficit	$2,717	$3,017
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
Cash flows from operating activities:
Net income	$367	$54
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	(423)	4
Deferred income taxes	10	(25)
Depreciation	70	60
Accretion and amortization of debt discount and deferred financing costs	23	5
Foreign exchange loss	7	(15)
Stock compensation expense	5	8
Pension expense	(1)	1
Other	(3)	9
Changes in assets and liabilities:
Accounts, notes and other receivables	48	(35)
Inventories	(59)	(26)
Other assets	40	(54)
Accounts payable	(161)	(126)
Accrued liabilities	(19)	(22)
Obligations payable to Honeywell	(375)	6
Other liabilities	25	20
Net cash used for operating activities	$(446)	$(136)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(74)	(79)
Other	1	—
Net cash used for investing activities	$(73)	$(79)
Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock	1,301	—
Proceeds from issuance of long-term debt, net of deferred financing costs	1,221	—
Proceeds from revolving credit facility	—	1,449
Payments of long-term debt	(1,513)	(2)
Payments of revolving credit facility	(370)	(1,100)
Payments of debtor-in-possession financing	(200)	—
Payments for Cash-Out election	(69)	—
Revolving facility financing costs	(8)	—
Debtor-in-possession financing fees	—	(4)
Other	—	(3)
Net cash provided by financing activities	$362	$340
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2)	3
Net (decrease) increase in cash, cash equivalents and restricted cash	(159)	128
Cash, cash equivalents and restricted cash at beginning of the period	693	187
Cash, cash equivalents and restricted cash at end of the period	$534	$315
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	47	27
Interest expense paid	67	40
Reorganization items paid	337	—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series B Preferred Stock	577	—
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Deficit
	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2019	—	—	75	—	$19	$(2,282)	$130	$(2,133)
Net income	—	—	—	—	—	52	—	52
Other comprehensive income, net of tax	—	—	—	—	—	—	39	39
Stock-based compensation	—	—	—	—	2	—	—	2
Tax withholding related to vesting of restricted stock units and other	—	—	—	—	(1)	—	—	(1)
Adoption impact of ASU 2016-13, Financial Instruments - Credit Losses	—	—	—	—	—	(5)	—	(5)
Balance at March 31, 2020	—	—	75	—	$20	$(2,235)	$169	$(2,046)
Net loss	—	—	—	—	—	(9)	—	(9)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(52)	(52)
Stock-based compensation	—	—	—	—	4	—	—	4
Balance at June 30, 2020	—	—	75	—	$24	$(2,244)	$117	$(2,103)
Net income	—	—	—	—	—	11	—	11
Other comprehensive loss, net of tax	—	—	—	—	—	—	(106)	(106)
Stock-based compensation	—	—	—	—	2	—	—	2
Balance at September 30, 2020	—	—	75	—	$26	$(2,233)	$11	$(2,196)

Balance at December 31, 2020	—	—	76	—	28	(2,207)	(129)	(2,308)
Net loss	—	—	—	—	—	(105)	—	(105)
Other comprehensive income, net of tax	—	—	—	—	—	—	111	111
Stock-based compensation	—	—	—	—	2	—	—	2
Balance at March 31, 2021	—	—	76	—	$30	$(2,312)	$(18)	$(2,300)
Net income	—	—	—	—	—	409	—	409
Cash-Out election	—	—	(11)	—	—	(69)	—	(69)
Issuance of Series A Preferred Stock	248	—	—	—	1,301	—	—	1,301
Other comprehensive loss, net of tax	—	—	—	—	—	—	(48)	(48)
Stock-based compensation	—	—	—	—	1	—	—	1
Balance at June 30, 2021	248	—	65	—	$1,332	$(1,972)	$(66)	$(706)
Net income	—	—	—	—	—	63	—	63
Other comprehensive income, net of tax	—	—	—	—	—	—	8	8
Stock-based compensation	—	—	—	—	2	—	—	2
Balance at September 30, 2021	248	—	65	—	$1,334	$(1,909)	$(58)	$(633)
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions, except per share amounts)
Note 1. Background and Basis of Presentation
Background
Garrett Motion Inc. (the “Company” or “Garrett”) designs, manufactures and sells highly engineered turbocharger and electric-boosting technologies for light and commercial vehicle original equipment manufacturers (“OEMs”) and the global vehicle independent aftermarket, as well as automotive software solutions. These OEMs in turn ship to consumers globally. We are a global technology leader with significant expertise in delivering products across gasoline, diesel, natural gas and electric (hybrid and fuel cell) power trains. These products are key enablers for fuel economy and emission standards compliance.
Voluntary Filing Under Chapter 11
On September 20, 2020 (the “Petition Date”), the Company and certain of its subsidiaries (collectively, the “Debtors”) each filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) were jointly administered under the caption “In re: Garrett Motion Inc., 20-12212.” On April 20, 2021, the Debtors filed the Revised Amended Plan of Reorganization (the “Plan”). On April 26, 2021, the Bankruptcy Court entered an order (the “Confirmation Order”) among other things, confirming the Plan. On April 30, 2021 (the “Effective Date”), the conditions to the effectiveness of the Plan were satisfied or waived and the Company emerged from bankruptcy. See Note 2, Plan of Reorganization, for further details.
Basis of Presentation
The accompanying Consolidated Interim Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All amounts presented are in millions, except per share amounts.
The accompanying Consolidated Interim Financial Statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern was contingent upon the Company’s ability to successfully implement a Plan of Reorganization in the Chapter 11 Cases, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities were subject to uncertainty. While the Company was operating as debtors-in-possession under the Bankruptcy Code, we have sold or otherwise disposed of or liquidated assets or settled liabilities, subject to the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in our Consolidated Interim Financial Statements. As a result of our improved liquidity (see Note 2, Plan of Reorganization; Note 15, Long-term Debt and Credit Agreements; Note 16, Mandatorily Redeemable Series B Preferred Stock; and Note 18, Equity), and removal of the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt no longer exists that we will be able to continue as a going concern.
Upon emergence from the Chapter 11 bankruptcy proceedings, the Company did not meet the requirements under Accounting Standards Codification (“ASC”) 852, Reorganizations (“ASC 852”) for fresh start accounting. Fresh start accounting is applicable if both of the following criteria are met:
i)The reorganization value of the assets of the emerging entity immediately before the date of confirmation of the Plan of Reorganization is less than the total of all post-petition liabilities and allowed claims; and
ii)The holders of existing voting shares immediately before confirmation of the Plan of Reorganization receive less than 50% of the voting shares of the emerging entity.
Based on the Company’s analysis, the Company was not required to apply fresh start accounting based on the provisions of ASC 852 since holders of the Company’s outstanding voting shares immediately before confirmation of the Plan received more than 50% of the Company’s outstanding voting shares upon emergence. Accordingly, a new reporting entity was not created for accounting purposes.

While the Company was a Debtor-in-possession, it applied ASC 852 in preparing Consolidated Interim Financial Statements. ASC 852 required the financial statements for periods subsequent to the Petition Date to distinguish transactions and events that were directly associated with the Company's reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses, and provisions for losses directly resulting from the reorganization and restructuring were reported separately as Reorganization items, net in the Consolidated Interim Statements of Operations. In addition, the balance sheet distinguished pre-petition liabilities subject to compromise from those pre-petition liabilities that were not subject to compromise and post-petition liabilities. Pre-petition liabilities that were not fully secured or those that had at least a possibility of not being repaid at the allowed claim amount were classified as liabilities subject to compromise on the Consolidated Balance Sheet at December 31, 2020.
The Consolidated Interim Financial Statements are unaudited; however, in the opinion of management, they contain all the adjustments (consisting of those of a normal recurring nature) considered necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The Consolidated Interim Financial Statements should be read in conjunction with the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 16, 2021 (our “2020 Form 10-K”). The results of operations for the three and nine months ended September 30, 2021 and cash flows for the nine months ended September 30, 2021 should not necessarily be taken as indicative of the entire year.
We report our quarterly financial information using a calendar convention: the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. For differences in actual closing dates that are material to year-over-year comparisons of quarterly or year-to-date results, such differences have been adjusted for the three months ended September 30, 2021. Our actual closing dates for the three months ended September 30, 2021 and 2020 were October 2, 2021 and September 26, 2020, respectively.
The preparation of the financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on assumptions that it believes to be reasonable under the circumstances, including considerations for the impact of the outbreak of the COVID-19 pandemic on the Company's business due to various global macroeconomic, operational and supply-chain risks as a result of COVID-19. Actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Note 2. Plan of Reorganization
Emergence from Chapter 11
As previously reported, on the Petition Date, the Debtors each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On April 20, 2021, the Debtors filed the Plan. On April 26, 2021, the Bankruptcy Court entered the Confirmation Order among other things, confirming the Plan. On the Effective Date, April 30, 2021, the conditions to the effectiveness of the Plan were satisfied or waived and the Company emerged from bankruptcy.
On the Effective Date, pursuant to the Plan:
•All shares of the Common Stock of the Company outstanding prior to the Effective Date (the “Old Common Stock”) were cancelled;
•The Company paid $69 million to holders of old Common Stock who had made the cash-out election under the Plan (the “Cash-Out Election”) in consideration of the cancellation of the Old Common Stock held by such holders;

•The Company issued 65,035,801 shares of its new Common Stock (the “Common Stock”), to holders of the Old Common Stock who had not made the Cash-Out Election under the Plan in consideration of the cancellation of the Old Common Stock held by such holders;
•The Company issued 247,768,962 shares of its new convertible series A preferred stock (the “Series A Preferred Stock”) to the parties to the Plan Support Agreement, the Backstop Commitment Agreement and participants in the rights offering by the Company for aggregate consideration of $1,301 million;
•The Company issued 834,800,000 shares of its new mandatorily redeemable series B preferred stock (the “Series B Preferred Stock”) to Honeywell International Inc. (“Honeywell”) in satisfaction and discharge of certain claims of Honeywell;
•The Company also paid $375 million to Honeywell in addition to the issuance of the Series B Preferred Stock in satisfaction and discharge of certain claims of Honeywell;
•The Company was authorized to grant up to 10% of the equity in the reorganized Company (on a fully-diluted basis) from time to time to the directors, officers and other employees of the reorganized Company, for awards under the Garrett Motion Inc. 2021 Long-Term Incentive Plan adopted by the board of directors (the “Board”) on May 25, 2021;
•The Company paid in full $101 million of interest and principal outstanding on, and terminated, that certain Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “Debtor-in-possession Term Loan”);
•The obligations of the Debtors under the Credit Agreement, dated as of September 27, 2018, by and among the Company, as holdings, Garrett LX III S.à r.l., as Lux Borrower, Garrett Borrowing LLC, as U.S. Co-Borrower, Garrett Motion Sàrl (f/k/a Honeywell Technologies Sàrl), as Swiss Borrower, the Lenders and Issuing Banks party thereto and the Pre-petition Credit Agreement Agent (as defined in the Plan), as Administrative Agent, as amended, restated, supplemented or otherwise modified from time to time in accordance with its terms (the “Pre-petition Credit Agreement”) were cancelled, the applicable agreements governing such obligations were terminated and holders of Allowed Pre-petition Credit Agreement Claims (as defined in the Plan) received payment in cash in an amount equal to such holder’s Allowed Pre-petition Credit Agreement Claim. With respect to the Pre-petition Credit Agreement:
◦The Company repaid its outstanding principal balance, accrued pre-petition and default interest of $307 million on its five-year term A loan facility (the “Old Term A Facility”);
◦The Company repaid its outstanding principal balance, accrued pre-petition and default interest of (i) $374 million with respect to the EUR tranche and (ii) $422 million with respect to the USD tranche, on its seven-year term B loan facility (the “Old Term B Facility”);
◦The Company repaid its outstanding principal balance and accrued interest of $374 million on its revolving credit facility (the “Old Revolving Facility”); and
◦The Company repaid its accrued pre-petition hedge obligations of $20 million;
•The obligations of the Debtors under that certain Indenture, dated as of September 27, 2018, among the Company, as Parent, Garrett LX I S.à r.l., as Issuer, Garrett Borrowing LLC, as Co-Issuer, the guarantors named therein, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, as Security Agent and Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent, as may be amended, supplemented or otherwise modified from time to time (the “Indenture”), were cancelled, the applicable agreements governing such obligations were terminated and holders of Allowed Pre-petition Credit Agreement

Claims (as defined in the Plan) received payment in cash in an amount equal to such holder’s Allowed Senior Subordinated Noteholder Claims (as defined in the Plan). With respect to the Indenture and the Allowed Senior Subordinated Noteholder Claims, the Company repaid its outstanding principal balance of €350 million, or $423 million, (the “Senior Notes”), accrued pre-petition interest of $10 million, post-petition interest of $13 million, and payment of $15 million in connection with the complaint in the Bankruptcy Court against the indenture trustee (the “Indenture Trustee”) of the 5.125% senior notes due 2026 (the “Senior Notes”) seeking declaratory judgment on two claims for relief that the Debtors did not owe, and the holders of the Senior Notes (the “Noteholders”) were not entitled to, any make-whole premium under the Indenture (the “Make-Whole” and such litigation, the “Make-Whole Litigation”);
•The Company and certain of its subsidiaries entered into secured debt facilities consisting of:
◦a seven-year secured first-lien U.S. Dollar term loan facility in the amount of $715 million (the “Dollar Facility”);
◦a seven-year secured first-lien Euro term loan facility in the amount of €450 million (the “Euro Facility,” and together with the Dollar Facility, the “Term Loan Facilities”); and
◦a five-year senior secured first-lien revolving credit facility in the amount of $300 million providing for multi-currency revolving loans, (the “Revolving Facility,” and together with the Term Loan Facilities, the “Credit Facilities”);
•The proceeds drawn under the Credit Facilities were reduced by deferred financing costs of $38 million, and deferred financing costs of $25 million on repaid historical debt were expensed; and
•The Company paid or will pay certain pre-petition claims, transaction fees, stock incentive payments and other expenses incurred in connection with the Plan.
See Note 16, Mandatorily Redeemable Series B Preferred Stock for further discussion of the Series B Preferred Stock. See Note 18, Equity for further discussion of the Common Stock and the Series A Preferred Stock. See Note 15, Long-term Debt and Credit Agreements for further discussion of the Credit Facilities.
Reorganization Items, Net
Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of the following for the three and nine months ended September 30, 2021:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
	(Dollars in millions)
Gain on settlement of Honeywell claims(1)	$—	$(502)
Advisor fees	(8)	172
Director's and officers insurance	—	39
Write off pre-petition debt issuance cost	—	25
Employee stock cash out	—	13
Expenses related to Senior Notes(2)	—	28
DIP Financing fees	—	1
Bid termination and expense reimbursement	—	79
Other	(1)	15
Total reorganization items, net	$(9)	$(130)

(1)The gain on settlement of Honeywell claims of $502 million is comprised of the pre-emergence Honeywell claims of $1,459 million, less the $375 million payment to Honeywell, less the Series B Preferred Stock issued to Honeywell, which was recorded at $577 million, less a currency translation adjustment of $5 million.
(2)Includes $15 million in connection with Make-Whole Litigation and $13 million related to post-petition interest.
There was $4 million recorded to Reorganization items, net in the Consolidated Interim Statement of Operations for the three and nine months ended September 30, 2020.
Exit Financing and Entry into Credit Facilities
On the Effective Date, in accordance with the Plan, the Company and certain of its subsidiaries entered into secured debt facilities consisting of:
•a seven-year secured first-lien U.S. Dollar term loan facility in the amount of $715 million;
•a seven-year secured first-lien Euro term loan facility in the amount of €450 million; and
•a five-year senior secured first-lien Revolving Facility in the amount of $300 million providing for multi-currency revolving loans.
The Company may use up to $125 million under the Revolving Facility for the issuance of letters of credit to the Swiss Borrower (as defined below) or any of its subsidiaries. Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this kind, which issuances will reduce availability under the Revolving Facility.
The proceeds of the Term Loan Facilities were used on the Effective Date (i) for the payment of fees and expenses payable in connection with entry into the Credit Agreement, the effectiveness of the Plan, the refinancing of the Company’s existing indebtedness and the preferred equity investments that were made on the Effective Date, (ii) to fund distributions in accordance with the Plan, (iii) to pay off the Company’s existing indebtedness, including under its pre-petition Credit Agreement, notes indenture and Debtor-in-possession Term Loan and (iv) for general corporate purposes. The Revolving Facility was undrawn on the Effective Date. Proceeds of the Revolving Facility are available to be used for working capital and other general corporate purposes, including acquisitions permitted under the Credit Agreement. Any letters of credit will be used for general corporate purposes.
The table below presents changes to our debt outstanding as a result of the Plan:

	December 31, 2020	Movement (1)	Less debt repaid	Exit financing (2)	September 30, 2021
	(Dollars in millions)
Secured Term Loan Facilities and accrued interest	$1,082	$21	$(1,103)	$—	$—
Borrowings under Old Revolving Facility	370	4	(374)	—	—
Senior Notes and accrued interest	429	32	(461)	—	—
Debtor-in-possession Term Loan	200	—	(200)	—	—
Term Loan Facilities	—	—	—	1,200	1,200
Total long-term debt	$2,081	$57	$(2,138)	$1,200	$1,200
(1)Amounts primarily are related to accrued interest, unamortized deferred financing cost as of December 31, 2020 and the impact of foreign exchange.
(2)Exit financing amounts as of the Effective Date of $1,221 million were adjusted to September 30, 2021 foreign exchange rate and reflect the amortization of deferred financing costs.

Financial Statement Classification of Liabilities Subject to Compromise
As a result of the Chapter 11 Cases, the payment of pre-petition liabilities is generally subject to compromise pursuant to a Plan of Reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are enjoined. Although payment of pre-petition claims generally was not permitted during the Chapter 11 Cases, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ business and assets. Among other things, the Bankruptcy Court authorized, but did not require, the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes, critical vendors and foreign vendors. The amounts classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, the determination of the secured status of certain claims, the determination as to the value of any collateral securing claims, proof of claims or other events. Prior to emergence, pre-petition liabilities that were subject to compromise were required to be reported at the amounts expected to be allowed. Therefore, liabilities subject to compromise in the table below reflected management’s estimates of amounts expected to be allowed by the Bankruptcy Court, based upon the status of negotiations with creditors. Upon emergence or shortly thereafter, amounts recorded as liabilities subject to compromise were either settled, as reflected in the table below or such amounts have been reinstated to current or non-current liabilities in the Condensed Consolidated Balance Sheet, based upon management’s judgment as to the timing for settlement of such claims.
The following table presents the movements in the liabilities subject to compromise as reported in the Consolidated Balance Sheet from December 31, 2020 to September 30, 2021:

	December 31, 2020	Change in estimated allowed claims	Cash payment	Issuance of Series B Preferred Stock	Reinstatements	Reorganization	OCI	September 30, 2021
	(Dollars in millions)
Obligations payable to Honeywell	$1,482	$(23)	$(375)	$(577)	$—	$(502)	$(5)	$—
Senior Notes	429	32	(461)	—	—	—	—	—
Pension, compensation, benefit and other employee-related	92	(10)	—	—	(82)	—	—	—
Uncertain tax positions and deferred taxes	69	(8)		—	(61)	—	—	—
Accounts payable	82	(50)	—	—	(32)	—	—	—
Advanced discounts from suppliers	33	(6)	—	—	(27)	—	—	—
Lease liabilities (Note 14)	19	(2)	—	—	(17)	—	—	—
Product warranties and performance guarantees	16	—	—	—	(16)	—	—	—
Freight Accrual	27	(27)	—	—	—	—	—	—
Other	41	(14)	—	—	(27)	—	—	—
Total liabilities subject to compromise	$2,290	$(108)	$(836)	$(577)	$(262)	$(502)	$(5)	$—
As discussed above, the Confirmation Order has been entered, the Company emerged from Chapter 11 bankruptcy on the Effective Date of April 30, 2021. The amounts in the table above represent the best estimate of our pre-petition liabilities prior to emergence on the Effective Date.

Note 3. Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in Note 3 to the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2020 included in our 2020 Form 10-K. There were no new accounting pronouncements adopted during the nine months ended September 30, 2021.
Related Party Transactions
We lease certain facilities and receive property maintenance services from Honeywell, which as of emergence from Chapter 11 is the owner of our Series B Preferred Stock and appoints a director to the Board of Directors ("the Board"). Lease and service agreements were made at commercial terms prevalent in the market at the time they were executed. Our payments under the agreements with Honeywell were $2 million and $6 million for the three and nine months ended September 30, 2021, respectively, and were included in Cost of goods sold in our Consolidated Interim Statements of Operations. Related to the agreements with Honeywell, our Consolidated Interim Balance Sheets includes liabilities of $16 million as of September 30, 2021. Liability balances are primarily related to lease contracts of $13 million as of September 30, 2021.
During the three and nine months ended September 30, 2021, certain of our related parties participated in our Plan as follows, as more fully discussed in Note 2, Plan of Reorganization and Note 18, Equity:
•The company paid $74 million in connection with the following:
◦We reimbursed Centerbridge Partners, L.P. (together with its affiliated funds, “Centerbridge”) and Oaktree Capital Management, L.P. (together with its affiliated funds, “Oaktree”), who are significant shareholders, and Honeywell for professional fees and expenses related to their support of our emergence from Chapter 11 bankruptcy;
•We reimbursed Centerbridge and Oaktree for their participation in the Equity Backstop; and
•Centerbridge and Oaktree were parties to our Registration Rights Agreement (see definition in Note 18, Equity) for the registration of our Series A Preferred Stock and our Series A Investor Rights Agreement.
Series A Preferred Stock
Our Series A Preferred Stock is not a mandatorily redeemable financial instrument and is classified as permanent equity in our Consolidated Interim Balance Sheets. The Series A Preferred stock contains a conversion feature which is not required to be bifurcated, is not a derivative, and does not contain a beneficial conversion feature. It is not a participating security with the Company’s Common Stock. See Note 2, Plan of Reorganization and Note 18, Equity, of the Consolidated Interim Financial Statements for further details.
Series B Preferred Stock
Our Series B Preferred Stock is a mandatorily redeemable financial instrument and is classified as debt in our Consolidated Interim Balance Sheets. The Series B Preferred stock does not require physical settlement by the repurchase of a fixed number of the issuer’s equity shares in exchange for cash, and therefore not required to be subsequently remeasured. The Series B Preferred Stock redemption options are not required to be bifurcated and are not considered derivatives. On September 30, 2021, the Company filed an amended and restated Certificate of Designations (the “A&R Certificate of Designations”) amending and restating the terms of the Series B Preferred Stock. The A&R Certificate of Designations became effective on October 1, 2021. See Note 2, Plan of Reorganization and Note 16, Mandatorily Redeemable Series B Preferred Stock, of the Consolidated Interim Financial Statements for further details. The amendment was accounted for as a debt modification that did not result in an extinguishment or have a material impact on our Consolidated Interim Financial Statements.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to current year classifications, specifically certain items that had been previously recorded in selling, general and administrative expenses presented now within Cost of goods sold in our Consolidated Interim Statements of Operations. The reclassifications had no impact on net income, equity, or cash flows as previously reported.
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarified the scope and applicability of certain provisions. The Company has evaluated the impact of ASU 2020-04 and ASU 2021-01 on our debt agreements and hedging contracts and determined that they do not have a material impact on our Consolidated Interim Financial Statements.
There are no other recently issued, but not yet adopted, accounting pronouncements that are expected to have a material impact on the Company’s Consolidated Interim Financial Statements and related disclosures.

Note 4. Revenue Recognition and Contracts with Customers
Disaggregated Revenue
Net sales by region (determined based on country of shipment) and channel are as follows:

	Three months ended September 30, 2021
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$92	$49	$2	$143
Europe	348	40	5	393
Asia	271	12	6	289
Other International	8	6	—	14
	$719	$107	$13	$839

	Nine months ended September 30, 2021
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$290	$129	$4	$423
Europe	1,263	117	21	1,401
Asia	853	36	20	909
Other International	20	18	—	38
	$2,426	$300	$45	$2,771

	Three months ended September 30, 2020
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$83	$38	$2	$123
Europe	370	34	8	412
Asia	245	10	6	261
Other International	3	5	—	8
	$701	$87	$16	$804

	Nine months ended September 30, 2020
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$208	$110	$3	$321
Europe	924	86	23	1,033
Asia	606	29	17	652
Other International	6	14	—	20
	$1,744	$239	$43	$2,026

Contract Balances
The following table summarizes our contract assets and liabilities balances:

	2021	2020
	(Dollars in millions)	(Dollars in millions)
Contract assets—January 1	$61	$6
Contract assets—September 30	56	48
Change in contract assets—Increase/(Decrease)	$(5)	$42
Contract liabilities—January 1	$(2)	$(3)
Contract liabilities—September 30	(4)	(1)
Change in contract liabilities—(Increase)/Decrease	$(2)	$2
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Research and development costs	$33	$28	$99	$84
Engineering-related expenses	5	3	16	15
	$38	$31	$115	$99
Note 6. Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Indemnification related — post Spin-Off	$—	$14	$—	$41
Indemnification related — litigation	—	—	—	3
Factoring and notes receivables discount fees	—	—	1	1
	$—	$14	$1	$45
Note 7. Income Taxes

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Tax expense	$28	$(1)	$82	$11
Effective tax rate	30.8%	(10)%	18.3%	16.9%

The increase in the effective tax rate for the three months ended September 30, 2021 compared to the prior-year period primarily related to decreased tax benefits on withholding taxes related to undistributed earnings, partially offset by fewer nondeductible expenses.

The increase in the effective tax rate for the nine months ended September 30, 2021 compared to the prior-year period primarily related to decreased tax benefits on withholding taxes related to undistributed earnings, partially offset by the tax benefits from the nontaxable gain on the settlement of the Honeywell claims in excess of nondeductible expenses.

The effective tax rate for the three months ended September 30, 2021 was higher than the U.S. federal statutory rate of 21% primarily because of withholding taxes, nondeductible expenses and tax reserves, partially offset by lower taxes on non-U.S. earnings.

The effective tax rate for the nine months ended September 30, 2021 was lower than the U.S. federal statutory rate of 21% primarily due to the nontaxable gain on the settlement of the Honeywell claims in excess of non-deductible expenses.

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
Note 8. Accounts, Notes and Other Receivables—Net

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Trade receivables	$588	$625
Notes receivable	90	152
Other receivables	71	77
	749	854
Less—Allowance for expected credit losses	(8)	(13)
	$741	$841
Trade Receivables include $56 million and $61 million of unbilled customer contract asset balances as of September 30, 2021 and December 31, 2020, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. See Note 4, Revenue Recognition and Contracts with Customers.
Note 9. Factoring and Notes Receivable
The Company has entered into arrangements with financial institutions to sell eligible trade receivables. During the three and nine months ended September 30, 2021, the Company sold $104 million and $437 million of eligible receivables, respectively, without recourse, and accounted for these arrangements as true sales. Expense of $1 million was recognized within Other expense, net for the nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company sold $128 million and $296 million of eligible receivables, respectively, without recourse, and accounted for these arrangements as true sales. Expense of less than $1 million was recognized within Other expense, net for the nine months ended September 30, 2020.
The Company also received guaranteed banknotes without recourse, in settlement of accounts receivables, primarily in the Asia Pacific region. The Company can hold the bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third-party financial institutions in exchange for cash. During the three and nine months ended September 30, 2021, the Company sold $0 and $0 of banknotes, respectively, without recourse, and accounted for these as true sales. During the three and nine months ended September 30, 2020, the Company sold $51 million and $124 million of banknotes, respectively, without recourse, and accounted for these as true sales. Expense of less than $1 million was recognized within Other expense, net for the nine months ended September 30, 2020.
As of September 30, 2021 and December 31, 2020, the Company has pledged as collateral $36 million and $18 million of guaranteed banknotes which have not been sold in order to be able to issue banknotes as payment to certain suppliers. Such pledged amounts are included as Notes receivables in our Consolidated Interim Balance Sheet.

Note 10. Inventories—Net

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Raw materials	$177	$160
Work in process	20	19
Finished products	115	97
	312	276
Less—Reserves	(34)	(41)
	$278	$235
Note 11. Other Assets

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Advanced discounts to customers, non-current	$64	$70
Operating right-of-use assets (Note 14)	50	36
Other	45	29
	$159	$135
Note 12. Accrued Liabilities

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Customer pricing reserve	$85	$82
Compensation, benefit and other employee related	74	62
Repositioning	14	7
Product warranties and performance guarantees	32	14
Taxes	30	37
Advanced discounts from suppliers, current	15	5
Customer advances and deferred income(1)	21	8
Accrued interest	8	—
Short-term lease liability (Note 14)	9	5
Other (primarily operating expenses)	37	28
	$325	$248
(1)Customer advances and deferred income include $4 million and $2 million of contract liabilities as of September 30, 2021 and December 31, 2020, respectively. See Note 4, Revenue Recognition and Contracts with Customers.
The Company accrued repositioning costs related to projects to optimize its product costs and right-size its organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold in our Consolidated Interim Statements of Operations.

	Severance Costs	Exit Costs	Total
	(Dollars in millions)
Balance at December 31, 2020	$7	$—	$7
Charges	14	—	14
Usage—cash	(7)	—	(7)
Balance at September 30, 2021	$14	$—	$14

	Severance Costs	Exit Costs	Total
	(Dollars in millions)
Balance at December 31, 2019	$3	$1	$4
Charges	8	—	8
Usage—cash	(6)	—	(6)
Less: Amounts reclassified to Liabilities subject to compromise	(4)	—	(4)
Balance at September 30, 2020	$1	$1	$2
Note 13. Other Liabilities

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Income taxes	$99	$45
Designated and undesignated derivatives	—	22
Pension and other employee related	97	14
Long-term lease liability (Note 14)	42	15
Advanced discounts from suppliers	19	11
Other	29	7
	$286	$114
Note 14. Leases
We have operating leases that primarily consist of real estate, machinery and equipment. Our leases have remaining lease terms of up to 16 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Operating lease cost	$4	$5	$12	$11

Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3	$4	$9	$9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$18	$1	$23	$6
Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2021	December 31, 2020
	(Dollars in millions)
Other assets	$50	$36
Accrued liabilities	9	5
Other liabilities	42	15
Liabilities subject to compromise	—	19

	September 30, 2021	December 31, 2020
Weighted-average lease term (in years)	8.87	5.14
Weighted-average discount rate	5.75%	6.16%
Maturities of operating lease liabilities were as follows:

(Dollars in millions)
2021	$3
2022	11
2023	9
2024	8
2025	6
Thereafter	28
Total lease payments	65
Less imputed interest	(14)
$51
Note 15. Long-term Debt and Credit Agreements
Exit Credit Facilities
On the Effective Date, in accordance with the Plan, the Company entered into a Credit Agreement, by and among the Company, Garrett LX I S.à r.l. (the “Lux Borrower”), Garrett Motion Holdings Inc. (the “U.S. Co-Borrower”) and Garrett Motion Sàrl (the “Swiss Borrower,” together with the Lux Borrower and the U.S. Co-Borrower, the “Borrowers”), the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent (the “Credit Agreement”), which provides for senior secured financing. The Credit Facilities consist of:
•Dollar Facility: a seven-year secured first-lien U.S. Dollar term loan facility for $715 million;
•Euro Facility: a seven-year secured first-lien Euro term loan facility for €450 million; and

•Revolving Facility: a five-year senior secured first-lien Revolving Facility for $300 million providing for multi-currency revolving loans.
On the Effective Date, Credit Facilities, net of deferred financing costs were $1,221 million, after proceeds from the Credit Facilities and issuance of Series A Preferred Stock (see Note 18, Equity) were used to pay off the Company’s pre-emergence indebtedness. For more information, see Note 2, Plan of Reorganization.
The principal outstanding and carrying amount of our long-term debt as of September 30, 2021 are as follows:

	Due	Interest Rate	September 30, 2021
Dollar Facility	4/30/2028	3.75%	$715
Euro Facility	4/30/2028	3.50%	522
Total principal outstanding			1,237
Less: unamortized deferred financing costs			(37)
Less: current portion of long-term debt			(5)
Total long-term debt			$1,195
Revolving Facility and Letters of Credit
The Revolving Facility allows maximum borrowings of $300 million and matures on April 30, 2026. The interest rate on the Revolving Facility is 2.75% per annum. On September 30, 2021, the Company had no borrowings outstanding under the Revolving Facility, $4 million of outstanding letters of credit, and available borrowing capacity of $296 million.
Under the Revolving Facility, the Company may use up to $125 million under the Revolving Facility for the issuance of letters of credit to the Swiss Borrower or any of its subsidiaries. Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this kind, which issuances will reduce availability under the Revolving Facility.
Separate from the Revolving Facility, the Company has obtained a $35 million bilateral letter of credit facility for a term of five years.
Minimum scheduled principal repayments of the Credit Facilities as of September 30, 2021 are as follows:

September 30, 2021
(Dollars in millions)
2021	$2
2022	7
2023	7
2024	7
2025	7
Thereafter	1,207
Total debt payments	$1,237
Guarantees
All obligations under the Credit Facilities are unconditionally guaranteed jointly and severally, by: (a) the Company; (b) each existing and future direct and indirect material wholly-owned subsidiary of the Company that is organized under the laws of any state of the United States and (c) substantially all of the existing and future direct and indirect material wholly-owned subsidiaries of the Company that are organized under the laws of certain other jurisdictions, including Australia, England and Wales, Ireland, Italy, Japan, Luxembourg (including Lux Borrower), Mexico, Romania, Slovakia, Switzerland (including Swiss Borrower), and any other jurisdiction at the Swiss Borrower’s option from time to time agreed with the administrative agent, subject in each case to certain exceptions and limitations and agreed guaranty and security principles. The guarantors organized under the laws of England and Wales, Luxembourg, Switzerland and the United States entered into a guarantee under the Credit Agreement concurrently with the effectiveness of the Credit

Agreement. The guarantors organized under the laws of Australia, Ireland, Italy, Japan, Mexico, Romania and Slovakia have subsequently acceded to such guarantee.
Security
The Credit Facilities are secured on a first-priority basis by: (i) a perfected security interest in the equity interests of each direct material subsidiary of each guarantor under the Credit Facilities and (ii) perfected security interests in, and mortgages on, substantially all tangible and intangible personal property and material real property of each of the guarantors under the Credit Facilities, subject, in each case, to certain exceptions and limitations, including the agreed guaranty and security principles. The guarantors organized under the laws of England and Wales, Luxembourg, Switzerland and the United States entered into security documents securing the obligations of each borrower concurrently with the effectiveness of the Credit Agreement. The guarantors organized under the laws of Australia, Ireland, Japan, Mexico, Romania and Slovakia have subsequently executed security documents.
Maturity
The Revolving Facility matures five years after the effective date of the Credit Agreement, with certain extension rights at the discretion of each lender. The Term Loan Facilities mature seven years after the Effective Date of the Credit Agreement, with certain extension rights in the discretion of each lender.
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
We may voluntarily prepay borrowings under the Credit Agreement without premium or penalty, subject to a 1.00% prepayment premium in connection with any repricing transaction with respect to the Term Loan Facilities in the first six months after the Effective Date of the Credit Agreement and customary breakage” costs with respect to LIBOR and EURIBOR loans. We may also reduce the commitments under the Revolving Facility, in whole or in part, in each case, subject to certain minimum amounts and increments.
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
As of September 30, 2021, the Company is in compliance with all its financing covenants.
Events of Default
The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the Credit Facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events.
Prepetition Indebtedness
Pursuant to the Plan, on the Effective Date, the obligations of the Debtors under each of the following debt instruments were cancelled and the applicable agreements governing such obligations were terminated: (a) that certain Credit Agreement, dated as of September 27, 2018, by and among the Company, as holdings, Garrett LX III S.à r.l., as Lux Borrower, Garrett Borrowing LLC, as U.S. Co-Borrower, Garrett Motion Sàrl (f/k/a Honeywell Technologies Sàrl), as Swiss Borrower, the Lenders and Issuing Banks party thereto and the Pre-petition Credit Agreement Agent, as Administrative Agent, as amended, restated, supplemented or otherwise modified from time to time in accordance with its terms; and (b) that certain Indenture, dated as of September 27, 2018, among Garrett Motion Inc., as Parent, Garrett LX I S.à r.l., as Issuer, Garrett Borrowing LLC, as Co-Issuer, the guarantors named therein, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, as Security Agent and Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent, pursuant to which the Senior Notes were issued, as may be amended, supplemented or otherwise modified from time to time. Holders of Allowed Pre-petition Credit Agreement Claims (as defined in the Plan) received payment in cash in an amount equal to such holder’s Allowed Pre-petition Credit Agreement Claim. Holders of Allowed Senior Subordinated Noteholder Claims (as defined in the Plan) received payment in cash in an amount equal to such Holder’s Allowed Senior Subordinated Noteholder Claim.
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

Note 16. Mandatorily Redeemable Series B Preferred Stock
Series B Preferred Stock
Pursuant to the Plan and the Plan Support Agreement, on the Effective Date the Company issued 834,800,000 shares of Series B Preferred Stock to Honeywell in satisfaction of its claims arising from (a) that certain Indemnification Guarantee Agreement, dated September 27, 2018, by and among Honeywell ASASCO 2 Inc., Garrett ASASCO Inc., and the other Guarantors party thereto, as may be amended, restated, supplemented or otherwise modified from time to time prior to the Effective Date (the “Honeywell Indemnification Guarantee Agreement”); (b) (i) that certain Indemnification and Reimbursement Agreement, dated September 12, 2018 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time), by and among Honeywell ASASCO Inc., Honeywell ASASCO 2 Inc. and Honeywell International Inc.; and (ii) that certain Contribution and Assignment Agreement, dated September 14, 2018 (as amended, restated, amended and restated, supplemented, or otherwise modified from time to time), by and between Honeywell ASASCO Inc. and Garrett ASASCO Inc., as each may be amended, restated, supplemented or otherwise modified from time to time prior to the Effective Date (collectively, the “Honeywell Indemnity Agreement”); (c) that certain Tax Matters Agreement, dated September 12, 2018, by and among Honeywell International Inc., GMI, Honeywell ASASCO Inc. and Honeywell ASASCO 2 Inc., as may be amended, supplemented or otherwise modified from time to time (the “Tax Matters Agreement” and, together with the Honeywell Indemnification Guarantee Agreement and the Honeywell Indemnity Agreement, the “Honeywell Agreements”). The Company is authorized to grant 1,200,000,000 shares of preferred stock in the reorganized company.
The Series B Preferred Stock will not be entitled to any dividends or other distributions or payments other than the scheduled redemption payments and payments upon liquidation as provided in the Certificate of Designations of the Series B Preferred Stock (the “Series B Certificate of Designations”). On April 30 of each year, beginning on April 30, 2022 and ending on April 30, 2030, on which any shares of Series B Preferred Stock are outstanding (each, a “Scheduled Redemption Date”), the Company will redeem, pro rata from each holder, an aggregate number of shares of Series B Preferred Stock equal to a scheduled redemption amount with respect to such Scheduled Redemption Date as set forth in the Series B Certificate of Designations divided by $1.00 per share (the “Scheduled Redemption Amounts”), provided that the Company will not be obligated to redeem the shares of Series B Preferred Stock on a Scheduled Redemption Date if, as of such date, (i) the Consolidated EBITDA of the Company and its subsidiaries measured as of the end of the most recently completed fiscal year is less than $425 million or (ii) the Company does not have sufficient funds legally available to pay the redemption amount due on such Scheduled Redemption Date. Shares of Series B Preferred Stock whose redemption on a Scheduled Redemption Date is deferred, and which are not thereafter redeemed in accordance with the applicable Initial Deferral Payment Schedule (as defined in the Series B Certificate of Designations) will accrue interest from and after the time that the Company fails to make redemption payments in accordance with the applicable Initial Deferral Payment Schedule. Any shares of Series B Preferred Stock that have not been redeemed on a Scheduled Redemption Date outstanding as of April 30, 2030, will be redeemed on April 30, 2030.
Except as required by law, the holders of Series B Preferred Stock have no voting rights, provided that a vote or the consent of the holders representing a majority of the Series B Preferred Stock will be required to effect or validate (i) any amendment, modification or alteration to the Certificate of Incorporation that would authorize or create, or increase the authorized amount of, any shares of any class or series or any securities convertible into shares of any class or series of capital stock that would rank senior to the Series B Preferred Stock, (ii) any amendment, modification or alteration to the Certificate of Incorporation that would authorize or create, or increase the authorized amount of, any shares of any class or series of capital stock that would rank pari passu to the Series B Preferred Stock on the occurrence of a liquidation, (iii) entry by the Company or any of its subsidiaries into any agreement containing or imposing, directly or indirectly, any restrictions (including, but not limited to, any covenant or agreement) on the Company’s ability to make required payments on or redeem the shares of Series B Preferred Stock, (iv) any amendment, modification, alteration or repeal of any provision of the Certificate of Incorporation or any other certificate of designations of the Company that would have an adverse effect, in any material respect, on the rights, preferences, privileges or voting power of the shares of Series B Preferred Stock or any holder thereof or any amendment, modification, alteration or repeal of the Series B Certificate of Designations, (v) any increase in the number of members of the Board at a time when the sum of (a) the aggregate value of deferred Scheduled Redemption Amounts relating to past Scheduled Redemption Dates (plus any unpaid interest accruing thereon) plus (b) the aggregate present value of future Scheduled Redemption Amounts, calculated using a discount rate of 7.25% (such sum, the “Aggregate Series B Liquidation Preference”) is greater than $125 million or (vi) any action or inaction that would reduce the stated amount of any share of Series B Preferred Stock to below $1.00 per share.
The scheduled redemptions are $35 million for April 30, 2022 and $100 million for April 30th of each year from April 30, 2023 to April 30, 2030, totaling $835 million. This amount is recorded on our Consolidated Interim Balance Sheet as of

September 30, 2021 at the net present value of the redemptions, discounted at 7.25%, of $595 million. Of the amount recorded on our Consolidated Interim Balance Sheet as of September 30, 2021, $347 million is classified as a long-term liability. Each holder of Series B Preferred Stock will have the right to require the Company to redeem all, but not less than all, of such holder’s shares of Series B Preferred Stock if the Consolidated EBITDA (as defined in the Series B Certificate of Designations) of the Company and its subsidiaries exceeds $600 million for two consecutive fiscal quarters.
On September 30, 2021, the Company filed the A&R Certificate of Designations amending and restating the terms of the Series B Preferred Stock. The A&R Certificate of Designations became effective on October 1, 2021. The A&R Certificate of Designations amended and restated the original Series B Certificate of Designations to, among other things, (i) require the Company to effect a redemption of outstanding shares of Series B Preferred Stock, on or prior to March 31, 2022, such that the Present Value (as defined in the A&R Certificate of Designations) of all of the remaining outstanding shares of Series B Preferred Stock shall be $400 million, subject to applicable law and certain conditions, including that the Company has funds legally available to do so (the “Planned Partial Early Redemption”) and (ii) provide that the right of each holder of the Series B Preferred Stock to require the Company to redeem all of such holder’s shares of Series B Preferred Stock (the “Holder Put Right”) cannot be exercised until after December 31, 2022 at the earliest (subject to the prior occurrence of a triggering event), unless the Planned Partial Early Redemption does not occur on or prior to March 31, 2022, in which case the Holder Put Right can be exercised (subject to the prior occurrence of a triggering event) after March 31, 2022 on the terms set forth in the A&R Certificate of Designations.
Upon liquidation, Series B Preferred Stock will rank (A) senior to the Common Stock and (B) junior to the Series A Preferred Stock, and will have a right to be paid the Aggregate Series B Liquidation Preference.
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
The Majority in Interest (as defined in the A&R Certificate of Designations) has a continuing right, voting separately as a class, to elect or appoint the Series B Director (as defined in the A&R Certificate of Designations), and an exclusive right to remove the Series B Director at any time for any reason or no reason (with or without cause), subject to the rights of other holders to remove any Series B Director for cause to the extent provided by the Delaware General Corporation Law until the first date on which the Aggregate Series B Liquidation Preference is not greater than $125 million (the “Series B Threshold Date”). From and after the Series B Threshold Date, the Majority in Interest will have no right to elect or appoint any directors to the Board. If the Majority in Interest is no longer entitled to elect or appoint a Series B Director, then the then-serving Series B Director will automatically be deemed to have resigned from the Board.
So long as any shares of Series B Preferred Stock are outstanding, the Company may not take certain actions without the written consent of the Majority in Interest, including, among other things, increasing the size of the Board so long as the Aggregate Series B Liquidation Preference is greater than $125 million.
Note 17. Financial Instruments and Fair Value Measures
Our credit, market and foreign currency risk management policies are described in Note 18, Financial Instruments and Fair Value Measures, of the notes to the audited annual Consolidated and Combined Financial Statements for the year ended December 31, 2020 included in our 2020 Form 10-K. At September 30, 2021 and December 31, 2020, we had contracts with aggregate gross notional amounts of $2,277 million and $19 million, respectively, to hedge interest rates and foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar and Korean Won.

Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

			Fair Value
	Notional Amounts		Assets		Liabilities
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Designated instruments:
Designated forward currency exchange contracts	$314	$—	$5	$—	$1	$—
Designated cross-currency swap	715	—	16	—	—	—
Total designated instruments	1,029	—	21	—	1	—
Undesignated instruments:
Undesignated interest rate swap	963	—	—	—	—	—
Undesignated forward currency exchange contracts	285	19	1	—	3	—
Total undesignated instruments	1,248	19	1	—	3	—
Total designated and undesignated instruments	$2,277	$19	$22	$—	$4	$—
On June 11, 2021 the Company entered into interest rate swap contracts to partially mitigate market value risk associated with interest rate fluctuations on its variable rate term loan debt. As of September 30, 2021, the Company had outstanding interest rate swaps with an aggregate notional amount of €830 million, with respective maturities of April 2023, April 2024, April 2025, April 2026 and April 2027. The Company uses interest rate swaps specifically to mitigate variable interest risk exposure on its long-term debt portfolio and has not designated them as hedging instruments for accounting purposes.
Effective with our entry into the Credit Agreement (see Note 15, Long-term Debt and Credit Agreements), the Company entered into floating-floating cross-currency swap contracts to limit its exposure to investments in certain foreign subsidiaries exposed to foreign exchange fluctuations. The cross-currency swaps have been designated as net investment hedges of its Euro-denominated operations. As of September 30, 2021, an aggregate notional amount of €606 million was designated as net investment hedges of the Company’s investment in Euro-denominated operations. The cross-currency swaps’ fair values were net assets of $16 million at September 30, 2021. Our Consolidated Interim Statements of Comprehensive Income (loss) includes Changes in fair value of net investment hedges, net of tax of $12 million and $27 million during the three and nine months ended September 30, 2021, respectively, related to these net investment hedges. No ineffectiveness has been recorded on the net investment hedges.
The foreign currency exchange, interest rate swap and cross-currency swap contracts are valued using market observable inputs. As such, these derivative instruments are classified within Level 2. The assumptions used in measuring the fair value of the cross-currency swap are considered Level 2 inputs, which are based upon market-observable interest rate curves, cross-currency basis curves, credit default swap curves, and foreign exchange rates.
The carrying value of Cash, cash equivalents and restricted cash, Account receivables and Notes and Other receivables contained in the Consolidated Interim Balance Sheet approximates fair value.
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2021
	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities (Secured)	$1,200	$1,237

The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered Level 2.

Note 18. Equity
Issuance of Common Stock
As discussed in Note 2, Plan of Reorganization, upon the effectiveness of and pursuant to the Plan, all Old Common Stock of the Company was cancelled and the Company issued 65,035,801 shares of Common Stock to holders of Old Common Stock that did not exercise the Cash-Out Election. Each holder of Existing Common Stock that did not exercise the Cash-Out Election received a number of shares of new Common Stock equal to the number of shares of Old Common Stock held by such holder in consideration for the cancellation of their shares of Old Common Stock. The Company paid $69 million to holders of Old Common Stock who had made the Cash-Out Election.
Issuance of Series A Preferred Stock
In connection with the Company’s emergence from bankruptcy and pursuant to the Plan, the Company issued 247,757,290 shares of the Company’s Series A Preferred Stock to affiliated funds of Centerbridge, affiliated funds of Oaktree and certain other investors and parties, including in connection with the consummation of two rights offerings and the related Replacement Equity Backstop Commitment Agreement. The Company is authorized to grant 1,200,000,000 shares of preferred stock in the reorganized company.
Series A Preferred Stock
Holders of the Series A Preferred Stock will be entitled to receive, when, as and if declared by a committee of disinterested directors of the Board (which initially consisted of Daniel Ninivaggi, Julia Steyn, Robert Shanks, and D’aun Norman) out of funds legally available for such dividend, cumulative cash dividends at an annual rate of 11% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share, accumulating daily and payable quarterly on January 1, April 1, July 1 and October 1, respectively, in each year. Such a dividend will not be declared at any time when Consolidated EBITDA (as defined in the Series A Certificate of Designations) of the Company and its subsidiaries for the most recent four fiscal quarters for which financial statements of the Company are available is less than $425 million. Dividends on the Series A Preferred Stock will accumulate whether or not declared. Under the terms of our Series B Preferred Stock, a dividend on the Series A Preferred Stock may not be declared so long as the Company has not satisfied or cannot satisfy in full any deferred redemption payments or redemption payments owed on the next scheduled redemption date to holders of Series B Preferred Stock.
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
The Company is restricted from paying or declaring any dividend, or making any distribution, on any class of Common Stock or any future class of preferred stock established thereafter by the Board (other than any series of capital stock that ranks pari passu to the Series A Preferred Stock) (such stock, “Dividend Junior Stock”), other than a dividend payable solely in Dividend Junior Stock, unless (i) all cumulative accrued and unpaid preference dividends on all outstanding shares of Series A Preferred Stock have been paid in full and the full dividend thereon due has been paid or declared and set aside for payment and (ii) all prior redemption requirements with respect to Series A Preferred Stock have been complied with, provided, notwithstanding the foregoing, that the Company may pay a dividend or make a distribution on Dividend Junior Stock if (a) the holders of the Series A Preferred Stock also participate in such dividends or distributions, (b) such dividends or distributions are made on or prior to December 31, 2022, and (c) the full Board of the Company has ratified the Disinterested Directors’ Committee’s declaration of any such dividend or distribution.
Under the terms of the Credit Agreement, during the fiscal years ending December 31, 2021, and December 31, 2022, the Company may not make payments or redemptions in cash solely with respect to the Series A Preferred Stock unless a ratable payment (on an as-converted basis) is made to holders of the Common Stock and such payments would otherwise be permitted under the terms of the Credit Agreement. On July 21, 2021, the terms of the Certificate of Designations of the

Series A Preferred Stock were amended to allow the payment of a ratable dividend on the Series A Preferred Stock and the Common Stock prior to December 31, 2022 so long as the full Board of the Company ratifies the Disinterested Directors’ Committee’s declaration of any such dividend or distribution.
The Board determined that the amount of preference dividends which will accumulate for the preference dividend period ended September 30, 2021 is $0.147022 per share. The Board had previously determined that the amount of preference dividends which will accumulate for the preference dividend period ended June 30, 2021 was $0.09625 per share. As there were 247,757,290 shares of Series A Preferred Stock as of September 30, 2021, the aggregate accumulated dividend as of September 30, 2021 is approximately $60 million and is presented as a reduction to Net income (loss) available to common shareholders in our Consolidated Interim Statements of Operations.
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
Liquidation
Upon liquidation, Series A Preferred Stock will rank senior to the Common Stock and the Series B Preferred Stock, and will have the right to be paid, out of the assets of the Company legally available for distribution to its stockholders, an amount equal to the Aggregate Liquidation Entitlement (as defined in the Series A Certificate of Designations) for all outstanding shares of Series A Preferred Stock.
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
Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement on Form S-1 (Registration No. 333-256659) registering (i) 243,265,707 shares of our Series A Preferred Stock, (ii) 52,471,709 shares of our Common Stock and (iii) 243,265,707 shares of our Common Stock issuable upon conversion of our Series A Preferred Stock (the “Resale Registration Statement"), in each case initially issued to certain holders of the Common Stock and Series A Preferred Stock (the “Registration Rights Holders”) in connection with our emergence from bankruptcy on April 30, 2021. The Resale Registration Statement was declared effective by the SEC on June 11, 2021, which may result in the resale of a substantial number of shares of our Common Stock or Series A Preferred Stock by the relevant Registration Rights Holders.
At any time following the Effective Date, any Registration Rights Holders who, directly or indirectly, together with their respective affiliates, have beneficial ownership of at least 7.5% of the then-issued and outstanding shares of Common Stock, after giving effect to the conversion of the Series A Preferred Stock (such Registration Rights Holders, the “Required Investors”), may request registration of all or any portion of the Registrable Securities beneficially owned by such Required Investors on Form S-1 or, if available, on Form S-3 (each, a “Demand Registration”). Unless there is a currently effective Shelf Registration Statement covering such Registrable Securities, the Company will effect such Demand Registration by filing with the SEC a registration statement within (i) 60 days in the case of a registration statement on Form S-1 and (ii) 30 days in the case of a registration statement on Form S-3. The aggregate number of Demand Registrations on Form S-1 that may be requested by the Required Investors shall not exceed four; the Required Investors may request an unlimited number of Demand Registrations on Form S-3.
The relevant Required Investors may request to effectuate any offering of Registrable Securities by means of an underwritten offering, provided that the aggregate gross proceeds of such public offering are expected to be at least $50 million. The Company will not be required to effect more than one underwritten offering in any 90-day period.
In the event the Company proposes to file a Shelf Registration Statement with respect to any offering of its equity securities, the Company will give written notice of such proposed filing to the Registration Rights Holders as soon as practicable (but in no event less than five business days prior to the proposed date of public filing of such shelf), and such notice shall offer the Registration Rights Holders the opportunity to register under such registration statement the resale of such number of Registrable Securities as each such Registration Rights Holder may request in writing (a “Piggyback Registration”). If the Company proposes to file a registration statement that is not a Shelf Registration Statement with respect to any offering of its equity securities, the Company will give written notice of such proposed filing to certain of the Registration Rights Holders (the “Piggyback Eligible Investors”), and such notice shall offer the Piggyback Eligible Investors the opportunity to make a Piggyback Registration. If the Company proposes to undertake an underwritten offering pursuant to a registration statement for which there was a Piggyback Registration, the Piggyback Eligible Investors may be entitled to participate in such underwritten offering, subject to customary cutback provisions in certain circumstances.
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
Series A Investor Rights Agreement
Pursuant to the Plan, the Company entered into a Series A Investor Rights Agreement (the “Series A Investor Rights Agreement”) with Centerbridge Credit Partners Master, L.P. (“Centerbridge Credit”), Centerbridge Special Credit Partners III-Flex, L.P. (“Centerbridge Special Credit” and, together with Centerbridge Credit, the “Centerbridge Investors”), OCM Opps GTM Holdings, LLC (“OCM Opps”), Oaktree Value Opportunities Fund Holdings, L.P. (“Oaktree Value”), Oaktree Phoenix Investment Fund, L.P. (“Oaktree Phoenix”) and Oaktree Opportunities Fund Xb Holdings (Delaware), L.P. (“Oaktree Opportunities” and, together with OCM Opps, Oaktree Value and Oaktree Phoenix, the “Oaktree Investors”) and the other signatories thereto (the “Additional Investors” and, together with the Centerbridge Investors and the Oaktree Investors, the “Series A Investors”). Pursuant to the Series A Investor Rights Agreement, as of the Effective Date, the Centerbridge Investors and Oaktree Investors each have the right to designate three members for election to our Board and the Additional Investors have the right to designate one director for election to the Board. One director will be the chief executive officer of the Company.
The Centerbridge Investors and Oaktree Investors each have a continuing right to designate three directors to the Board, subject to their respective (and permitted transferees’) beneficial ownership of at least 60% of their respective aggregate initial ownership interest as of the Effective Date as calculated for each party in accordance with the relevant terms of the Series A Investor Rights Agreement (the “Initial Investor Interest”), at least one of which will not be employed by Centerbridge Investors or Oaktree Investors, as applicable, or their respective affiliates. If the Centerbridge Investors or Oaktree Investors, as applicable, beneficially own less than 60% but at least 40% of their respective Initial Investor Interest, then they will each have the right to designate at least two directors to the Board. If the Centerbridge Investors or Oaktree Investors, as applicable, beneficially own less than 40% but at least 20% of their respective Initial Investor Interest, then they will each have the right to designate at least one director to the Board. If the Centerbridge Investors or Oaktree Investors, as applicable, cease to own at least 20% of their respective Initial Investor Interest, then they will have no right to designate any directors to the Board.
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

Note 19. Accumulated Other Comprehensive Income (Loss)
Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Net Investment Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance at December 31, 2020	$(81)	$(3)	$—	$(45)	$(129)
Other comprehensive income before reclassifications	37	5	27	—	69
Amounts reclassified from accumulated other comprehensive income	—	2	—	—	2
Net current-period other comprehensive income	37	7	27	—	71
Balance at September 30, 2021	$(44)	$4	$27	$(45)	$(58)

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance at December 31, 2019	$153	$4	$(27)	$130
Other comprehensive loss before reclassifications	(111)	(8)	—	(119)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive loss	(111)	(8)	—	(119)
Balance at September 30, 2020	$42	$(4)	$(27)	$11

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
As part of our emergence from Chapter 11 (Note 2, Plan of Reorganization), the Plan provided for the acceleration of all outstanding awards under the Stock Incentive Plan. As of the Effective Date, all outstanding awards pursuant to the Stock Incentive Plan were cancelled.
The Plan provided for the following:
•Acceleration and vesting of all outstanding equity awards;
•Vested equity awards were deemed to be exercised on a net settled basis; and
•Common Stock provided upon the exercise of stock options were deemed outstanding as of the Effective Date.
In addition:
•Award holders are deemed to have exercised the Cash-Out Election, and therefore entitled to a cash payment of $6.25 per share;
•Awards that were “Out of the money” were deemed cancelled for no consideration; and
•Cash performance stock unit (“CPSU”) awards accelerated and vested based on target performance without proration and settled in cash in accordance with the Plan and are not classified as equity awards.
The cash settlement of an equity award (stock options, stock appreciation rights, performance awards, restricted stock units, restricted stock, other stock-based awards) is treated as the repurchase of an outstanding equity instrument. In accordance with ASC 718, all outstanding awards were cancelled, with no replacement grant, therefore modification accounting was not applied.
Restricted stock units
As of the Effective Date, 1,205,650 restricted stock units (“RSU”) awards were settled for consideration of $6.25 per share, for a total cash settlement of $8 million, of which $7 million was recorded to equity, and $1 million was recorded to Reorganization items, net in the Consolidated Statement of Operations. Measurement of the cash settlement value of RSU awards was performed on an individual grant basis. As of the Effective Date, all unamortized stock compensation expense of $7 million was charged to Reorganization items, net in the Consolidated Interim Statement of Operations.
Performance stock units
As of the Effective Date, 228,765 performance stock units (“PSU”) awards were settled for consideration of $6.25 per share, for a total cash settlement of $1 million, which was recorded to Reorganization items, net in the Consolidated Interim Statement of Operations.
Stock options
As of the Effective Date, all unvested stock options were considered “Out of the money” and cancelled for no consideration. All unamortized stock compensation expense of $1 million was charged to Reorganization items, net in the Consolidated Interim Statement of Operations.

Cash performance stock units
As of the Effective Date, 2,069,897 CPSU awards were settled for consideration of $1.00 per unit, for a total cash settlement of $2 million, which was charged to Reorganization items, net in the Consolidated Interim Statement of Operations.
2021 Long-Term Incentive Plan
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
As of September 30, 2021, an aggregate of 3,258,057 shares of our Common Stock were awarded and 28,022,419 shares of our Common Stock were available for future issuance under the Long-Term Incentive Plan.
Restricted Stock Units — RSU awards are issued to certain key employees and directors at fair market value at the date of grant. RSUs typically vest over three years or five years and when vested, each unit entitles the holder to one share of our Common Stock.
As of September 30, 2021, an aggregate of 1,785,182 RSU awards were granted to officers, certain key employees, and non-employee directors under the Long-Term Incentive Plan.
The following table summarizes information about RSU activity related to both the Stock Incentive Plan and the Long-Term Incentive Plan for the nine months ended September 30, 2021:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2020	1,538,969	$13.11
Granted	1,785,182	8.34
Vested	(326,058)	13.10
Forfeited	(7,261)	15.61
Vested and cancelled	(1,205,650)	13.10
Non-vested at September 30, 2021	1,785,182	$8.34
The following table summarizes the impact to the Consolidated Interim Statement of Operations from RSUs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Compensation expense	$1	$2	$3	$8
Reorganization items, net (Note 2)	—	—	8	—
Future income tax benefit recognized	—	—	1	2
As of September 30, 2021, there was $14 million of total unrecognized compensation cost related to unvested RSUs granted under our Long-Term Incentive Plan, which is expected to be recognized over a weighted-average period of 3.89 years. There was no unrecognized compensation expense outstanding related to the Stock Incentive Plan. Awards granted under the Stock Incentive Plan were cancelled pursuant to the Plan as part of our emergence from Chapter 11 noted above.
Performance Stock Units — As of September 30, 2021 an aggregate of 1,472,875 PSU awards were granted to officers and certain key employees under the Long-Term Incentive Plan, which, upon vesting, entitles the holder to shares of our Common Stock. The actual number of shares an employee receives for each PSU depends on the Company’s performance against various measures. For PSUs granted in 2021,under the Long-Term Incentive Plan, the performance measures are related to absolute total shareholder return (“TSR”) with stock price hurdles, adjusted EBITDA and adjusted EBITDA margin, weighted 60%, 20% and 20% respectively over a two-year performance period from January 1, 2022 through December 31, 2023 for the TSR measure and a three-year performance period from January 1, 2021 through December 31, 2023 for the adjusted EBITDA and adjusted EBITDA margin measures. Each grantee is granted a target level of PSUs and may earn between 0% and 100% of the target level depending on the Company’s performance against the financial measures.
The awards associated with the TSR performance measure are considered to have a market condition. A Monte-Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company and each member of a selected peer group over the performance period.
The following table summarizes information about PSU activity related to both the Stock Incentive Plan and the Long-Term Incentive Plan for the nine months ended September 30, 2021:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2020	314,111	$16.17
Granted	1,472,875	8.67
Vested	—	—
Forfeited	(85,346)	14.00
Vested and cancelled	(228,765)	—
Non-vested at September 30, 2021	1,472,875	$8.67
The fair value of the PSUs is based on the fair market value of the Company’s stock at the grant date. The number of underlying shares to be issued will be based on actual performance achievement over the performance period. The per-unit weighted average fair value at the date of grant for PSUs granted during the period ended September 30, 2021 was $8.67. The fair value of each PSU grant is amortized monthly into compensation expense on a graded vesting (accelerated) basis over a vesting period of 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award and is adjusted as required for the performance-based condition. The Company estimates forfeitures at the time of issuance, which results in a reduction in compensation expense. As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The Company currently does not pay dividends.
The following table summarizes the impact to the Consolidated Interim Statement of Operations from PSUs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Compensation expense	$1	$—	$1	$—
Reorganization items, net (Note 2)	—	—	1	—
As of September 30, 2021, there was $12 million of total unrecognized compensation cost related to unvested PSUs granted under our Long-Term Incentive Plan, which is expected to be recognized over a weighted average period of 2.22 years. There was no unrecognized compensation expense outstanding related to the Stock Incentive Plan. Awards granted under the Stock Incentive Plan were cancelled pursuant to the Plan as part of our emergence from Chapter 11 noted above.
Continuity Awards — In September 2020, in response to the unprecedented and ongoing market uncertainty resulting from the COVID-19 pandemic and in connection with the Board’s evaluation of strategic alternatives for the Company, the Compensation Committee approved one-time cash continuity awards (“Continuity Awards”) to ensure retention of key individuals in exchange for the forfeiture of RSUs and PSUs granted in February 2020. The Continuity Awards total $11 million, with $9 million paid in September 2020 and the remaining $2 million paid in 2021. The Continuity Awards were subject to repayment if, prior to June 30, 2021, the recipient had a qualifying termination of employment. Given the Continuity Awards had a one-year service requirement, the combined transaction was accounted for as a modification to liability-classified awards. The total incremental compensation cost resulting from the modification was $5 million. As of September 30, 2021, there was no unrecognized compensation cost related to the Continuity Awards.

The following table summarizes information about Continuity Award activity for the period ended September 30, 2021:

	Number of Awards	Weighted Average Grant Date Fair Value Per Award
Non-vested at December 31, 2020	43	$257,536
Granted	—	—
Vested	(43)	(257,536)
Forfeited	—	—
Non-vested at September 30, 2021	—	$—
The following table summarizes the impact to the Consolidated Interim Statement of Operations from Continuity Awards for the period ended September 30, 2021.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Compensation expense	$—	$1	$5	$3
Future income tax benefit recognized	—	—	1	—

Note 21. Earnings Per Share
The details of the earnings per share (“EPS”) calculations for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions except per share)
Basic
Net income	$63	$11	$367	$54
Less: preferred stock dividend	(36)	—	(60)	—
Net income available to common shareholders	$27	$11	$307	$54
Weighted average common shares outstanding	65,056,274	75,739,152	70,802,999	75,456,358
EPS – Basic	$0.42	$0.15	$4.34	$0.72

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions except per share)
Diluted
Net income	$63	$11	$367	$54
Less: preferred stock dividend	(36)	—	(60)	—
Net income available to common shareholders	$27	$11	$307	$54
Weighted average common shares outstanding – Basic	65,056,274	75,739,152	70,802,999	75,456,358
Dilutive effect of unvested RSUs and other contingently issuable shares	25,069	204,842	8,289	667,190
Dilutive effect of Series A Preferred Stock	247,763,126	—	138,852,987	—
Weighted average common shares outstanding – Diluted	312,844,469	75,943,994	209,664,275	76,123,548
EPS – Diluted	$0.20	$0.14	$1.75	$0.71
Diluted EPS is computed based upon the weighted average number of common shares outstanding for the period plus the dilutive effect of Common Stock equivalents using the treasury stock method and the average market price of our Common Stock for the period.
The diluted EPS calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the Common Stock during the period. For the nine months ended September 30, 2021, the weighted number of stock options excluded from the computation was 175,497. As described in Note 20, Stock-Based Compensation, as part of emergence from Chapter 11, these stock options were cancelled under the Plan as of the effective date.
The diluted EPS calculations assume the Series A Preferred Stock are converted into Common Stock under the if-converted method and are included in Weighted average common shares outstanding – Diluted if they are dilutive.
Note 22. Commitments and Contingencies
Chapter 11 Cases
On the Petition Date, the Debtors each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 Cases were jointly administered under the caption “In re: Garrett Motion Inc., 20-12212.” On April 20, 2021, the Debtors filed the Plan. On April 26, 2021, the Bankruptcy Court entered the Confirmation Order, among other things, confirming the Plan. On the Effective Date, the conditions to effectiveness of the Plan were satisfied or waived and the Company emerged from bankruptcy. Since the Effective Date, the reorganized

Debtors have been administering and reconciling outstanding proofs of claim and proofs of interest filed against the Debtors. All of the Chapter 11 Cases other than the main lead Chapter 11 Case of the Company have been closed, the main Chapter 11 Case of the Company will remain open until all proofs of claim and proofs of interest are fully administered. See Note 2, Plan of Reorganization, for more information.

Obligations Payable to Honeywell
The Plan as confirmed by the Bankruptcy Court includes a global settlement with Honeywell providing for, among other things, the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Honeywell Agreements.
Securities Litigation
On September 25, 2020, a putative securities class action complaint was filed against Garrett Motion Inc. and certain current and former Garrett officers and directors in the United States District Court for the Southern District of New York. The case bears the caption: Steven Husson, Individually and On Behalf of All Others Similarly Situated, v. Garrett Motion Inc., Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, and Su Ping Lu, Case No. 1:20-cv-07992-JPC (SDNY) (the “Husson Action”). The Husson Action asserted claims under Sections 10(b) and 20(a) of the Exchange Act, for securities fraud and control person liability. On September 28, 2020, the plaintiff sought to voluntarily dismiss his claim against Garrett Motion Inc. in light of the Company’s bankruptcy; this request was granted.
On October 5, 2020, another putative securities class action complaint was filed against certain current and former Garrett officers and directors in the United States District Court for the Southern District of New York. This case bears the caption: The Gabelli Asset Fund, The Gabelli Dividend & Income Trust, The Gabelli Value 25 Fund Inc., The Gabelli Equity Trust Inc., SM Investors LP and SM Investors II LP, on behalf of themselves and all others similarly situated, v. Su Ping Lu, Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, Craig Balis, Thierry Mabru, Russell James, Carlos M. Cardoso, Maura J. Clark, Courtney M. Enghauser, Susan L. Main, Carsten Reinhardt, and Scott A. Tozier, Case No. 1:20-cv-08296-JPC (SDNY) (the “Gabelli Action”). The Gabelli Action also asserted claims under Sections 10(b) and 20(a) of the Exchange Act.
On November 5, 2020, another putative securities class action complaint was filed against certain current and former Garrett officers and directors in the United States District Court for the Southern District of New York. This case bears the caption: Joseph Froehlich, Individually and On Behalf of All Others Similarly Situated, v. Olivier Rabiller, Allesandro Gili, Peter Bracke, Sean Deason, and Su Ping Lu, Case No. 1:20-cv-09279-JPC (SDNY) (the “Froehlich Action”). The Froehlich Action also asserted claims under Sections 10(b) and 20(a) of the Exchange Act.
All three actions are currently assigned to Judge John P. Cronan. Su Ping Lu filed a waiver of service in the Gabelli Action on November 10, 2020. On November 24, 2020, competing motions were filed seeking the appointment of lead plaintiff and lead counsel and the consolidation of the Husson, Gabelli, and Froehlich Actions.
On December 8, 2020, counsel for the plaintiffs in the Gabelli Action — the Entwistle & Cappucci law firm — filed an unopposed stipulation and proposed order that would (1) appoint the plaintiffs in the Gabelli Action — the “Gabelli Entities” — the lead plaintiffs; (2) would appoint Entwistle & Cappucci as lead counsel for the plaintiff class; and (3) consolidate the Gabelli Action, the Husson Action, and the Froehlich Action (the “Consolidated D&O Action”). On January 21, 2021, the Court granted the motion to consolidate the actions and granted the Gabelli Entities’ motions for appointment as lead plaintiff and for selection of lead counsel. On February 25, 2021, plaintiffs filed a Consolidated Amended Complaint for Violation of the federal securities laws.
The Company’s insurer, AIG, has accepted the defense, subject to the customary reservation of rights.
The bankruptcy court set a bar date of March 1, 2021 for current and former shareholders to file claims against the Debtors arising from rescission of a purchase or sale of Old Common Stock, for damages arising from the purchase or sale of Common Stock of Garrett Motion Inc., or for reimbursement or contribution allowed under section 502 of the Bankruptcy Code on account of such claims arising (or deemed to have arisen) prior to the Petition Date for all securities claims arising prior to the Petition Date. We are not yet able to assess the likelihood that any such claims will be allowed. To the extent allowed, each holder of such claims pursuant to the Plan would be entitled to receive (i) its pro-rata share of the aggregate cash payments received or recoverable from any insurance policies of the Company on account of any such allowed claims and (ii) solely to the extent that such payments are less than the amount of its allowed claim, payment in full of the remaining amount of its allowed claim, at the option of the reorganized Debtors, in cash or a number of shares of Common Stock at a value of $6.25 per share.
The Company agreed with the Gabelli Entities and their lead counsel to permit a class claim to be recognized in the bankruptcy court and to have securities claims against the Company to be litigated in the district court alongside the Consolidated D&O Action. The Gabelli Entities have agreed that any recoveries against Garrett Motion Inc. on account of securities claims litigated through the class claim are limited to available insurance policy proceeds. On July 2, 2021, the bankruptcy court entered an order approving the joint request from the Company and the Gabelli Entities to handle the securities claims against Garrett Motion Inc. in this manner.
The Gabelli Entities were authorized, and on July 22, 2021 filed a second amended complaint to add claims against Garrett Motion Inc. On August 11, 2021, Garrett Motion Inc., Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, Russell James, Carlos Cardoso, Maura Clark, Courtney Enghauser, Susan Main, Carsten Reinhardt, and Scott Tozier filed a motion to dismiss with respect to claims asserted against them. On the same day, Su Ping Lu, who is represented separately, filed a motion to dismiss with respect to the claims asserted against her. Lead plaintiffs’ opposition to the motions to dismiss was filed on October 26, 2021, and reply briefs are due on or before December 8, 2021.
Brazilian Tax Matters
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits (“Befiex Credits”) between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of September 30, 2021 was $30 million including penalties and interest. The Company appealed the infraction notice on October 23, 2020. In March 2021, in response to our request, the Brazilian Tax Authorities reconsidered their position for a portion of the $30 million mentioned above and allowed Garrett Motion Brazil the right to offset Federal Tax with the Befiex Credits. The letter does not qualify as a formal decision and requires formal recognition from the Judge and from the Federal Judgement Office in charge of the disputes. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.
Other Commitments and Contingencies
We are subject to other lawsuits, investigations and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurring and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.
Note 23. Pension Benefits
We sponsor several funded U.S. and non-U.S. defined benefit pension plans. Significant plans outside the U.S. are in Switzerland and Ireland. Other pension plans outside the U.S. are not material to the Company, either individually or in the aggregate.
Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2021. We expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2021, of which $6 million has been contributed through the first nine months of the year.

Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plans		Non-U.S. Plan,		U.S. Plans		Non-U.S. Plan,
	2021	2020	2021	2020	2021	2020	2021	2020
	(Dollars in millions)
Service cost	$—	$—	$3	$2	$1	$1	$8	$7
Interest cost	1	1	—	—	3	4	1	1
Expected return on plan assets	(3)	(3)	(2)	(1)	(8)	(8)	(5)	(4)
Amortization of prior service (credit)	—	—	—	—	—	—	(1)	—
	$(2)	$(2)	$1	$1	$(4)	$(3)	$3	$4
For both our U.S. and non-U.S. defined benefit pension plans, we estimate the service and interest cost components of net periodic benefit (income) cost by utilizing a full yield curve approach in the estimation of these cost components by applying the specific spot rates along the yield curve used in the determination of the pension benefit obligation to their underlying projected cash flows. This approach provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates.

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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the three and nine months ended September 30, 2021.
Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding the following, are forward-looking statements: statements regarding our future results of operations and financial position, the consequences of the Chapter 11 Cases, other potential claims against the Debtors related to the Chapter 11 Cases, the anticipated impact of the COVID-19 pandemic and expected recovery on our business, results of operations and financial position, expectations regarding the growth of the turbocharger and electric vehicle markets and other industry trends, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, anticipated investments in our business, our business strategy, pending litigation, anticipated interest expense, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including:
•the consequences of our recent emergence from bankruptcy;
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
•changes in the volume of products we produce and market demand for such products and prices we charge and the margins we realize from the sales of our products;
•any loss of, or a significant reduction in purchases by, our largest customers, material nonpayment or nonperformance by any of our key customers, and difficulty collecting receivables;
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
•changes in legislation or government regulations or policies, including with respect to CO2 reduction targets in Europe as part of the Green Deal objectives or other similar changes and growing recognition among consumers of the dangers of climate change, which may affect demand for our products, our supply chain, and our results of operations;
•risks related to international operations and our investment in foreign markets, including risks related to the withdrawal of the United Kingdom from the European Union;
•the terms of our indebtedness and our ability to access capital markets;
•unforeseen adverse tax effects;
•inability to recruit and retain qualified personnel; and
•the other factors described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated in this Quarterly Report on Form 10-Q, and our other filings with the SEC.
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
Overview and Business Trends

Garrett designs, manufactures and sells highly engineered turbocharger and electric-boosting technologies for light and commercial vehicle original equipment manufacturers (“OEMs”) and the global vehicle independent aftermarket as well as automotive software solutions. These OEMs, in turn, ship to consumers globally. We are a global technology leader with significant expertise in delivering products across gasoline, diesel, natural gas and electric (hybrid and fuel cell) powertrains. These products are key enablers for fuel economy and emissions standards compliance.
Market penetration of vehicles with a turbocharger is expected to increase from approximately 52% in 2020 to approximately 54% by 2024, according to IHS Markit (“IHS”) for light vehicle and other industry sources for commercial vehicle on-highway and off-highway, which we believe will allow the turbocharger market to grow at a faster rate than overall automobile production in the short to medium term. In the first half of 2021, a significant increase in battery electric vehicle (“BEV”) sales has been observed in Europe and China, with BEV representing, respectively 6% and 8% of vehicles sold. In China, renewed sales incentives, especially in Tier 2 and Tier 3 cities, as well as non-financial incentives such as more generous license-plate quotas for major metropolitan areas, bolster Chinese BEV penetration. In Europe, the COVID-19 stimulus packages are mostly directed to electric vehicles, as well as fleet average CO2 targets to be achieved by OEMs are supporting BEV penetration. The Company acknowledges that short-term, selling price, charging time, charging infrastructure availability and profitability issues for OEMs remain challenges to adoption. In the long-term, the expected revision of CO2 reduction targets by 2030 proposed by the E.U. could drive a further increase of BEV penetration in Europe beyond currently forecasted levels. In the USA, the expected tightening of CO2/mileage targets is expected to drive higher turbo penetration in the short to medium-term. Mid-to-long-term, the US President has signed an executive order with the goal of making half of all new vehicles sold in 2030 zero-emissions vehicles, including battery electric, plug-in hybrid electric, or fuel cell electric vehicles, which is expected to impact the powertrain mix. In China, the roadmap released by the China Society of Automotive Engineers, Energy-saving and New Energy Vehicle Technology Roadmap 2.0, outlines a technology path for the next ten years that aims at finding a balance between fuel consumption improvement for hybrids and the introduction of electric vehicles. In that context, the turbocharger industry is expected to keep contributing to fuel economy optimization of both conventional gasoline and diesel vehicles and hybrid vehicles.
In the short to medium term, we believe that turbo penetration will grow as turbos remain one of the most cost-efficient levers to improve the fuel efficiency of conventional gasoline and diesel vehicles as well as hybrid vehicles. In addition, fuel cell vehicles also require a high-performance electric boosting system. In the commercial vehicle market, we expect a slower transition to BEVs, which could also bolster turbo penetration. Growth in the turbo market is expected in all regions, with special mention for high-growth regions in Asia, where rising income levels continue to drive long-term automotive and vehicle content demand. While these positive factors do not isolate the turbo industry from fluctuations in global vehicle production volumes, such factors may mitigate the negative impact of macroeconomic cycles. At the same time, the global semiconductor shortage is creating uncertainty across multiple industries, including the automotive industry, and will keep influencing our operating activity until mid of 2022 at least. Automotive OEMs have reduced production plans in the first two quarters of 2022. The Company is currently reviewing production levels at OEM plants and is closely monitoring supply-chain disruptions related to semiconductor shortages in an effort to minimize the impact of the bottleneck in supply and to mitigate any potential disruption in production. In addition, our business uses substantial amounts of energy in production, and our production activities may therefore be impacted by power outages in the places where we produce our products, such as China (Jiangsu province in particular). As of September 30, 2021, Garrett plants in China have not experienced power outage impacts at our own production facilities. However, reduced supplier capacity may not meet our demands, and we may also encounter demand reduction from customers or power cuts in our own plants going forward. Any power outage impacts are closely monitored. In addition, as of September 30, 2021, the global economy has experienced an increased risk of shortages and other disruptions to global supply chains, including as a result of the continuing impact of the COVID-19 pandemic.
Emergence from Chapter 11
For more detailed information regarding our emergence from Chapter 11, see Note 2, Plan of Reorganization of the Notes to the Consolidated Interim Financial Statements.
Impact of COVID-19 Pandemic
After the extensive impact on our sales in the second half of 2020 caused by the COVID-19 pandemic, we have observed a fast recovery in all geographies since mid-2020, which enabled us to ramp up production in most of our production sites to normal levels in the third quarter of 2020 and continuing through the third quarter of 2021, despite the resurgence of infection rates in the U.S. and European Union. If the COVID-19 pandemic, despite vaccination campaigns, drives new lockdown measures impacting our manufacturing facilities, our facilities may be forced to shut down or operate at reduced capacity again. Additional or continued facility closures or reductions in operations could significantly reduce our production volumes and have a material adverse impact on our business, results of operations and financial condition.
According to IHS and other industry sources, in 2020 a 16% decrease in global light vehicle production and a 5% decline in commercial vehicle production was observed, a larger drop than during the financial crisis in 2008 and 2009. In 2021, a partial recovery is expected with a rebound of light vehicle production of 2% and commercial vehicles of 5%. As a result, we estimate that a contraction of approximately 12% for the combined light and commercial vehicle turbocharger industry volume occurred in 2020 and rebound is not expected until 2022 due to semiconductor shortage in the overall automotive industry. We have prepared contingency plans for multiple scenarios that we believe will allow us to react swiftly to changes in customer demand while protecting Garrett’s long-term growth potential. The supplies needed for our operations were generally available throughout 2020. In limited circumstances, certain suppliers experienced financial distress during 2020, resulting in supply disruptions. In line with the action already started in 2020, we continue to systematically monitor supplier risks associated with COVID-19 and other material supply shortages and believe we have substantially addressed such risks with manageable economic impacts, including the use of premium freight or adjusted payment terms that are limited in time. In addition, we have implemented cost control measures and cash management actions, including:
•Postponing capital expenditures;
•Optimizing working capital requirements;
•Lowering discretionary spending;
•Flexing organizational costs by implementing short-term working schemes;
•Reducing temporary workforce and contract service workers; and
•Restricting external hiring.

The following charts show our percentage of revenues by geographic region and product line for the three and nine months ended September 30, 2021 and the percentage change from the prior year comparable period.

By Geography
Three Months Ended September 30, 2021    Nine Months Ended September 30, 2021

By Product Line

Three Months Ended September 30, 2021
Nine Months Ended September 30, 2021
•We are a global business that generated revenues of approximately $0.8 billion and $2.8 billion for the three and nine months ended September 30, 2021, respectively.

•Light vehicle products (which includes diesel and gas products, including products for passenger cars, SUVs, light trucks, and other products) accounted for approximately 66% and 68% of our revenues for the three and nine months ended September 30, 2021, respectively. Commercial vehicle products (products for on-highway trucks and off-highway trucks, construction, agriculture and power-generation machines) accounted for 19% and 19% of our revenues for the three and nine months ended September 30, 2021, respectively.
•Our OEM sales contributed approximately 85% and 87% of our revenues while our aftermarket and other products contributed 15% and 13% of our revenues for the three and nine months ended September 30, 2021, respectively.
•Approximately 47% and 51% of our revenues came from sales to customers located in Europe, 34% and 33% from sales to customers located in Asia, 17% and 15% from sales to customers in North America, and 2% and 1% from sales to customers in other international markets for the three and nine months ended September 30, 2021, respectively.
Results of Operations for the three and nine months ended September 30, 2021 compared with the three and nine months ended September 30, 2020

Net Sales

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net sales	$839	$804	$2,771	$2,026
% change compared with prior period	4.4%		36.8%
Three Months Ended September 30, 2021 compared with Three Months Ended September 30, 2020
The change in net sales for the three months ended September 30, 2021 compared with the three months ended September 30, 2020 is attributable to the following:
Our net sales increased for the three months ended September 30, 2021 compared to the prior-year period by $35 million or 4.4% (including a favorable impact of $18 million or 2.2% due to foreign currency translation driven by a higher Euro-to-US dollar exchange rate).
Gasoline product sales increased by $10 million or 3% (including a favorable impact of $11 million or 3% due to foreign currency translation) over the same period last year, with both ramp-up to peak volumes and new launches of certain products in North America and other regions partially offsetting the impact of the semiconductor shortage on net sales in Europe.
Diesel product sales in the period decreased by $9 million or 4% (including a favorable impact of $4 million or 1% due to foreign currency translation), primarily driven by the impact of the semiconductor shortage on net sales in Europe.

Commercial vehicle sales increased by $17 million or 12% (including a favorable impact of $2 million or 2% due to foreign currency translation), primarily driven by the continuing recovery in customer demand following the pandemic related disruptions experienced in 2020, with both ramp-up to peak volumes and new launches of certain products in Europe and North America off-highway business, which offset the market decline in China following the implementation of the heightened China 6a emissions standards for heavy-duty trucks on 1 July 2021 and in North America on-highway due to component shortage.
Aftermarket sales improved by $20 million or 23% (including a favorable impact of $1 million or 1% due to foreign currency translation), primarily driven by North America off-highway business and service replacements in aftermarket, following economic recovery in major regions after pandemic related disruptions.
Nine Months Ended September 30, 2021 compared with Nine Months Ended September 30, 2020
The change in net sales for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020 is attributable to the following:
Our net sales increased for the nine months ended September 30, 2021 compared to the prior-year period by $745 million or 36.8% reported (including a favorable impact of $143 million or 7.1% due to foreign currency translation driven by a higher Euro-to-US dollar exchange rate).
Gasoline product sales increased by $307 million or 40% (including a favorable impact of $64 million or 8% due to foreign currency translation), primarily driven by the continuing recovery in customer demand following the pandemic related disruptions experienced in 2020, with both ramp-up to peak volumes and new launches of certain products in North America and China.
Diesel product sales increased by $225 million or 38% (including a favorable impact of $49 million or 9% due to foreign currency translation), primarily driven by the strong recovery in customer demand in the first six months ending June, 30 2021 following the pandemic related disruptions experienced in 2020, which was partially offset by the semiconductor shortage in the three months ended September 30, 2021.
Commercial Vehicle sales increased by $150 million or 39% (including a favorable impact of $19 million or 5% due to foreign currency translation), primarily driven by the continuing recovery in customer demand following the pandemic related disruptions experienced in 2020 and with both ramp-up to peak volumes and new launches of certain products in Europe and China.
Aftermarket sales increased by $61 million or 26% (including a favorable impact of $9 million or 4% due to foreign currency translation), primarily due to continuing recovery in customer demand following the pandemic-related disruptions experienced in 2020 driven by service replacements.

Cost of Goods Sold

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Cost of goods sold	$676	$657	$2,219	$1,661
% change compared with prior period	2.9%		33.6%
Gross profit percentage	19.4%	18.3%	19.9%	18.0%
Three Months Ended September 30, 2021 compared with Three Months Ended September 30, 2020
Costs of goods sold increased for the three months ended September 30, 2021 compared to the prior-year period by $19 million or 2.9% (including an unfavorable impact of $14 million or 2.1% due to foreign currency translation). This increase in cost of goods sold was primarily driven by higher direct material and labor costs of $10 million, an increase in freight costs of $7 million (of which $5 million represents transportation inflation), and an increase in R&D expenses of $5 million as we continue to invest in new technologies, which was partially offset by benefits from productivity including higher volume leverage.
Gross profit percentage increased by 1.1% primarily due to favorable impact of productivity (2.8%) and other factors (1.1%) mainly driven by the non-recurrence of environmental costs in Brazil incurred in the prior year and China Government incentives received in 2021, which was partially offset by unfavorable impacts from inflation (2.2%), unfavorable impacts from price net of a favorable mix (0.5%), and an unfavorable impact from repositioning costs (0.1%).

Nine Months Ended September 30, 2021 compared with Nine Months Ended September 30, 2020
Costs of goods sold increased in the nine months ended September 30, 2021 compared to the prior-year period by $558 million or 33.6% (including an unfavorable impact of $106 million or 6.4% due to foreign currency translation). This increase in cost of goods sold was primarily driven by higher direct material and labor costs of $462 million driven by higher volume, an increase in freight costs of $31 million (of which $15 million represents transportation inflation), as well as an increase in R&D expenses of $15 million as we continue to invest in new technologies.
Gross profit percentage increased by 1.9% primarily due to favorable impact of productivity including higher volume leverage (6.0%) and the favorable impacts from foreign and exchange rates (0.4%), partially offset by unfavorable impacts from mix and price (2.3%), unfavorable impacts from inflation (1.6%), unfavorable impact from repositioning costs (0.2%), and other factors (0.3%) mainly driven by prior year period cost savings actions to mitigate COVID-19 impact, which was partially offset by the non-recurrence of environmental costs in Brazil incurred in the prior year and China Government incentives received in 2021.
Selling, General and Administrative Expenses

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Selling, general and administrative expense	$60	$98	$166	$202
% of sales	7.2%	12.2%	6.0%	10.0%
Three Months Ended September 30, 2021 compared with Three Months Ended September 30, 2020
Selling, general and administrative (“SG&A”) expenses decreased for the three months ended September 30, 2021 compared to the prior-year period by $38 million, mainly driven by $44 million of the strategic planning costs incurred during the three months ended September 30, 2020. This was partially offset by labor inflation, higher accrual for employees incentives which reflect the expected payouts in 2021, a $2 million capital tax expense and an unfavorable impact of foreign exchange. We also implemented a number of cost savings initiatives in the three months ended September 30, 2020 to mitigate the impact of COVID-19, which were offset by the strategic planning costs incurred in the same period. As a percentage of net sales, SG&A for the three months ended September 30, 2021 was 7.2% versus 12.2% in the prior-year period.

Nine Months Ended September 30, 2021 compared with Nine Months Ended September 30, 2020
SG&A expenses decreased for the nine months ended September 30, 2021 compared to the prior-year period by $36 million, mainly driven by $51 million of strategic planning costs incurred during the nine months ended September 30, 2020. This was partially offset by labor inflation, higher accrual for employees incentives which reflect the expected payouts in 2021 and an unfavorable impact of foreign exchange. We also implemented a number of costs savings initiatives in the nine months ended September 30, 2020 to mitigate the impact of COVID-19, which were offset by the strategic planning costs incurred in the same year period. As a percentage of net sales, SG&A for the nine months ended September 30, 2021 was 6.0% versus 10.0% in the prior-year period.
Other Expense, Net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020

Other expense, net	$—	$14	$1	$45
% of sales	—%	1.7%	—%	2.2%
Three Months Ended September 30, 2021 compared with Three Months Ended September 30, 2020
Other expense, net decreased for the three months ended September 30, 2021 compared to the prior-year-period by $14 million. The decrease is attributable to the cancellation of the liability related to the Honeywell Indemnity Agreement and associated litigation, following our emergence from Chapter 11.
Nine Months Ended September 30, 2021 compared with Nine Months Ended September 30, 2020
Other expense, net decreased for the nine months ended September 30, 2021 compared to the prior-year-period by $44 million. The decrease is attributable to the cancellation of the liability related to the Honeywell Indemnity Agreement and associated litigation, following our emergence from Chapter 11.
Interest Expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Interest expense	$25	$20	$70	$56
Three Months Ended September 30, 2021 compared with Three Months Ended September 30, 2020
Interest expense increased in the three months ended September 30, 2021 compared to the prior-year period by $5 million, primarily due to $11 million in accretion expense on the Series B Preferred Stock, partially offset by $5 million lower interest expense on our current credit facilities compared to our credit facility in the prior-year period, before emergence from Chapter 11.
Nine Months Ended September 30, 2021 compared with Nine Months Ended September 30, 2020
Interest expense increased in the nine months ended September 30, 2021 compared to the prior-year period by $14 million, mainly due to $18 million accrued on the Series B Preferred Stock and the addition of supplementary financing under our Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (as amended, restated, supplemented or otherwise modified from time to time, the “DIP Credit Agreement”), partially offset by prior year period fees related to amendments to our previous credit facilities.

Non-operating (income) expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Non-operating (income) expense	$(4)	$1	$(4)	$(7)
Three Months Ended September 30, 2021 compared with Three Months Ended September 30, 2020
Non-operating (income) expense for the three months ended September 30, 2021 increased to an income of $4 million from an expense of $1 million in the prior-year period, primarily due to foreign exchange rates fluctuations related to the debt, which were unhedged due to the restrictions placed on the Company in Chapter 11 Cases.
Nine Months Ended September 30, 2021 compared with Nine Months Ended September 30, 2020
Non-operating (income) expense for the nine months ended September 30, 2021 decreased $3 million from income of $7 million in the prior-year period, primarily due to foreign exchange rates fluctuations related to the debt, which were unhedged due to the restrictions placed on the Company in Chapter 11 Cases, partially offset by higher non-service pension benefit in the current year period.
Reorganization items, net

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Reorganization items, net	$(9)	$4	$(130)	$4
Three Months Ended September 30, 2021 compared with Three Months Ended September 30, 2020
Reorganization items, net for the three months ended September 30, 2021 were a $9 million gain, representing the reversal of the excess accrual of professional service fees related to the Chapter 11 Cases. During the prior-year period, $6 million of expense within reorganization items was attributable to the write-off on debt issuance costs of the Pre-petition Credit Agreement.
Nine Months Ended September 30, 2021 compared with Nine Months Ended September 30, 2020
Reorganization items, net for the nine months ended September 30, 2021 were a $130 million gain, representing a $502 million gain on the settlement of Honeywell claims, partially offset by $173 million professional service fees related to the Chapter 11 Cases, $79 million related to the termination of and expense reimbursement under the Stalking Horse Purchase Agreement, $39 million in Directors and Officers insurance related to Chapter 11 Cases, a $25 million write off on debt issuance costs of the Pre-petition Credit Agreement debt, $13 million in employee stock awards cancellation and $43 million in other costs mainly related to unsecured notes settlement. During the prior-year period, $6 million were attributable to the write-off on debt issuance costs of the Pre-petition Credit Agreement.

Tax Expense

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Tax expense	$28	$(1)	$82	$11
Effective tax rate	30.8%	(10.0)%	18.3%	16.9%
See Note 7, Income Taxes of the Notes to the Consolidated Interim Financial Statements for a discussion of the change in effective tax rates for the three and nine months ended September 30, 2021 versus the prior-year periods.
Net Income

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net income	$63	$11	$367	$54
Three Months Ended September 30, 2021 compared with Three Months Ended September 30, 2020
As a result of the factors described above, net income was $63 million for the three months ended September 30, 2021 as compared to net income of $11 million for the three months ended September 30, 2020.
Nine Months Ended September 30, 2021 compared with Nine Months Ended September 30, 2020
As a result of the factors described above, net income was $367 million for the nine months ended September 30, 2021 as compared to net income of $54 million for the nine months ended September 30, 2020.
Non-GAAP Measures
Management intends to provide non-GAAP financial information to supplement the understanding of our business operations and performance, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the most directly comparable GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be comparable to other similarly titled measures used by other companies. Additionally, the non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of the Company’s operating results as reported under GAAP.

EBITDA and Adjusted EBITDA(1)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net income — GAAP	$63	$11	$367	$54
Net interest expense	24	19	67	53
Tax expense (benefit)	28	(1)	82	11
Depreciation	23	23	70	60
EBITDA (Non-GAAP)	$138	$52	$586	$178
Other expense, net (which consists of indemnification, asbestos and environmental expenses)(2)	—	14	—	44
Non-operating income(3)	(3)	(3)	(9)	(8)
Reorganization items, net(4)	(9)	4	(130)	4
Stock compensation expense(5)	2	2	5	8
Repositioning charges(6)	3	2	14	8
Foreign exchange loss on debt, net of related hedging loss	—	5	9	4
Professional service costs(7)	1	44	1	53
Capital tax expense(8)	2	—	2	—
Adjusted EBITDA (Non-GAAP)	$134	$120	$478	$291

(1)We evaluate performance based on EBITDA and Adjusted EBITDA. We define “EBITDA” as our net income/loss calculated in accordance with U.S. GAAP, plus the sum of net interest expense/income, tax expense/benefit and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of non-operating income/expense, other expenses, net (which consists of indemnification, asbestos and environmental expenses), stock compensation expense, reorganization items, net, repositioning charges, foreign exchange gain (loss) on debt, net of related hedging (gain) loss, Spin-Off costs, professional services costs and Capital tax expense. We believe that EBITDA and Adjusted EBITDA are important indicators of operating performance and provide useful information for investors because:
•EBITDA and Adjusted EBITDA exclude the effects of income taxes, as well as the effects of financing and investing activities by eliminating the effects of interest and depreciation expenses and therefore more closely measure our operational performance; and
•certain adjustment items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effect in a given period, which affects the comparability of our results.
In addition, our management may use Adjusted EBITDA in setting performance incentive targets to align performance measurement with operational performance.
(2)The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Honeywell Indemnity Agreement with Honeywell entered into on September 12, 2018, under which Garrett ASASCO was expected to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to Honeywell’s former Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Bendix business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. The Plan as confirmed by the Bankruptcy Court includes a global settlement with Honeywell providing for, among other things, the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Honeywell Agreements.

(3)Non-operating income adjustment includes the non-service component of pension expense and other expense, net and excludes interest income, equity income of affiliates, and the impact of foreign exchange.
(4)The Company applied ASC 852 for periods subsequent to the Petition Date to distinguish transactions and events that were directly associated with the Company’s reorganization from the ongoing operations of the business. Accordingly, certain expenses and gains incurred during the Chapter 11 Cases are recorded within Reorganization items, net in the Consolidated Interim Statements of Operations. The Company applied U.S. GAAP for the period subsequent to the Effective Date. See Note 1, Background and Basis of Presentation of the Notes to the Consolidated Interim Financial Statements.
(5)Stock compensation expense adjustment includes only non-cash expenses.
(6)Repositioning charges adjustment primarily includes severance costs related to restructuring projects to improve future productivity.
(7)Professional service costs consist of professional service fees related to strategic planning for the Company. Costs incurred in 2020 relate to the period before the Debtors filed for relief under Chapter 11 of the Bankruptcy Code in September 2020. Costs incurred in 2021 relate to strategic planning activities for the Company which occurred following the effective date. We consider these costs to be unrelated to our ongoing core business operations.
(8)The canton of Vaud, Switzerland generally provides for crediting the cantonal corporate income tax against capital tax. There was no income tax payable for the period ended September 30, 2021 and therefore the 2021 capital tax due of $2 million was recorded in Selling, General, and Administrative expenses.

Three Months Ended September 30, 2021 compared with Three Months Ended September 30, 2020

For the three months ended September 30, 2021, Garrett’s Adjusted EBITDA of $134 million increased $14 million compared to the same period last year, mainly due to benefits from productivity and positive mix, offset by metal, labor and transportation inflation. In the three months ended September 30, 2021, our volumes totaled 3.1 million units, a decrease of approximately 1% from the three months ended September 30, 2020 and a decrease of 8.8% from the three months ended June 30, 2021.
Our Adjusted EBITDA margin in the three months ended September 30, 2021 of 16.0% represented a year-over-year improvement of 105 basis points.
We benefited from a positive sales mix in the three months ended September 30, 2021 due to the global semiconductor shortages as OEMs are placing greater effort in producing their larger, higher-margin vehicles. We also maintained our focus on productivity in the three months ended September 30, 2021 as rising commodity prices led to higher raw material costs, particularly for aluminum and steel. We recovered a majority of the increase from our customer pass-through agreements, especially for nickel, and continue to actively manage our supply base and cost recovery mechanisms with the aim of minimizing the impact of materials cost inflation.
SG&A increased by $3 million which represents labor inflation year-over-year. Also, for the three months ended September 30, 2020, we took a number of temporary cost control and cash management actions to combat the Covid crisis. R&D expenses increased by $5 million as we continue to invest in new technologies. The benefit from foreign currency translation in the three months ended September 30, 2021 was $2 million.
Nine Months Ended September 30, 2021 compared with Nine Months Ended September 30, 2020
For the nine months ended September 30, 2021, Garrett’s Adjusted EBITDA of $478 million increased $187 million compared to the same period last year, mainly due to benefits from volume and productivity, partially offset by mix and metal, labor and transportation inflation. In 2021, our volumes totaled 10.4 million units, an increase of approximately 30% from 2020.

Our Adjusted EBITDA margin year-to-date of 17.3% represented a year-over-year improvement of 290 basis points. We started the year with high volume demand following the COVID-19 crisis recovery, but have been facing demand volatility driven by the global semiconductor shortage, primarily for the three months ended June 30, 2021 and September 30, 2021.
We also maintained our focus on productivity in the nine months ended September 30, 2021 as rising commodity prices led to higher raw material costs, particularly for aluminum and steel. We recovered a majority of the increase from our customer pass-through agreements, especially for nickel, and continue to actively manage our supply base and cost recovery mechanisms to minimize the impact of materials cost inflation.
SG&A increased by $16 million and includes year-over-year labor inflation and increased accrual for employee incentives, reflecting expected payout in 2021 and was partially offset by bad debt recovery. Also, for the six months ended September 30, 2020, we took a number of temporary cost control and cash management actions to combat the Covid crisis. R&D expenses increased by $15 million as we continue to invest in new technologies. The benefit from foreign currency translation in the nine months ended September 30, 2021 was $33 million and was primarily driven by a higher Euro-to-US dollar exchange rate versus the prior-year period.
Cash flow from operations less Expenditures for property, plant and equipment (1)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in millions)
Net cash (used for) provided by operating activities — GAAP	$(55)	$(41)	$(446)	$(136)
Expenditures for property, plant and equipment	(34)	(16)	(74)	(79)
Cash flow from operations less Expenditures for property, plant and equipment (Non-GAAP)	$(89)	$(57)	$(520)	$(215)

(1)Cash flow from operations less Expenditures for property, plant and equipment is a non-GAAP financial measure that reflects an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a supplemental understanding of factors and trends affecting our cash flows. Cash flow from operations less Expenditures for property, plant and equipment is calculated by subtracting Expenditures for property, plant and equipment from Net cash provided by (used for) operating activities. We believe it is a more conservative measure of cash flow, and therefore useful to investors, because purchases of fixed assets are necessary for ongoing operations. We believe it is important to view Cash flow from operations less Expenditures for property, plant and equipment as a supplement to our Consolidated Interim Statements of Cash Flows.
Cash flow from operations less Expenditures for property, plant and equipment (non-GAAP) decreased by $305 million for the nine months ended September 30, 2021 versus the prior-year period, primarily due to a $375 million payment to Honeywell pursuant to the Plan, in the current year period, partially offset by $6 million in prior-period payment to Honeywell. Additionally, there was an increase in net loss, net of deferred taxes and non-cash gains related to the reorganization of $46 million, partially offset by a favorable impact from working capital of $15 million and an increase of $102 million in other items (mainly other assets). Additionally, Expenditures for property, plant and equipment expenses decreased by $5 million.

Liquidity and Capital Resources
During the nine months ended September 30, 2021, we funded our operations primarily through the cash flows from operating activities, proceeds from the issuance of Series A Preferred Stock rights offerings and borrowings from Credit Facilities. On September 30, 2021, the Company reported a cash and cash equivalents position of $456 million (not including $78 million in restricted cash as of September 30, 2021) as compared to $592 million on December 31, 2020 (not including $101 million in restricted cash as of December 31, 2020). As of September 30, 2021, the Company had no borrowings outstanding under the Revolving Facility, $4 million of outstanding letters of credit, and available borrowing capacity of $296 million. In addition, on September 30, 2021, the Company had $1,237 million outstanding in Term Loan

Facilities and $24 million in available letter of credit facilities. On September 30, 2021, the Company filed the A&R Certificate of Designations amending and restating the terms of the Series B Preferred Stock. The A&R Certificate of Designations became effective on October 1, 2021. The A&R Certificate of Designations amended and restated the original Series B Certificate of Designations to, among other things, (i) require the Company to effect a Planned Partial Early Redemption and (ii) provide that the Holder Put Right cannot be exercised until after December 31, 2022 at the earliest (subject to the prior occurrence of a triggering event), unless the Planned Partial Early Redemption does not occur on or prior to March 31, 2022, in which case the Holder Put Right can be exercised (subject to the prior occurrence of a triggering event) after March 31, 2022 on the terms set forth in the A&R Certificate of Designations. In connection with the amendment to the Series B Certificate of Designations, Garrett expects to partially redeem the Series B Preferred Stock prior to the end of the first quarter of 2022, which would result in a cash payment of approximately $213 million as of January 1, 2022.
Emergence - Exit Financing and Entry into Credit Facilities
Upon our emergence from Chapter 11 proceedings on the Effective Date, the following transactions significantly improved the Company’s liquidity:
•Net proceeds from the issuance of Term Loan Facilities of $1,221 million;
•The Company obtained $300 million in commitments under a five-year secured first-lien multi-currency Revolving Facility, $125 million of which may be used for the issuance of letters of credit;
•The Company obtained a $35 million letter of credit facility for a term of five years;
•Debt repayment of $1,103 million in secured term loan facilities and accrued interest, repayment of $374 million in revolving credit facility, $461 million in Senior Notes and accrued interest and $101 million repayment of Debtor-in-possession Term Loan facility and accrued interest;
•Issuance of Series A Preferred Stock in a rights offering for $1,301 million;
•Settlement of $1,459 million of claims with Honeywell for a $375 million payment and the issuance of $577 million of Series B Preferred Stock.

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
Listing on NASDAQ
On September 20, 2020, we were notified by the New York Stock Exchange (the “NYSE”) that, as a result of the Chapter 11 Cases, the NYSE had commenced proceedings to delist our Common Stock from the NYSE. After certain administrative actions, our Common Stock was removed from listing and registration on the NYSE effective as of the opening of business on October 19, 2020. Following our emergence from Chapter 11, our Common Stock commenced trading on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “GTX” on May 3, 2021. On October 1, 2021, our Series A Preferred Stock commenced trading on Nasdaq under the ticker symbol “GTXAP.”

Cash Flow Summary for the Nine Months Ended September 30, 2021 and 2020

	For the Nine Months Ended September 30,
	2021	2020
	(Dollars in millions)
Cash (used for) provided by:
Operating activities	$(446)	$(136)
Investing activities	(73)	(79)
Financing activities	362	340
Effect of exchange rate changes on cash and restricted cash	(2)	3
Net decrease in cash, cash equivalents and restricted cash	$(159)	$128
Cash used for operating activities increased by $310 million for the nine months ended September 30, 2021 versus the prior-year period, primarily due to a $375 million payment to Honeywell pursuant to the Plan, in the current-year period, partially offset by $6 million from a prior-period payment to Honeywell. Additionally, there was an increase in net loss, net of deferred taxes and non-cash gains related to the reorganization of $46 million, partially offset by a favorable impact from working capital of $15 million and an increase of $102 million in other items including prepayments made in 2020 of approximately $39 million for Directors and Officers insurance in relation to our reorganization.
Cash used for investing activities decreased by $6 million for the nine months ended September 30, 2021 versus the prior-year period, primarily due to a decrease in Expenditures for property, plant and equipment of $5 million.
Cash provided by financing activities increased by $22 million for the nine months ended September 30, 2021 versus the prior-year period. The change was driven by $1,301 million in proceeds from the issuance of Series A Preferred Stock and $1,221 million in proceeds from the issuance of the new long-term debt, partially offset by $200 million repayments on the DIP Credit Agreement, $1,513 million payments of the old long-term debt and $69 million in payments for the Cash-Out election. Additionally, there was $497 million of full payment of our Old Revolving Facility, net of prior-year period proceeds.
Seasonality
Our business is typically moderately seasonal. Our primary North American customers historically reduce production during July and halt operations for approximately one week in December; our European customers generally reduce production during July and August and for one week in December; and our Chinese customers often reduce production during the period surrounding the Chinese New Year. Shut-down periods in the rest of the world generally vary by country. In addition, automotive production is traditionally reduced in July, August and September due to the launch of parts production for new vehicle models. Accordingly, our results have historically reflected this seasonality. Our sales predictability in the short term might also be impacted by sudden changes in customer demand, driven by our OEM customers’ supply-chain management.
We also typically experience seasonality in cash flow, as a relatively small portion of our full-year cash flow is typically generated in the first quarter of the year and a relatively large portion in the last quarter. This seasonality in cash flow is mostly caused by the timing of supplier payments for capital expenditures, changes in working capital balances related to the seasonality of our sales discussed above, and the impact of incentive payments to management. Additionally, tax payments are due based on jurisdictional requirements, which vary in timing throughout the year.
Contractual Obligations and Probable Liability Payments
There have been no material changes in the Company’s contractual obligations since June 30, 2021, other than the amendment to the Series B Certificate of Designations described above that has the effect of bringing forward the redemption of outstanding shares of Series B Preferred Stock such that the Present Value (as defined in the A&R Certificate of Designations) of all remaining outstanding shares of Series B Preferred Stock will be $400 million on or prior to March 31, 2022. The Company's new leases for use in its operations increased total lease payments by $19 million, but did not materially change our lease payments due within five years, compared to the amounts reported in our 2020 Form 10-K.

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

Critical Accounting Policies
The preparation of our Consolidated Interim Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. Actual results could differ from our estimates and assumptions, and any such differences could be material to our financial statements. Our critical accounting policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2020 Form 10-K. In connection with the filing of the Chapter 11 Cases on the Petition Date, the Consolidated Interim Financial Statements included herein have been prepared in accordance with FASB ASC Topic No. 852, Reorganizations. At the Effective Date, we did not meet the requirements under ASC 852 for fresh start accounting. See Note 1, Background and Basis of Presentation, of the Consolidated Interim Financial Statements for further details.
Recent Accounting Pronouncements
See Note 3, Summary of Significant Accounting Policies of the Notes to the Consolidated Interim Financial Statements for further discussion of recent accounting pronouncements.
Other Matters
Litigation and Environmental Matters
See Note 22, Commitments and Contingencies of the Notes to the Consolidated Interim Financial Statements for a discussion of environmental, asbestos and other litigation matters.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to the Company’s quantitative and qualitative disclosures about market risks as disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, in our 2020 Form 10-K. However, following the emergence from Chapter 11, the Pre-petition Credit Agreement and the Debtor-in-possession Term Loan (as well as the Indenture) have been replaced by the Credit Agreement, and our exposure to risk based on changes in interest rates now relates primarily to our Credit Agreement. The Company has also resumed ordinary course hedging transactions with its banks and is in a position to hedge foreign currency risks as well as interest rate risks, in each case subject to market conditions.
The Credit Agreement bears interest at floating rates. For our outstanding borrowings under the Credit Agreement as of September 30, 2021, a 50 basis point increase (decrease) in interest rates would not have materially increased (or decreased) our interest expense compared to the amount of interest that would have been incurred in the period since emergence based on the rates of interest in effect at September 30, 2021. For additional information regarding our Credit Agreement, see Note 15, Long-term Debt and Credit Agreements of the notes to the Consolidated and Combined Financial Statements.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
•changes in the volume of products we produce and market demand for such products and prices we charge and the margins we realize from the sales of our products;
•any loss of, or a significant reduction in purchases by, our largest customers, material nonpayment or nonperformance by any of our key customers, and difficulty collecting receivables;
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
•changes in legislation or government regulations or policies, including with respect to CO2 reduction targets in Europe as part of the Green Deal objectives or other similar changes and growing recognition among consumers of the dangers of climate change, which may affect demand for our products, our supply chain, and our results of operation;
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
Risks Related to Our Capital Structure:
•our ability to generate sufficient cash flows from operations to meet our debt service and other obligations;
•our ability to raise additional capital to fund our operations or react to changes in the economy or our industry;
•restrictions on our business and financing activities under our Credit Facilities and the terms of the Series A Preferred Stock;
•a potential downgrade in our credit ratings;
•Honeywell’s right to require the repayment of Series B Preferred Stock in full in certain circumstances;
•our dependence on cash flows generated by our subsidiaries;
•the failure of securities analysts to publish research or reports;
•potential conflicts of interests among certain of our stockholders;
•our ability to raise capital in the future and fund our capital requirements;
•the dilution of existing security holders upon grants pursuant to our equity incentive program; and
•anti-takeover provisions in our organizational documents.

Risks related to Our Series A Preferred Stock:
•a decline in the trading price of our Series A Preferred Stock;
•the subordination of Series A Preferred Stock to our indebtedness;
•restrictions on our ability to make dividend payments on our Series A Preferred Stock;
•the automatic and optional conversion of Series A Preferred Stock in certain circumstances; and
•our inability to maintain a listing of our Series A Preferred Stock on a national securities exchange.
Risks related to Our Common Stock:
•a decline in the trading price of our Common Stock;
•the subordination of our Common Stock to our Series A Preferred Stock and our indebtedness;
•the rights of Series A Preferred Stock holders to vote with Common Stock on an as-converted basis;
•limitations on our ability to pay dividends on or repurchase shares of Common Stock;
•the dilution of existing holders of Common Stock upon future issuances of equity securities;
•increased potential for short sales of Common Stock;
•our inability to maintain a listing of our Common Stock on a national securities exchange; and
•limitations on the ability of certain holders of our Common Stock to transfer or sell their securities.
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
The cost and availability of raw materials (including, but not limited to, grey iron, aluminum, stainless steel as well as a nickel, iron and chromium-based alloy) is a key element in the cost of our products. Our inability to offset material price inflation through increased prices to customers, formula or long-term fixed-price contracts with suppliers, productivity actions or through commodity hedges could adversely affect our results of operations.
We obtain components and other products and services from numerous suppliers and other vendors throughout the world. Many major components and product equipment items are procured or subcontracted on a single- or sole-source basis. Although we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. For example, in the first nine months of 2021, the global automotive market experienced shortages in the supply of semiconductors due to global supply constraints, resulting in reduced automobile production volumes, which had a knock-on effect on demand for Garrett’s products. Such semiconductor shortages are expected to continue in the future and could affect Garrett’s supply of components, as well as continue to affect demand for Garrett’s products. Short- or long-term capacity constraints or financial distress at any point in our supply chain could disrupt our operations and adversely affect our financial performance, particularly when the affected suppliers and vendors are the sole sources of products that we require or that have unique capabilities, or when our customers have directed us to use those specific suppliers and vendors. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial contracts, and could result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships. Our business also uses substantial amounts of energy in production, and our production activities may therefore be impacted by power outages in the places where we produce our products, such as China (Jiangsu province in particular). As of September 30, 2021, Garrett plants in China have not experienced power outage impacts at our own production facilities. However, reduced supplier capacity may not meet our demands, and we may also encounter demand reduction from customers or power cuts in our own plants going forward. Any power outage impacts are closely monitored.
In addition, as of September 30, 2021, the global economy has experienced an increased risk of shortages and other disruptions to global supply chains, including as a result of the continuing impact of the COVID-19 pandemic. Such shortages and other disruptions to global supply chains may have an adverse impact on the cost and availability of raw materials, components, energy and other inputs used in our business, or in the businesses of our customers and suppliers, and may adversely affect our results of operations, financial condition and business.
We are exposed to a broad range of climate-related risks arising from both the non-physical and physical impacts of climate change and related risks, which may materially affect demand for our products, our supply chain, and our results of operations
The sales and margins of our business are directly impacted by government regulations, including safety, performance and product certification regulations, particularly with respect to emissions, fuel economy and energy efficiency standards for motor vehicles. Increased public awareness and concern regarding global climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions. While such requirements can promote increased demand for our turbochargers and other products, several markets in which we operate are undertaking efforts to more strictly regulate or ban vehicles powered by certain older-generation diesel engines. If such efforts are pursued more broadly throughout the market than we have anticipated, such efforts may impact demand for our aftermarket products. Changes in demand and emerging needs of customers that are not perceived adequately in advance and/or incorporated in the product development process (e.g., demand for eco-compatible products) may result in lower sales volumes and consequently affect our results of operations.
Certain markets in which we operate are also contemplating or undertaking multi-decade efforts to transition away from internal combustion engines in favor of hybrid or full-battery electric vehicles. For example, in Europe, in July 2021 the European Commission released its legislation package in connection with its commitment to reduce net greenhouse gas emissions by at least 55% by 2030, which identified electrification as the main instrument to reduce emissions in the road transport sector, and greenhouse gas emission standards for cars and vans is expected to result in a de facto ban on internal combustion engines by 2035. In the United States, in August 2021 the EPA proposed to revise existing national greenhouse gas emissions standards for passenger cars and light trucks for model years 2023-2026, while the President signed an executive order with the goal of making half of all new vehicles sold in 2030 zero-emissions vehicles, including battery electric, plug-in hybrid electric, or fuel cell electric vehicles. There is not yet a legislative framework in China, but we expect China to adopt similar proposals to Europe and the United States in the coming years.
If a transition to battery-electric vehicles is pursued more broadly throughout the market, is implemented more rapidly than we have anticipated, or if we overestimate the turbo penetration rate in hybrids, then the demand for our products could be impacted and our results of operations consequently could be affected.
Changing government regulations related to greenhouse gas emissions and energy efficiency and growing recognition among consumers of the dangers of climate change may also require changes at the product/production process level. These trends may also prompt automotive OEMs to make commitments to carbon neutrality, which could in turn prompt us to make changes at the product/production process level. This could require additional cost/investment to make products/production processes compliant and/or carbon neutral.
In addition to legislation and regulations, and business trends, the physical impacts of climate change present an area of risk. Floods, seismic events, other natural disasters or natural events causing damage threaten the functioning and/or continuity of the company and its suppliers. For example, in late July 2021, typhoon “Fireworks” resulted in disruption to our operations at our plant in Shanghai. Damage to operating assets/property in use, interruption or reduction in capability of production/processes, and/or product inventories deriving from climate-related natural events could result in additional costs for recovery and/or lost sales. Such events can also increase the risk of interruption or increasing costs due to the impacts of climate change on utility providers.
Industry and economic conditions may adversely affect the markets and operating conditions of our customers, which, in turn, can affect demand for our products and services and our results of operations.

We are dependent on the continued growth, viability and financial stability of our customers. A substantial portion of our customers are OEMs in the automotive industry. This industry is subject to rapid technological change often driven by regulatory changes, vigorous competition, short product life cycles and cyclical and reduced consumer demand patterns. In addition to general economic conditions, automotive sales and automotive vehicle production also depend on other factors, such as supplier stability, factory transitions, capacity constraints, the costs and availability of consumer credit, consumer confidence and consumer preferences. When our customers are adversely affected by these factors, we may be similarly affected to the extent that our customers reduce the volume of orders for our products. Economic declines and corresponding reductions in automotive sales and production by our customers, particularly with respect to light vehicles, have in the past had, and may in the future have, a significant adverse effect on our business, results of operations and financial condition. For example, in the first nine months of 2021, the global automotive market experienced shortages in the supply of semiconductors due to global supply constraints, resulting in reduced automobile production volumes, which had a knock-on effect on demand for Garrett’s products from our customers. Such semiconductor shortages are expected to continue in the future and could affect Garrett’s supply of components, as well as continue to affect demand for Garrett’s products.
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
It is possible that our having filed for bankruptcy and our recent emergence from the Chapter 11 Cases could adversely affect our business and relationships with vendors, suppliers, service providers, customers, employees and other third parties. Due to uncertainties, many risks exist, including the following:
•key suppliers could terminate their relationship or require financial assurances or enhanced performance;
•the ability to renew existing contracts and compete for new business may be adversely affected;
•the ability to attract, motivate and/or retain key executives and employees may be adversely affected;
•employees may be distracted from the performance of their duties or more easily attracted to other employment opportunities; and
•competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.
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
In connection with our disclosure statement relating to the Plan (the “Disclosure Statement”), and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from the Chapter 11 Cases. This projected financial information was prepared by, and is the responsibility of, our management. Our auditors, Deloitte SA, neither examined, compiled nor performed any procedures with respect to the projected financial information and, accordingly, Deloitte SA has expressed no opinion or any other form of assurance with respect thereto. Those projections were prepared solely for the Chapter 11 Cases and have not been, and will not be, updated on an ongoing basis. Those projections should not be relied upon in connection with the purchase or sale of the Common Stock or the Series A Preferred Stock. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections that were prepared in connection with the Disclosure Statement and the hearing to consider confirmation of the Plan.
Upon our emergence from bankruptcy, the composition of our Board of Directors changed significantly.
Pursuant to the Plan, the composition of our Board changed significantly upon our emergence from bankruptcy. Our Board is now made up of nine directors, comprising three directors designated by the Oaktree Investors, three directors designated by the Centerbridge Investors, one director elected by Honeywell, one director designated by the Additional Investors and one director that is a member of our executive management team. Furthermore, pursuant to the terms of the Investor Rights Agreement for the Series A Preferred Stock, the Centerbridge Investors and the Oaktree Investors each have the right to designate three directors for election to the Board at each meeting of stockholders of the Company, provided that the number of directors that the Centerbridge Investors and the Oaktree Investors each are entitled to designate will be subject to proportionate reduction in the event that the Centerbridge Investors or the Oaktree Investors, as applicable, cease to own at least 60%, 40% or 20% of their initial aggregate holdings of Common Stock (on an as-converted basis) as of the Effective Date. Furthermore, certain holders of our Series A Preferred Stock are entitled to designate one director for election to the Board at each meeting of stockholders of the Company, provided that such holders continue to own at least 60% of their initial aggregate holdings of Common Stock (on an as-converted basis) as of the Effective Date. Pursuant to the terms of the Certificate of Designations for the Series B Preferred Stock, Honeywell has the right to elect one director to the Board at each meeting of stockholders of the Company, provided that at least $125 million shares of Series B Preferred Stock remain outstanding. Effective as of September 30, 2021, Darius Adamczyk was replaced as Honeywell’s designee on the Board by Tina Pierce, Vice President and Chief Financial Officer of Honeywell’s Performance Materials and Technologies segment.
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
We have substantial consolidated indebtedness. On April 30, 2021, we entered into Credit Facilities consisting of (i) $715 million of USD-denominated term loans, (ii) €450 million of EUR-denominated term loans and (iii) a Revolving Facility of $300 million. As of September 30, 2021, we had approximately $1,237 million of consolidated outstanding indebtedness with respect to the Credit Facilities. Furthermore, we have substantial payment obligations to Honeywell under the terms of the Series B Preferred Stock (see “—We have substantial payment obligations to Honeywell under the terms of the Series B Preferred Stock” below). As of September 30, 2021, our liabilities with respect to our payment obligations to Honeywell under the terms of the Series B Preferred Stock were approximately $595 million (representing the present value of all remaining amortization payments due under the outstanding Series B Preferred Stock, discounted at a rate of 7.25% per annum). On September 30, 2021, the Company filed the A&R Certificate of Designations amending and restating the terms of the Series B Preferred Stock. The A&R Certificate of Designations became effective on October 1, 2021. The A&R Certificate of Designations amended and restated the Original Certificate of Designations to, among other things, (i) require the Company to effect a Planned Partial Early Redemption and (ii) provide that the Holder Put Right cannot be exercised until after December 31, 2022 at the earliest (subject to the prior occurrence of a triggering event), unless the Planned Partial Early Redemption does not occur on or prior to March 31, 2022, in which case the Holder Put Right can be exercised (subject to the prior occurrence of a triggering event) after March 31, 2022 on the terms set forth in the A&R Certificate of Designations.
Our projected annualized cash interest expense on our term debt (net of interest rate and cross-currency swaps and excluding commitment fees and letter of credit fees) would have been approximately $41 million based on our consolidated indebtedness and interest rates as at September 30, 2021, of which approximately $8 million represents cash interest expense on variable-rate obligations. Our ability to generate sufficient cash flows from operations to make payments for scheduled debt service and other obligations depends on a range of economic, competitive and business factors, many of which are outside of our control. Weakness in economic conditions and our performance beyond our expectations would exacerbate these risks. Our business may generate insufficient cash flows from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. To the extent our cash flow from operations is insufficient to fund our debt service and other obligations, aside from our current liquidity, we would be dependent on outside capital to meet the funding of our debt service and other obligations and to fund capital expenditures. We were previously forced to take actions to restructure and refinance our indebtedness and other obligations and there can be no assurances that we will be able to meet our scheduled debt service and other obligations in the future.
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
Under the terms of the Series B Preferred Stock issued to Honeywell pursuant to the Plan, we are obligated to pay an aggregate of $835 million to Honeywell, payable in annual cash installments beginning in 2022 and ending in 2030, subject to various conditions and put and call rights set forth in the Certificate of Designations for the Series B Preferred Stock. As of September 30, 2021, our liabilities with respect to our payment obligations to Honeywell under the terms of the Series B Preferred Stock were approximately $595 million (representing the present value of all remaining amortization payments due under the outstanding Series B Preferred Stock, discounted at a rate of 7.25% per annum).

On September 30, 2021, the Company filed the A&R Certificate of Designations amending and restating the terms of the Series B Preferred Stock. The A&R Certificate of Designations became effective on October 1, 2021. The A&R Certificate of Designations amended and restated the Original Certificate of Designations to, among other things, (i) require the Company to effect a Planned Partial Early Redemption and (ii) provide that the Holder Put Right cannot be exercised until after December 31, 2022 at the earliest (subject to the prior occurrence of a triggering event), unless the Planned Partial Early Redemption does not occur on or prior to March 31, 2022, in which case the Holder Put Right can be exercised (subject to the prior occurrence of a triggering event) after March 31, 2022 on the terms set forth in the A&R Certificate of Designations. Our ability to generate sufficient cash flows from operations to make such scheduled payments to Honeywell, or payments in connection with the exercise of put or call rights, will depend on a range of economic, competitive and business factors, many of which are outside of our control. Weakness in economic conditions and our performance beyond our expectations would exacerbate these risks. Our inability to generate sufficient cash flows to satisfy our obligations under the terms of the Series B Preferred Stock would have a material adverse effect on our results of operations, financial condition and business.
Our substantial indebtedness and other obligations could adversely affect our ability to raise additional capital to fund our operations and limit our ability to react to changes in the economy or our industry.
Our substantial consolidated indebtedness could have other important consequences, including but not limited to the following:
•it may limit our flexibility in planning for, or reacting to, changes in our operations or business;
•we are more highly leveraged than many of our competitors, which may place us at a competitive disadvantage;
•it may make us more vulnerable to downturns in our business or the economy;
•a substantial portion of our cash flows from operations will be dedicated to the repayment of our indebtedness and will not be available for other purposes;
•it may restrict us from making strategic acquisitions, introducing new technologies, or exploiting business opportunities;
•it may make it more difficult for us to satisfy our obligations with respect to our existing indebtedness and other obligations;
•it may adversely affect terms under which suppliers provide material and services to us; and
•it may limit our ability to borrow additional funds or dispose of assets.
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
The terms governing our outstanding debt and our Series A Preferred Stock contain, and any future indebtedness we incur would likely contain, numerous restrictive covenants that impose significant operating and financial restrictions on our ability to, among other things:
•incur or guarantee additional debt;

•pay dividends on our Series A Preferred Stock, Common Stock and make other distributions to our stockholders;
•create or incur certain liens;
•make certain loans, acquisitions or investments;
•engage in sales of assets and subsidiary stock;
•enter into sale/leaseback transactions;
•enter into transactions with affiliates; and
•transfer all or substantially all of our assets or enter into merger or consolidation transactions.
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
Under the terms of the Series B Preferred Stock, if (i) our Consolidated EBITDA (as defined in the Certificate of Designations for the Series B Preferred Stock) on a consolidated basis for the prior twelve months reaches $600 million for two consecutive quarters, (ii) a change of control occurs, (iii) we or our Board asserts in writing that any portion of the Series B Preferred Stock is invalid or unenforceable, (iv) our indebtedness outstanding under the Credit Facilities is accelerated (and such acceleration is not rescinded), or (v) we or any of our material subsidiaries file for bankruptcy or similar creditor protection then, in each case, Honeywell has the right to cause us to repurchase, or in the case of clauses (ii), (iii), (iv), and (v) we will be required to repurchase, all of the remaining Series B Preferred Stock, at an amount equal to the present value of all remaining amortization payments due under the outstanding Series B Preferred Stock, discounted at a rate of 7.25% per annum. On September 30, 2021, the Company filed the A&R Certificate of Designations amending and restating the terms of the Series B Preferred Stock. The A&R Certificate of Designations became effective on October 1, 2021. The A&R Certificate of Designations amended and restated the Original Certificate of Designations to, among other things, (i) require the Company to effect a Planned Partial Early Redemption and (ii) provide that the Holder Put Right cannot be exercised until after December 31, 2022 at the earliest (subject to the prior occurrence of a triggering event), unless the Planned Partial Early Redemption does not occur on or prior to March 31, 2022, in which case the Holder Put Right can be exercised (subject to the prior occurrence of a triggering event) after March 31, 2022 on the terms set forth in the A&R Certificate of Designations. Any such required repurchase could have a material adverse effect on our financial condition or available liquidity.
Our ability to carry out our business plan, fund and conduct our business, service our debt and pay dividends (if any) depends on cash flows generated by our subsidiaries.
As a holding company, our principal source of revenue and cash flow is distributions from our subsidiaries. Therefore, our ability to carry out our business plan, fund and conduct our business, service our debt and pay dividends (if any) in the future will depend on the ability of our subsidiaries to generate sufficient net income and cash flows to make upstream cash distributions to us. Our subsidiaries are separate legal entities, and although they may be wholly owned or controlled by us, they have no obligation to make any funds available to us, whether in the form of loans, dividends or otherwise. The ability of our subsidiaries to distribute cash to us may also be subject to, among other things, future restrictions that are contained in our subsidiaries’ agreements (as entered into from time to time), availability of sufficient funds in such subsidiaries and applicable laws and regulatory restrictions. Claims of creditors of our subsidiaries generally will have priority as to the assets of such subsidiaries over our claims and claims of our creditors and stockholders. To the extent the ability of our subsidiaries to distribute dividends or other payments to us could be limited in any way, this could materially limit our ability to fund and conduct our business, service our debt and pay dividends (if any).
If securities analysts do not publish research or reports about our business or if they downgrade or provide negative outlook on our stock or our sector, our stock price and trading volume could decline.
The trading markets for our shares of Common Stock and Series A Preferred Stock (together, the “Voting Securities”) rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more of the analysts who do cover us downgrade or provide negative outlook on Voting Securities or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our Voting Securities could decline. If one or more of these analysts cease coverage of our business or fail to publish reports on us regularly, we could lose visibility in the market, which, in turn could cause the price or trading volume of our Voting Securities to decline.
Ownership positions of certain of our stockholders may lead to conflicts of interest and could negatively impact the price of our securities.
In connection with emergence, Oaktree has previously reported that OCM Opps GTM Holdings LLC acquired 2,874,489 shares of Common Stock and 52,555,471 shares of Series A Preferred Stock, Oaktree Value Opportunities Fund Holdings LP acquired 718,622 shares of Common Stock and 14,374,581 shares of Series A Preferred Stock, and Oaktree Phoenix Investment Fund LP acquired 1,904,762 shares of Series A Preferred Stock as of April 30, 2021. In addition, Centerbridge has previously reported that Centerbridge Credit Partners Master, L.P. acquired 584,237 shares of Common Stock and 19,621,696 shares of Series A Preferred Stock and that Centerbridge Special Credit Partners III-Flex, L.P. acquired 2,805,763 shares of Common Stock and 48,985,486 shares of Series A Preferred Stock as of April 30, 2021. These shareholdings represent a significant portion of the total voting power of the Company’s outstanding Voting Securities. As a result, these two stockholders in and of themselves can influence significantly all matters requiring approval by our stockholders. These two stockholders may have interests that differ from other stockholders, and they may each vote in a way with which other stockholders disagree and either or both may be adverse in the future to the interests of other stockholders. The concentration of ownership of our Voting Securities may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their Voting Securities as part of a sale of our Company, and consequently may affect the market price of our Voting Securities. This concentration of ownership of our Voting Securities may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.
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
We have reserved 31,280,476 shares of our Common Stock for issuance pursuant to awards under the Garrett Motion Inc. 2021 Long-Term Incentive Plan adopted by the Board on May 25, 2021 (the “MIP”). We expect to make significant grants of Common Stock or options to purchase shares of Common Stock to our employees, officers or directors under the MIP, and, as of September 30, 2021, we have already granted equity-based awards with an aggregate value of $28 million with respect to 3,258,057 shares of Common Stock (assuming target performance for performance-based awards) to our employees, including significant awards that were granted to our executive officers shortly following our emergence from

Chapter 11. To the extent that shares of Common Stock are granted, or options to purchase Common Stock are granted, exercised and converted, existing holders of our equity securities may experience dilution. Any such issuances of Common Stock pursuant to the MIP will not require stockholder approval.
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
Certain provisions of our Second Amended and Restated Certificate of Incorporation, as amended (our “Certificate of Incorporation”) and our Second Amended and Restated Bylaws, as amended (our “Bylaws”), may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the Voting Securities held by our stockholders. These provisions provide for, among other things:
•the ability of our Board to issue, and determine the rights, powers and preferences of, one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; and
•certain limitations on convening special stockholder meetings.
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
The trading price of our Series A Preferred Stock may decline for many reasons, some of which are beyond our control. In the event of a drop in the market price of our Series A Preferred Stock, you could lose a substantial part or all of your investment in our Series A Preferred Stock. In connection with our emergence from bankruptcy, on April 30, 2021, we entered into the Registration Rights Agreement with the holders of our Common Stock and Series A Preferred Stock named therein to provide for resale registration rights for the holders’ Registrable Securities (as defined in the Registration Rights Agreement). Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement on Form S-1 (Registration No. 333-256659), registering (i) 243,265,707 shares of our Series A Preferred Stock, (ii) 52,471,709 shares of our Common Stock and (iii) 243,265,707 shares of our Common Stock issuable upon conversion of our Series A Preferred Stock (the “Resale Registration Statement”), in each case initially issued to the selling security holders in connection with our emergence from bankruptcy on April 30, 2021. The Resale Registration Statement was declared effective by the SEC on June 11, 2021, which may result in the resale of a substantial number of shares of our Common Stock or Series A Preferred Stock by the relevant selling security holders.
Numerous factors, including those described or referred to in this “Risk Factors” section, in the “Part I. Item 1A-Risk Factors” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and the “Part II. Item 1A-Risk Factors” section contained in our subsequent Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as well as the following, among others, could affect the prices of our Series A Preferred Stock:
•our results of operations and financial condition;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;

•changes in expectations as to our future results of operations and prospects, including financial estimates and projections by securities analysts and investors or failure to meet analysts’ performance expectations;
•results of operations that vary from those expected by securities analysts and investors;
•strategic actions by our competitors;
•strategic decisions by us, our customers or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•changes in applicable laws and regulations;
•changes in accounting principles;
•future sales of our Series A Preferred Stock, or the perception that such sales could occur, by us, the selling security holders, significant security holders or our directors or executive officers;
•additions or departures of key members of management;
•any increased indebtedness we may incur in the future;
•changes in general and industry-specific market and economic conditions, including fluctuations in commodity prices;
•the development and sustainability of an active trading market for our Series A Preferred Stock;
•volatile and unpredictable developments, including man-made, weather-related and other natural disasters, catastrophes or terrorist attacks in the geographic regions in which we operate; and
•pandemics, epidemics, outbreaks, or other public health events, such as the COVID-19 pandemic; and
•increased competition, or the performance, or the perceived or anticipated performance, of our competitors.
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
Holders of the Series A Preferred Stock are only entitled to receive preference dividends on the Series A Preferred Stock when, as and if declared by a committee of disinterested directors out of funds legally available thereof. Any declaration and payment of preference dividends on the Series A Preferred Stock in the future will depend on our earnings and financial condition, our liquidity and capital requirements, the general economic climate, the terms of our equity securities, contractual restrictions, our ability to service any debt obligations senior to our Series A Preferred Stock and other factors deemed relevant by such committee of disinterested directors. There is no guarantee that preference dividends will be paid regularly or at all. Garrett did not pay cash dividends on the Series A Preferred Stock on July 1, 2021 or October 1, 2021. As a result, as of October 1, 2021, there were $60 million of unpaid cumulative preference dividends on the shares of Series A Preferred Stock outstanding as of that date.
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
In the event of a voluntary or automatic conversion of the Series A Preferred Stock into Common Stock pursuant to the terms thereof, the Company will have the option to pay any accrued and unpaid preference dividends on the Series A Preferred Stock in Common Stock, converted at the lesser of (i) the 30-day volume-weighted average price per share of the Common Stock of the Company at the time of such conversion; or (ii) the fair market value per share of the Common Stock of the Company at the time of such conversion as determined by the Board. There may not be a market for any shares of Common Stock that may be issued by the Company as payment for accrued and unpaid preference dividends on the Series A Preferred Stock. Voluntary or automatic conversions will result in significant, material dilution to holders of Common Stock.
The Series A Preferred Stock will automatically convert into Common Stock in certain circumstances.
All outstanding Series A Preferred Stock will convert into Common Stock of the Company automatically (i) at any time upon the adoption of a resolution of a majority of holders of Series A Preferred Stock to convert the outstanding shares of Series A Preferred Stock into Common Stock or (ii) on the first date on or after April 30, 2023, on which (A) the aggregate stated amount of all outstanding shares of Series B Preferred Stock is an amount less than or equal to $125 million; (B) the Common Stock of the Company has a 75-day volume-weighted average price per share that is greater than or equal to 150% of the conversion price (which is initially equal to $5.25 per share of Common Stock, subject to any adjustments pursuant to the terms of the Series A Preferred Stock); and (C) the Company’s Consolidated EBITDA for the last twelve months ended as of the last day of each of the two most recent fiscal quarters is greater than or equal to $600 million. Such issuances of Common Stock upon conversion of the Series A Preferred Stock may depress the price of the Common Stock and, as a consequence, cause a decrease in the price of the Series A Preferred Stock. Furthermore, holders whose shares of Series A Preferred Stock are converted into Common Stock will no longer enjoy priority over other holders of Common Stock in the event of the liquidation, dissolution or winding-up of the Company. Any automatic conversions will result in significant, material dilution to holders of Common Stock.
We may not be able to maintain a listing of our Series A preferred Stock on Nasdaq or any other national securities exchange.

We must meet certain financial and liquidity criteria to maintain a listing of our Series A preferred Stock on Nasdaq. If we violate Nasdaq listing standards, our Series A Preferred Stock may be delisted. If we fail to meet any of Nasdaq’s listing standards, our Series A Preferred Stock may be delisted. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our Series A Preferred Stock may materially impair our shareholders’ ability to buy and sell our Series A Preferred Stock and could adversely affect the market price of, and the efficiency of the trading market for, our Series A Preferred Stock. The delisting of our Series A Preferred Stock could significantly impair our ability to raise capital and have a material adverse effect on the value of your investment.

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
Numerous factors, including those described or referred to in this “Risk Factors” section, in the “Part I. Item 1A-Risk Factors” section contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and the “Part II. Item 1A-Risk Factors” section contained in our subsequent Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as well as the following, among others, could affect the prices of our Common Stock:
•our results of operations and financial condition;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;
•changes in expectations as to our future results of operations and prospects, including financial estimates and projections by securities analysts and investors or failure to meet analysts’ performance expectations;
•strategic actions by our competitors;
•strategic decisions by us, our customers or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;
•changes in applicable laws and regulations;
•changes in accounting principles;
•future sales of our securities, or the perception that such sales could occur, by us, the selling security holders, significant security holders or our directors or executive officers;

•additions or departures of key members of management;
•any increased indebtedness we may incur in the future;
•changes in general and industry-specific market and economic conditions, including fluctuations in commodity prices;
•volatile and unpredictable developments, including man-made, weather-related and other natural disasters, catastrophes or terrorist attacks in the geographic regions in which we operate; and
•pandemics, epidemics, outbreaks, or other public health events, such as the COVID-19 pandemic; and
•increased competition, or the performance, or the perceived or anticipated performance, of our competitors.
Our Common Stock is subordinated to our Series A Preferred Stock and to our indebtedness upon liquidation.
In the event of our liquidation, dissolution or winding-up, our Common Stock would rank below the Series A Preferred Stock, the Series B Preferred Stock and all debt and other unsecured claims against us. As a result, holders of our Common Stock will not be entitled to receive any payment or other distribution of assets upon our liquidation, dissolution or winding-up until after all of our obligations to holders of our Series A Preferred Stock, Series B Preferred Stock and debt and other unsecured claims have been satisfied.
Series A Preferred Stock votes with Common Stock on an as-converted basis.
Holders of the Series A Preferred Stock have to right to vote together as a single class with holders of the Common Stock on an as-converted basis on all matters presented for a vote of the holders of Common Stock. Immediately following the Effective Date, holders of the Series A Preferred Stock held approximately 79.2% of the total voting power of the Company. The holders of the Series A Preferred Stock may have interests in matters brought before the stockholders that are different than the interests of holders of our Common Stock. While the holders of the Series A Preferred Stock may not act as a group, in the instances where their interests are aligned, their ability to cast votes on an as-converted basis may affect the outcome of any stockholder votes on such matters and may adversely affect the market price of the Common Stock.
The Series A Preferred Stock is entitled to both preference dividends and participating dividends and no dividends may be paid on Common Stock so long as there are any accrued and unpaid dividends on the Series A Preferred Stock.
The terms of the Series A Preferred Stock place significant limitations on our ability to pay dividends on or repurchase shares of Common Stock, and payments made on the Series A Preferred Stock are expected to significantly reduce or eliminate any cash that we might otherwise have available for the payment of dividends on or the repurchase of shares of the Common Stock. In particular, except in certain circumstances no dividends may be paid on the Common Stock so long as there are any accrued and unpaid preference dividends with respect to the Series A Preferred Stock. In addition, holders of Series A Preferred Stock are entitled to such dividends or distributions paid to holders of Common Stock to the same extent as if such holders of Series A Preferred Stock had converted the Series A Preferred Stock into Common Stock. As a result, the success of an investment in the Common Stock may depend entirely upon any future appreciation in the value of the Common Stock without the benefit of share repurchases by the Company. There is no guarantee that the Common Stock will appreciate in value or even maintain its initial value.
Because we currently have no plans to pay cash dividends on our Common Stock, you may not receive any return on investment unless you sell your Common Stock for a price greater than that which you paid for it.
We currently do not expect to pay any cash dividends on our Common Stock. Any future determination to pay cash dividends or other distributions on our Common Stock will be at the discretion of the Board and will be dependent on our earnings, financial condition, operation results, capital requirements, and contractual, regulatory and other restrictions, including restrictions contained in the Credit Facilities, the terms of the Series A Preferred Stock and Series B Preferred Stock or agreements governing any existing and future outstanding indebtedness we or our subsidiaries may incur, on the payment of dividends by us or by our subsidiaries to us, and other factors that our Board deems relevant. As a result, you may not receive any return on an investment in our Common Stock unless you sell your shares of our Common Stock for a price greater than that which you paid for it.

The Series A Preferred Stock (including accrued and unpaid dividends) may convert into our Common Stock in certain circumstances and holders of our Common Stock will experience significant dilution.
Holders of the Series A Preferred Stock have the right to convert their shares of Series A Preferred Stock into Common Stock, initially based on a conversion price of $5.25 per share of Common Stock and the initial liquidation preference of the Series A Preferred Stock, subject to customary conversion procedures and anti-dilution protections. In addition, the Series A Preferred Stock may be automatically converted in the circumstances described under “Risks Related to Our Series A Preferred Stock—The Series A Preferred Stock will automatically convert into Common Stock in certain circumstances” above. The ownership percentage represented by any shares of Common Stock held by stockholders will be subject to significant dilution in connection with any voluntary or mandatory conversion of any shares of Series A Preferred Stock into Common Stock, and any such conversion or anticipated conversion of the Series A Preferred Stock into Common Stock could depress the market price of our Common Stock.
Future sales or other issuances of Common Stock or other equity securities will dilute existing holders of Common Stock and adversely affect the price of our Common Stock.
We may sell additional shares of Common Stock or other equity securities in subsequent public or private offerings. We may also issue additional shares of Common Stock or convertible securities. As of September 30, 2021, we had 65,062,181 outstanding shares of Common Stock and 247,757,290 outstanding shares of Series A Preferred Stock, including 52,471,709 shares of Common Stock and 243,265,707 shares of Series A Preferred Stock that are currently outstanding and being offered by the selling security holders pursuant to the Resale Registration Statement, which may be resold in the public market.
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
Downward pressure on the market price of our Common Stock that likely will result from sales of our Series A Preferred Stock (including as a result of sales by initial holders pursuant to registration rights granted under the Registration Rights Agreement) or from sales of our Common Stock issued in connection with the conversion of Series A Preferred Stock could encourage short sales of our Common Stock by market participants. Generally, short selling means selling a security, contract or commodity not owned by the seller. The seller is committed to eventually purchase the financial instrument previously sold. Short sales are used to capitalize on an expected decline in the security’s price. Such sales of our Common Stock could depress the price of the stock, which could increase the potential for short sales.
We may not be able to maintain a listing of our Common Stock on Nasdaq or any other national securities exchange.
We must meet certain financial and liquidity criteria to maintain a listing of our Common Stock on Nasdaq. If we violate Nasdaq listing standards, our Common Stock may be delisted. If we fail to meet any of Nasdaq’s listing standards, our Common Stock may be delisted. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our Common Stock may materially impair our shareholders’ ability to buy and sell our Common Stock and could adversely affect the market price of, and the efficiency of the trading market for, our Common Stock. The delisting of our Common Stock could significantly impair our ability to raise capital and have a material adverse effect on the value of your investment.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarterly period ended September 30, 2021, the holders of our Series A Preferred Stock converted 11,672 shares of Series A Preferred Stock into 11,814 shares of Common Stock pursuant to the terms of the Series A Certificate of Designations. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering.
On June 11, 2021, our Registration Statement on Form S-1 was declared effective by the SEC. As the registration relates only to the offer and resale of our securities by certain holders, Garrett will not receive any proceeds from the offering.
Item 3. Defaults Upon Senior Securities.
Except as otherwise disclosed in this Quarterly Report on Form 10-Q or reported previously in a Current Report on Form 8-K by the Company, none.
Holders of the Series A Preferred Stock will be entitled to receive, when, as and if declared by a committee of disinterested directors of the Board (which committee initially consisted of Daniel Ninivaggi, Julia Steyn, Robert Shanks and D’aun Norman) out of funds legally available for such dividend, cumulative cash dividends at an annual rate of 11% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share, accumulating daily and payable quarterly on January 1, April 1, July 1 and October 1, respectively, in each year. No cash dividend was declared in respect of the period ended July 1, 2021 or October 1, 2021. As a result, as of October 1, 2021, there were $60 million of unpaid cumulative preference dividends on the shares of Series A Preferred Stock outstanding as of that date.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On October 27, 2021, the Board adopted a resolution amending the Second Amended and Restated By-Laws of the Company effective as of April 30, 2021 (the “By-Laws”) to amend the provisions relating to proxy access for director candidates submitted for nomination by stockholders of the Company (the “By-Law Amendment”). The By-Laws provide that to be timely delivered, any Stockholder Notice (as defined in the By-Laws) relating to a director candidate nominated by a stockholder for election at an annual meeting of the Company is required to be delivered to the Company not less than 120 days nor more than 150 days of the first anniversary of the date the definitive proxy statement was first released to stockholders in connection with the previous year’s annual meeting of stockholders. For the purposes of calculating the Stockholder Notice deadline for the 2022 annual meeting of stockholders, Section 3.15(g)(i) of the By-Laws deemed the immediately preceding annual meeting of stockholders to have occurred on May 28, 2021, but did not provide a deemed date of the first release of the definitive proxy statement in respect of such meeting. The By-Law Amendment deems such date to be April 18, 2021, the date which is 40 calendar days prior to the deemed meeting date, being the minimum number of days in advance of a meeting of stockholders that a definitive proxy may be first mailed to stockholders under the applicable rules of the Securities and Exchange Commission.
The By-Law Amendment is effective as of October 27, 2021. As a result of the By-Law Amendment, any Stockholder Notice submitted in respect of the Company’s 2022 annual meeting of stockholders shall be timely delivered to the Company for purposes of Section 3.15(g) of the By-Laws if delivered to the Company no earlier than November 19, 2021 and no later than December 19, 2021, and otherwise in accordance with the procedures set forth in the By-Laws. The amended and restated bylaws following the effectiveness of the By-Law Amendment (the “Third Amended and Restated Bylaws”) are attached as Exhibit 3.5.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation of Garrett Motion Inc., dated April 30, 2021	8-K	001-38636	3.1	4/30/2021
3.2	Certificate of Designations of the Company’s Series A Preferred Stock	8-K	001-38636	3.2	4/30/2021
3.3	Certificate of Amendment of Certificate of Designations of Series A Cumulative Convertible Preferred Stock of Garrett Motion Inc., filed with the Delaware Secretary of State on July 21, 2021	8-K	001-38636	3.1	7/21/2021
3.4	Amended and Restated Certificate of Designations of the Company’s Series B Preferred Stock	8-K	001-38636	3.1	10/01/2021
3.5	Third Amended and Restated Bylaws of Garrett Motion Inc., as amended					*
10.1^	Employment Contract, dated July 30, 2021, with Joanne Lau	8-K	001-38636	10.1	10/06/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.
^	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: October 28, 2021	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: October 28, 2021	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer