Form 10-K
period 2021-12-31
Garrett Motion Inc.
filed 2022-02-14
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____to_____
Commission File Number 001-38636
__________________________
Garrett Motion Inc.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	82-4873189
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
La Pièce 16 , Rolle, Switzerland	1180
(Address of Principal Executive Offices)	(Zip Code)
+41 21 695 30 00
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	GTX	The Nasdaq Stock Market LLC
Series A Cumulative Convertible Preferred Stock, par value $0.001 per share	GTXAP	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes o No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o No x
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No o
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. x
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $520 million based on the closing price of its shares of Common Stock, par value $0.001 per share, on the Nasdaq Global Select Market on June 30, 2021, the last business day of the registrant’s second fiscal quarter.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes x No o
As of February 7, 2022, the registrant had 64,522,014 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” in this Annual Report on Form 10-K refer to Garrett Motion Inc. and its subsidiaries.
The accompanying consolidated financial statements of Garrett reflect the consolidated results of operations, financial position and cash flows of Garrett, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP” or "GAAP").
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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended ("the Securities Act"). All statements other than statements of historical fact contained in this Annual Report, including without limitation statements regarding our future results of operations and financial position, the anticipated impact of the novel coronavirus (“COVID-19”) pandemic on our business, results of operations and financial position, the consequences of the Chapter 11 Cases (as defined herein), expectations regarding the growth of the turbocharger and electric vehicle markets and other industry trends, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, anticipated investments in our business, our business strategy, pending litigation, anticipated payments under our agreements with Honeywell, anticipated interest expense, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described in Part I, Item 1A. “Risk Factors,” of this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the "SEC").
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
Risks Relating to our Business:
•increases in the costs and availability of raw materials and our ability to offset material price inflation;
•risks of natural disasters and climate change, and changes in legislation or government regulations or policies relating to climate change or otherwise, including with respect to greenhouse gas emission reduction targets, or other similar targets, in Europe (as part of the Green Deal objectives or otherwise); the United States; China; Japan; and Korea or other jurisdiction in which the Company does business, and growing recognition among consumers of the dangers of climate change, which may affect demand for our products, our supply chain, and results of our operations;
•changes in the automotive industry and economic or competitive conditions;
•any loss of, or a significant reduction in purchases by, our largest customers, material non-payment or non-performance by any of our key customers, and difficulty collecting receivables;
•impacts on our business from the ongoing COVID-19 pandemic, including reductions to production volumes as a result of reduced capacity at manufacturing facilities;
•any failure to protect our intellectual property or allegations that we have infringed the intellectual property of others, and our ability to license necessary intellectual property from third parties including Honeywell;
•potential material losses and costs as a result of any warranty claims and product liability actions brought against us;
•quality control and creditworthiness of the suppliers on which we rely;
•work stoppages, other disruptions or the need to relocate any of our facilities;
•inaccuracies in estimates of volumes of awarded business;
•the negotiating positions of our customers and our ability to negotiate favorable pricing terms;
•risks related to international operations and our investment in foreign markets, including risks related to the withdrawal of the United Kingdom from the European Union;
•the effects of any deterioration on industry, economic or financial conditions on our ability to access the capital markets on favorable terms;
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
•the commencement of any lawsuits, investigations and disputes arising out of our current and historical businesses, and the consequences thereof;
• inability to recruit and retain qualified personnel;
•unforeseen adverse tax effects; and
•the identification of a material weakness in our internal controls over financial reporting as of December 31, 2021.
Risks Related to our Emergence from Bankruptcy:

•the effects of our recent emergence from bankruptcy on our business and relationships;
•the lack of comparability of our actual financial results after emergence to our historical financial information;
•variations between our financial results and projections that were filed with the Bankruptcy Court (as defined below);
•changes in the composition of our our board of directors (our "Board" or "Board of Directors") upon emergence; and
•our ability to attract and retain key personnel in light of our emergence from bankruptcy.
Risks Related to Our Capital Structure:
•our ability to generate sufficient cash flows from operations to meet our debt service and other obligations;
•our ability to raise additional capital to fund our operations or react to changes in the economy or our industry;
•risks associated with our ability to incur significant additional indebtedness;
•restrictions on our business and financing activities under our Credit Facilities and the terms of the Series A Preferred Stock (each as defined below);
•a potential downgrade in our credit ratings;

•Honeywell’s right to require the repayment of the Series B Preferred Stock (as defined below) in part or in full in certain circumstances;
•our dependence on cash flows generated by our subsidiaries;
•the failure of securities analysts to publish research or reports;
•potential conflicts of interests among certain of our stockholders;
•our ability to raise capital in the future and fund our capital requirements;
•the dilution of existing stockholders upon grants pursuant to our equity incentive program; and
•anti-takeover provisions in our organizational documents.
Risks related to Our Series A Preferred Stock and Our Common Stock:
•a decline in the trading price of our Series A Preferred Stock or our Common Stock (as each defined below);
•the subordination of our Common Stock to our Series A Preferred Stock, and the subordination of both our Common Stock and Series A Preferred Stock to our indebtedness;
•restrictions on our ability to make dividend payments on our Series A Preferred Stock and ou Common Stock;
•the rights of Series A Preferred Stock holders to vote with Common Stock on an as-converted basis;
•the automatic and optional conversion of Series A Preferred Stock in certain circumstances;
•the redeemability of the Series A Preferred Stock at our option upon the occurrence of certain events;
•limitations on the ability of certain holders of our Series A Preferred Stock and our Common Stock to transfer or sell their securities.
•the dilution of existing holders of Common Stock upon future issuances of equity securities;
•increased potential for future sales, issuances, or short sales of Common Stock; and
•our inability to maintain a listing of our Series A Preferred Stock or our Common Stock on a national securities exchange.

PART I
Item 1. Business
Our Company
Garrett designs, manufactures and sells highly engineered turbocharger and electric-boosting technologies for light and commercial vehicle original equipment manufacturers (“OEMs”) and the global vehicle independent aftermarket as well as automotive software solutions. These OEMs, in turn, ship to consumers globally. We are a global technology leader with significant expertise in delivering products for internal combustion engines using gasoline, diesel, natural gas and electrified powertrains (hybrid and fuel cell). Additionally, we are currently in the development stage of turbochargers for internal combustion engines using producing hydrogen as fuel. These products are key enablers for fuel economy and emissions standards compliance.
The turbocharger industry is expected to increase from approximately 44 million units in 2021 to approximately 55 million units by 2026, according to IHS Markit (“IHS”) for light vehicle and Knibb, Gormezano and Partners ("KGP") and Power Systems Research ("PSR") for commercial vehicle on-highway and off-highway. The turbocharger industry growth is mainly driven by an expected increase in the penetration of hybrid vehicles, from 10 million hybrid cars globally in 2021 to an anticipated 31 million hybrid cars globally in 2026.
In 2021, a significant increase in battery electric vehicle (“BEV”) sales has been observed in Europe and China, with BEV representing, respectively, 6% and 11% of vehicles sold. In China, renewed sales incentives, especially in Tier 2 and Tier 3 cities, as well as non-financial incentives such as more generous license-plate quotas for major metropolitan areas, have bolstered Chinese BEV penetration. In Europe, the COVID-19 stimulus packages are mostly directed to electric vehicles, as well as sales mix management by OEMs to achieve their fleet average CO2 targets which are supporting BEV penetration. The Company acknowledges that short-term, selling price, charging time, charging infrastructure availability and profitability issues for OEMs remain challenges to adoption. In the long-term, the revision of CO2 reduction targets by 2030 proposed by the E.U. could drive a further increase of BEV penetration in Europe beyond currently forecasted levels. In the United States of America ("US" or "United States"), the tightening of CO2/mileage targets is expected to drive higher turbo penetration in the short to medium-term. The President of the United States signed an executive order with the goal of making half of all new vehicles sold in 2030 zero-emissions vehicles, including battery electric, plug-in hybrid electric, or fuel cell electric vehicles, which is expected to accelerate the electrification trend in the mid-to-long term. Garrett's portfolio for hybrid powertrains includes new electric boosting solutions that leverage our unique technologies for electrical high speed turbo machinery. Garrett's product portfolio also includes fuel cell compressors for which we are currently designing the third generation and we are well positioned to take advantage of growing opportunities especially in the application of commercial vehicles. In China, the roadmap released by the China Society of Automotive Engineers, Energy-saving and New Energy Vehicle Technology Roadmap 2.0, outlines a technology path for the next ten years that aims to find a balance between fuel consumption improvement for hybrids and the introduction of electric vehicles. In that context, the turbocharger industry is expected to keep contributing to fuel economy optimization of both conventional gasoline and diesel vehicles as well as hybrid vehicles.
In the short to medium term, we believe that turbocharger demand will grow as turbochargers remain one of the most cost-efficient levers to improve the fuel efficiency of conventional gasoline and diesel vehicles as well as hybrid vehicles. In 2021, Garrett won the prestigious Automotive News PACE™ award for the industry's first E-turbo to be launched in 2022. The unique high speed electric motor technology developed for this product provides synergistic opportunities for additional electric offerings like fuel cell compressors that are required by fuel cell vehicles. Additionally, this technology also offers opportunities for new products to support all types of electrified drivetrains. In the commercial vehicle industry, we expect a slower transition to BEVs due to specific mission profile and associated range and charging time constraints, which translates into more resilient turbocharger demand, as most commercial vehicles are turbocharged. In addition, low or zero emission alternative fuels for internal combustion engines ("ICE"), like natural gas or hydrogen, are expected to gain momentum in coming years, supporting continued turbocharger demand. Growth in the turbocharger industry is expected in all regions, with special mention for high-growth regions in Asia, where rising income levels continue to drive long-term automotive and vehicle component demand. While these positive factors do not isolate the turbocharger industry from fluctuations in global vehicle production volumes, such factors may mitigate the negative impact of macroeconomic cycles. In addition, approximately 30% of our revenues come from commercial vehicle applications and aftermarket sales that are less sensitive to the trend of electrification.

Emergence from Chapter 11
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
We emerged from bankruptcy with a new board of directors, new equity owners and a significantly improved financial position. Under the Plan, among other things, all of our outstanding pre-emergence indebtedness under our credit facilities and senior notes was cancelled. At emergence, we entered into new secured credit facilities consisting of a $715 million term loan, a €450 million term loan and a $300 million revolving credit facility. Our post-emergence capital structure also included the issuance of $1,301 million of Series A Preferred Stock and Series B Preferred Stock with a net present value of $585 million. For more detailed information regarding our emergence from Chapter 11, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Emergence from Chapter 11 and Note 2, Plan of Reorganization of the Notes to the Consolidated Financial Statements.
Macroeconomic disruptions
The global COVID-19 pandemic, as well as the semiconductor shortage, are creating uncertainty across multiple industries, including the automotive industry. Supply-side constraints, in particular, will keep influencing our operating activity throughout 2022 as well. Automotive OEMs have reduced production plans in the first two quarters of 2022. The Company is currently reviewing production levels at OEM plants and is closely monitoring supply-chain disruptions related to semiconductor shortages in an effort to minimize the impact of the bottleneck in supply and to mitigate any potential disruption in production. In addition, our business uses substantial amounts of energy in production, and our production activities may therefore be impacted by power outages in the places where we produce or source our products, such as China. As of December 31, 2021, Garrett plants in China have not experienced power outage impacts at our own production facilities. However, reduced supplier capacity may not meet our demands, and we may also encounter demand reduction from customers or power cuts in our own plants going forward. Any power outage impacts are closely monitored. In addition, as of December 31, 2021, the global economy has experienced an increased risk of shortages and other disruptions to global supply chains, including as a result of the continuing impact of the COVID-19 pandemic. If the COVID-19 pandemic, despite vaccination campaigns, drives new lockdown measures impacting our manufacturing facilities, our facilities may be forced to shut down or operate at reduced capacity again. Additional or continued facility closures or reductions in operations could significantly reduce our production volumes and have a material adverse impact on our business, results of operations and financial condition. See "- Risks Relating to our Business - Raw material price fluctuations, the ability of key suppliers to meet quality and delivery requirements, or catastrophic events can increase the cost of our products and services, impact our ability to meet commitments to customers and cause us to incur significant liabilities." and "- The COVID-19 pandemic has adversely impacted and is expected to further adversely impact our business and results of operations." in Item 1A - Risk Factors of this Annual Report.
Analyst consensus for the full year 2021 estimates growth of approximately 2% in global light vehicle production and approximately 4% increase in commercial vehicle production. As a result, a slight decrease for the combined light and commercial vehicle turbocharger industry volume occurred in 2021. In 2022, 9% growth is expected for light vehicle production and commercial vehicles are expected to grow at 3%. We have prepared contingency plans for multiple scenarios that we believe will allow us to react swiftly to changes in customer demand while protecting Garrett’s long-term growth potential. The supplies needed for our operations were generally available throughout 2021. In limited circumstances, certain suppliers experienced financial distress during 2021, resulting in supply disruptions. However, during 2021, we implemented new procedures for monitoring of supplier risks associated with COVID-19 and we believe we have substantially addressed such risks with manageable economic impacts including use of premium freight or adjusted payment terms that are limited in time. As the global supply chain restarts, it is possible that additional supply constraints will appear for the industry. In addition, we sustained cost control measures and cash management actions in 2021 including:
•Postponing capital expenditures;
•Optimizing working capital requirements;

•Lowering discretionary spending;
•Flexing organizational costs by implementing short-term working schemes;
•Reducing temporary workforce and contract service workers; and
•Restricting external hiring.
The following charts show our percentage of revenues by geographic region and product line for the years ended December 31, 2021, 2020 and 2019 and the percentage change from the prior year comparable period.
Revenue Summary

By Geography

North America	Europe	Asia	Other

2019
33%
34%
19%
12%
2%
2020
30%
39%
18%
11%
2%
2021
29%
39%
19%
11%
2%
Diesel
Gas
Comm Vehicle
Aftermarket
Other

•We are a global business that generated revenues of approximately $3.6 billion in 2021.
•In 2021, our OEM sales contributed approximately 87% of our revenues while our aftermarket and other products contributed 13%.

•Amongst OEM sales, light vehicle products (products for passenger cars, SUVs, light trucks, and other products) accounted for approximately 81% of our revenues. Commercial vehicle products (products for on-highway trucks and off-highway trucks, construction, agriculture and power-generation machines) accounted for 19%.
•Approximately 49% of our 2021 revenues came from sales shipped from Europe, 34% from sales shipped from Asia and 16% from sales shipped from North America. For more information, see Note 27, Concentrations, of the Notes to our Consolidated Financial Statements.
Our Industry
We currently compete in the global turbocharger industry for gasoline, diesel and natural gas engines, in the electric-boosting industry for electrified (hybrid and fuel cell) vehicle powertrains and in the emerging connected vehicle software industry. As vehicles become more electrified, our electric-boosting products use principles similar to our turbochargers to further optimize air intake and thus further enhance performance, fuel economy and exhaust emissions with the help of an integrated high-speed electric motor. By using a turbocharger or electric-boosting technology, an OEM can deploy smaller, lighter powertrains with better fuel economy and exhaust emissions while delivering the same power and acceleration as larger, heavier powertrains. As such, turbochargers have become one of the most highly effective technologies for helping global OEMs meet increasingly stricter emission standards. At the same time, we have developed unique technological competencies, which we aim to continue leveraging to solve our customers’ energy related challenges in the electrification evolution related to ICE, hybrids and electric powertrains. We are developing solutions and increasing our research and development ("R&D") spend, focusing more than 40% of total R&D expenditure on new technologies like the Garrett E-Turbo that was recognized with the 2021 Automotive News PACE™ award for superior innovation, technological advancement and business performance among automotive suppliers. We are also continuing to develop Model Predictive Controls (MPC) algorithms and cybersecurity software solutions that leverage our knowledge of vehicle powertrains and experience working closely with OEM manufacturers.
Global Turbocharger Industry
The global turbocharger industry includes turbochargers for new light and commercial vehicles as well as turbochargers for replacement use in the global aftermarket. According to IHS, KGP and PSR, the global turbocharger industry consisted of approximately 44 million unit sales with an estimated total value of approximately $10 billion in 2021. Within the global turbocharger industry, light vehicles accounted for approximately 84% of total unit volume and commercial vehicles accounted for the remaining 16%.
IHS, KGP and PSR project that the turbocharger production volume will grow at a CAGR of approximately 5% from 2021 through 2026, driven mainly by turbochargers for light vehicle gasoline engines and continued slow growth for commercial vehicles, offset by a decline in diesel turbochargers given a decline in diesel powertrains, particularly for light vehicles. This annual sales estimate would add approximately 314 million new turbocharged vehicles on the road globally between 2021 and 2026.
Key trends affecting our industry
Current global economic conditions due to COVID-19 have adversely affected and may continue to adversely affect many industries including the Automotive sector. Chip shortages and rising raw material prices also had significant impacts on the automotive industry, making it unable to serve the recovery in demand. Consequently, IHS reduced its light vehicle production volume forecast for 2022 from 88 million units that they forecasted in 2020 to 83 million units in their January 2022 light vehicle industry production volume forecast. While this resets the volume outlook for the automotive industry, the underlying growth drivers for the turbocharger industry remain unchanged: Growth in the overall vehicle industry (albeit from a lower base), increasingly tight fuel efficiency and emission standards, and growing turbocharger penetration (especially in gas light vehicles).
Growth in overall vehicle production. After a decrease of 16% in Light Vehicle production and 5% in Commercial Vehicle production in 2020, a partial recovery was expected in 2021. After a strong start, the automotive industry was strongly hit by the impact of COVID-19 waves and supply chain disruptions, in particular semiconductor shortages. Because of that, vehicle production in 2021 ended up almost flat vs 2020, despite a strong pent up demand. For 2022, considering this pent up demand and very low levels of inventory, especially in Europe and US, IHS, KGP and PSR expect a 9% growth in light vehicle ("LV") production and a 3% growth in commercial vehicle ("CV") production. However, significant uncertainty level remains with further COVID-19 waves, continued supply chain disruptions and geopolitical tensions. The shift from pure gasoline and diesel internal combustion engines to hybridized powertrains is expected to continue in response to increasingly strict fuel efficiency and regulatory standards. In parallel, the share of pure electric vehicles is expected to continue to increase from a low base as technology and supporting infrastructure continue to improve.
Global vehicle fuel efficiency and emissions standards. OEMs are facing increasingly strict constraints for vehicle fuel efficiency and emissions standards globally. Regulatory authorities in key vehicle regions such as the United States, the European Union, China, Japan, and Korea have instituted regulations that require sustained and significant reductions in greenhouse gas (including CO2 and NOx) and particulate matter vehicle emissions. OEMs are required to evaluate and adopt various solutions to address these stricter standards. Turbochargers allow OEMs to reduce engine size without sacrificing vehicle performance, thereby increasing fuel efficiency and decreasing harmful emissions. Furthermore, turbochargers allow more precise “air control” over both engine intake and exhaust conditions such as gas pressures, flows and temperatures, enabling optimization of the combustion process. This combustion optimization is critical to engine efficiency, exhaust emissions, power and transient response and enables such concepts as exhaust gas recirculation for diesel engines and Miller-cycle operation for gasoline engines. Consequently, we believe turbocharging will continue to be a key technology for automakers to meet future tough fuel economy and emissions standards without sacrificing performance.
Turbocharger penetration. The utilization of turbochargers and electric-boosting technologies on vehicle powertrain systems is one of the most cost-effective solutions to address stricter standards, and OEMs are increasing their adoption of these technologies. IHS, KGP and PSR expect total turbocharger penetration to increase globally from approximately 44 million units in 2021 to approximately 55 million units by 2026. IHS forecasts particularly strong turbocharger penetration growth for gasoline turbochargers, expecting an increase on light vehicles from approximately 43% in 2021 to 54% in 2026.
Medium-Term Powertrain Trends

Global light and commercial vehicle production
Million units
120
100
80
60
40
20
0
2019
2020
2021
2022
2023
2024
2025
2026
Years
Vehicles
Turbocharged
Hybrid
Electric

Note - Years 2019 - 2021 represent actual data and years 2022 - 2026 represent forecasted data.
Source: IHS, KGP, PSR
Engine size and complexity. In order to address stricter fuel economy standards, OEMs have used turbochargers to reduce the average engine size on their vehicles over time without compromising performance. Stricter pollutants emissions standards (primarily for NOx and particulates) have driven higher turbocharger adoption as well, which we believe will continue in the future, with a predicted total automotive turbocharger sales volume CAGR of 4% between

2021 and 2026, in an industry with a predicted total automobile sales volume CAGR of approximately 5% over the same period, in each case according to IHS, KGP and PSR. In addition, increasingly demanding fuel economy standards require continuous increases in turbocharger technology content (e.g., variable geometry, electronic actuation, multiple stages, ball bearings, electrical control, etc.) which results in steady increases in average turbocharger content per vehicle.
Electrification. To address stricter fuel economy standards, OEMs also have been increasing the electrification of their vehicle offerings, primarily with the addition of hybrid vehicles, which have powertrains equipped with a gasoline or diesel internal combustion engine in combination with an electric motor. IHS estimates that hybrid vehicles produced globally will grow from a total of approximately 10.3 million vehicles in 2021 to 30.6 million vehicles by 2026, representing a CAGR of 24%. The electrified powertrain of hybrid vehicles enables the usage of highly synergistic electric-boosting technologies which augment standard turbochargers with electrically assisted boosting and electrical-generation capability. Furthermore, the application of electric boosting extends the requirement for engineering collaboration with OEMs to include electrical integration, software controls, and advanced sensing. Overall, this move to electric boosting further increases the role and value of turbocharging in improving vehicle fuel economy and exhaust emissions.
Battery electric and fuel cell technologies. OEMs are investing in full battery-electric vehicles to comply with increasingly tight regulatory targets across regions. IHS, KGP and PSR expect that BEV will compose 19% of total light and commercial vehicle production globally by 2026. Consumer adoption hinges on future "cost of range”, tightly linked to the energy capacity of the battery, but also how well that energy is used. Energy efficiency increases (including how to best address thermal management challenges), battery price (and consequently vehicle price), weight reduction through increases in power density, and shorter recharging times are all critical problems to solve. As OEMs strive to solve these issues, they are increasing investment in hydrogen fuel cell powered electric vehicles for demanding applications requiring long range, especially in the commercial vehicle space. These vehicles, like battery electric vehicles, have fully electric motor powertrains, but they rely on the hydrogen fuel cell to generate the required electricity. The hydrogen fuel cell also requires advanced electric-boosting technology to run efficiently and optimize range and cost of ownership. We are investing to address selected challenges raised by the electrification trend, where our differentiated technology can bring benefits related to lighter, more compact and more energy efficient components for electric vehicles.
Connected vehicles, software and controls. In addition to powertrain evolution, the connected vehicle industry is growing rapidly. Our MPC algorithms, predictive maintenance, diagnostics and cybersecurity tools address this industry. We expect their adoption will increase as advanced driver assistance features increase requirements for vehicle functional safety. Simultaneously, our cybersecurity solutions protect those vehicles against outside interference to ensure correct functionality.
Vehicle ownership in China and other high-growth regions. Vehicle ownership in China and other emerging regions remains well below ownership levels in developed areas and will be a key driver of future vehicle production. At the same time, these regions are following the lead of developed countries by instituting stricter emission standards. Growth in production volume and greater penetration by large global OEMs in these regions, along with evolving emission standards and increasing fuel economy and vehicle performance demands, is driving increasing turbocharger penetration in high-growth regions.
Our Competitive Strengths
We believe that we differentiate ourselves through the following competitive strengths:
Global and broad industry leadership
We are a global leader in the $10 billion turbocharger industry. We believe we will continue to benefit from the increased adoption of turbochargers, as well as our global technology leadership, comprehensive portfolio, continuous product innovation and our deep-seated relationships with all global OEMs. We maintain a leadership position across all vehicle types, engine types and regions, including:
Light Vehicles
•Gasoline: The global adoption of turbochargers by OEMs on gasoline engines has increased rapidly from approximately 14% in 2013 to approximately 43% in 2021 and is forecasted by IHS to increase to 54% by 2026. In addition to the volume growth, tightening of CO2 regulations is driving a technology shift, moving away from standard waste gate technology to variable geometry turbo ("VNT") which is a premium technology that offers Garrett technological competitive advantages. In 2016, we launched the first high volume VNT gasoline application, and this technology is expected to experience a fast increase in adoption in years to come.

According to forecast by IHS, VNT should represent 8% of global turbo gasoline production in 2024, with 23% in Europe and 4% in China. In 2026, forecasted penetration is 16% at global level, with 30% in Europe and 18% in China. Key to our strategy for gasoline growth is thus to leverage our technology strengths in high-temperature materials and variable geometry as well as our scale, global footprint and in-market capabilities to meet the volume demands of global OEMs.
•Diesel: We have a long history of technology leadership in diesel engine turbochargers. Despite diesel industry weakness for some vehicle segments, the majority of our diesel turbochargers revenue comes from heavier and bigger vehicles like SUVs, pickup trucks and light commercial vehicles (such as delivery vans), which remain a stable part of the diesel industry. Diesel maintains a unique advantage in terms of fuel consumption, hence cost of ownership, and towing capacity makes it still the powertrain of choice for heavier vehicle applications. Diesel also remains essential for OEMs to meet their CO2 fleet average regulatory target going forward, as diesel vehicles produce less CO2 on average than gasoline vehicles.
•Electrified vehicles. We provide a comprehensive portfolio of turbocharger and electric-boosting technologies to manufacturers of hybrid-electric and fuel cell vehicles. OEMs have increased their adoption of these electrified technologies given regulatory standards and consumer demands driving an expected CAGR globally of approximately 24% from 2021 to 2026, according to IHS. Similar to turbochargers for gasoline and diesel engines, turbochargers for hybrid vehicles are an essential component of maximizing fuel efficiency and overall engine performance. Our products provide OEMs with solutions that further optimize engine performance and position us well to serve OEMs as they add more electrified vehicles into their fleets.
Commercial vehicles. Our Company traces its roots to the 1950s when we helped develop a turbocharged commercial vehicle for Caterpillar. We have maintained our strategic relationship with key commercial vehicle OEMs for over 60 years as well as industry-leading positions across both on- and off-highway use. Our products improve engine performance and lower emissions on trucks, buses, agriculture equipment, construction equipment and mining equipment with engine sizes ranging 1.8L to 105L.
High-growth regions. We have a strong track record serving global and emerging OEMs, including customers in China and India, with an in-market, for-market strategy and operate full R&D and three manufacturing facilities in the high-growth regions that serve light and commercial vehicle OEMs. Our local presence in high-growth regions has helped us win business with key international and domestic Chinese OEMs, and we grew significantly faster than the vehicle production in these regions between 2013 and 2021.
Strong and collaborative relationships with leading OEMs globally
We supply our products to more than 60 OEMs globally. Our top ten customers accounted for approximately 58% of net sales and our largest customer represented approximately 13% of our net sales in 2021. With over 60 years in the turbocharger industry, we have developed strong capabilities working with all major OEMs. We consistently meet their stringent design, performance and quality standards while achieving capacity and delivery timelines that are critical for customer success. Our track record of successful collaborations, as demonstrated by our strong client base and our ability to successfully launch between 65 and 100 product applications annually, is well recognized. For example, we received a 2017 Automotive News PACE™ Innovation Partnership Award in supporting Volkswagen’s first launch of an industry-leading VNT turbocharged gasoline engine, which is just one example of our strong collaborative relationships with OEMs. Our regional research, development and manufacturing capabilities are a key advantage in helping us to supply OEMs as they expand geographically and shift towards standardized engines and vehicle platforms globally.
Global aftermarket platform
Our Garrett aftermarket brand has strong recognition across distributors and garages globally, and is known for boosting performance, quality and reliability. We operate through a distribution network of more than 250 distributors covering 165 countries. Our aftermarket business has historically provided a stable stream of revenue supported by our large installed base, currently estimated at over 120 million vehicles. As turbocharger penetration rates continue to increase, we expect that our installed base and aftermarket opportunity will grow.
Highly-engineered portfolio with continuous product innovation
We have led the revolution in turbocharging technology over the last 60 years and maintain a leading technology portfolio of approximately 1,600 patents and patents pending. We have a globally deployed team of more than 1,220 engineers across five R&D centers and 11 close-to-customer engineering centers. Our engineers have led the mainstream commercialization of several leading turbocharger innovations, including variable geometry turbines, dual-boost compressors, ball-bearing rotors, electrically actuated controls and air-bearing electric compressors for hydrogen fuel cells. We maintain a culture of continuous product innovation, introducing about ten new technologies per year and upgrading our existing key product lines approximately every 3 years. Outside of our turbocharger product lines, we apply this culture of continuous innovation to meet the needs of our customers in new areas, particularly in connected automotive technologies. We are developing solutions and increasing our R&D spend, focusing more than 40% of total R&D expenditure on new technologies like the Garrett E-Turbo that was recognized with the 2021 Automotive News PACE™ award for superior innovation, technological advancement and business performance among automotive suppliers. We are also continuing to develop MPC algorithms and cybersecurity software solutions that leverage our knowledge of vehicle powertrains and experience working closely with OEM manufacturers.
Global and low cost manufacturing footprint with operational excellence
Our geographic footprint locates R&D, engineering and manufacturing capabilities close to our customers, enabling us to tailor technologies and products for the specific vehicle types sold in each geographic industry. In all regions where we operate, we leverage low-cost sourcing through our robust supplier development program, which continually works to develop new suppliers that are able to meet our specific quality, productivity and cost requirements. We now source more than two-thirds of our materials from low-cost countries and believe our high-quality, low-cost supplier network to be a significant competitive advantage. We have invested heavily to bring differentiated local capabilities to our customers in high-growth regions, including China and India.
In 2021 we manufactured more than 87% of our products in low-cost countries, including seven manufacturing facilities in China, India, Mexico, Romania and Slovakia. We have a long-standing culture of lean manufacturing excellence and continuous productivity improvement. We believe global uniformity and operational excellence across facilities is a key competitive advantage in our industry given that OEM engine platforms are often designed centrally but manufactured locally, requiring suppliers to meet the exact same specifications across all locations.
Our Growth Strategies
Garrett invests in innovative technologies that address the needs of our customers in the ongoing auto industry transformation. This continued investment into differentiated technology, coupled with our relentless focus on deep customer relations and our global capabilities, allows us to drive the following business strategies:
Strengthen industry leadership across powertrain technologies
We are focused on strengthening our industry position in light vehicles:
•Gasoline turbochargers, which historically lagged adoption of diesel turbochargers, are expected to grow at an 7% annual CAGR from 2021 to 2026, according to IHS, exceeding the growth of diesel turbochargers. We expect to benefit from this higher growth given the gasoline platforms we have been awarded over the past several years. We have launched the first modern 1.5L VNT gasoline application with a major OEM and we expect to see increasing adoption of this technology in years to come. Key to our strategy for gasoline growth is our plan to leverage our technology strengths in high temperature materials and variable geometry technologies as well as our scale, global footprint and in-region capabilities to meet the volume demands of global OEMs.
•We believe growth in our share of the diesel turbochargers industry will be driven by new product introductions focused on emissions-enforcement technologies and supported by our favorable positioning with large vehicles and high-growth regions within this industry. The more stringent emissions standards require higher turbocharger technology content such as variable geometry, 2-stage systems, advanced bearings and materials which increase our content per vehicle. We expect to grow our commercial vehicle business through new product introductions and targeted platform wins with key on-highway customers and underserved OEMs.
Leverage our differentiated technology to solve key challenges in electrification
We stand to benefit from the increased adoption of hybrid-electric and fuel cell vehicles and the increased need for turbochargers associated with increased sales volumes for these engine types. IHS estimates that the global production of electrified vehicles (ranging from mild-hybrids to plugin-hybrids to battery and fuel cell electric vehicles) will increase from approximately 15 million vehicles in 2021 to approximately 51 million vehicles by 2026, representing an annualized growth rate of approximately 28%. OEMs will need to further improve engine performance for their increasingly hybrid electrified offerings, and our comprehensive portfolio of turbocharger and electric-boosting technologies are designed to help OEMs do so. We expect to continue to invest in product innovations and new technologies and believe that we are well positioned to continue to be a technology-leader in the propulsion of electrified vehicles. As we keep strengthening our electrical know-how, we believe our capabilities and technological expertise can be pivoted in the electrification arena for selected electric powertrain opportunities. With approximately 40% of our R&D investment in 2021 and a team of more than 300 specialized engineers, we keep strengthening our electrical know-how, and we believe our capabilities and technological expertise can be pivoted in the electrification arena for selected electric powertrain opportunities.
Increase industry position in high-growth regions
In 2021, after a steep drop in the first quarter due to strict lockdowns, vehicle production in China continued to experience further challenges through the third quarter from supply chain disruptions caused by shortage of semiconductor components whereas fourth quarter recovery partly compensated for the decline in the first three quarters, with a 4% full year growth, aligned to average growth in the other regions. IHS expects vehicle production in China to be stable next year. We plan to continue to strengthen our relationships with OEMs in high-growth, emerging regions by demonstrating our technology leadership through our local research, development and manufacturing capabilities. We expect our local footprint to continue to provide a strong competitive edge in high-growth regions due to our ability to work closely with OEMs throughout all stages of the product lifecycle including aftermarket support. For example, in China, our research center in Shanghai, our manufacturing facilities in Wuhan and Shanghai and our 1,042 employees support our differentiated end-to-end capabilities and we believe will continue to support key platform wins in the Chinese market. Our operations in China are expected to continue to benefit us as OEMs build global platforms in low cost regions. Our commitment to providing high-touch technology support to OEMs has allowed us to be recognized as a local player in other key high-growth regions, such as India.
Grow our aftermarket business
We have an opportunity to strengthen our global network of more than 250 distributors in 165 countries by deepening our channel penetration, leveraging our well-recognized Garrett brand, utilizing new online technologies for customer engagement and sales, and widening the product portfolio. Installer Connect, a global web-based platform providing self-service tools aimed at connecting garage technicians attracted 265 thousand visitors and more than 65 thousand garage technicians have registered on the platform to use Garrett self-learning and certification steps in 2021. Additionally, the Garrett Web Racing & Performance section of our website attracted more than one million visitors in 2021.
Drive continuous product innovation across connected vehicles, software and controls
We are actively investing in software and services that leverage our capabilities in powertrains, vehicle performance management, and electrical/mechanical design to capitalize on the growth relating to connected and electric vehicles. More than 85% of passenger vehicles sold in Europe and the United States and almost 50% of vehicles sold in China in 2021 were estimated to be connected in some way to the Internet according to Strategy &, a consultancy firm. According to the same report, that number is expected to reach 100% in Europe and the United States and >90% in China by 2025. Building on our software and connected vehicle capabilities, we have assembled a team of engineers, software and technical experts and have opened design centers in North America, India, China, Korea, Romania and Czech Republic. We continue to target key areas of the industry where we are best positioned to leverage our existing technology platforms and capabilities to serve our customers. We execute a portion of our connectivity investment in collaboration with OEMs and other Tier 1 suppliers and have multiple production programs with customers underway.
Research, Development and Intellectual Property
We maintain technical engineering centers in major automotive production regions of the world to develop and provide advanced products, process and manufacturing support to all of our manufacturing sites, and to provide our customers with local engineering capabilities and design developments on a global basis. As of December 31, 2021, we employed approximately 1,220 engineers. Our total R&D expenses were $136 million, $111 million and $129 million for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, the Company incurs engineering-related expenses which are also included in Cost of goods sold of $22 million, $13 million, and $5 million for the years ended December 31, 2021, 2020 and 2019. While it already represents approximately 40% of our R&D expenditures, we expect to further increase this percentage to support our new strategic growth opportunities in 2022, in particular in the domain of electrification of drivetrains and fuel cell technology.
We currently hold approximately 1,600 patents and patents pending. Our current patents are expected to expire between 2022 and 2041. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our intellectual property.

Materials
The most significant raw materials we use to manufacture our products are grey iron, aluminum, stainless steel and a nickel-, iron- and chromium-based alloy. As of December 31, 2021, we have not experienced any significant shortage of raw materials and normally we or our suppliers (on our behalf) do not carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
Customers
Our global customer base includes nine of the ten largest light vehicle OEMs and nine of the ten largest commercial vehicle engine makers.
Our ten largest applications in 2021 were with six different OEMs. OEM sales were approximately 87% of our 2021 revenues while our aftermarket and other products contributed 13%.
Our largest customer is Bayerische Motoren Werke AG (“BMW”). In 2021, 2020 and 2019, BMW accounted for 13%, 11%, and 7%, respectively, of our total sales. In 2021, 2020 and 2019, our sales to Ford Motor Company (“Ford”) were 10%, 10%, and 12%, respectively, of our total sales.
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
As of December 31, 2021, the undiscounted reserve for environmental investigation and remediation was $18 million. We do not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and we cannot determine either the timing or the amount of the ultimate costs associated with environmental matters, which could be material to our consolidated results of operations and operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that environmental matters will have a material adverse effect on our consolidated financial position.
The Company previously had asbestos-related liability payments and accounts payable primarily reflecting the terms of the Honeywell Indemnity Agreement with Honeywell entered into on September 12, 2018, under which our wholly owned indirect subsidiary Garrett ASASCO Inc. was expected to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to Honeywell’s former Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Bendix business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities (the "Honeywell Indemnity Agreement"). The Plan as confirmed by the Bankruptcy Court includes a global settlement with Honeywell providing for, among other things, the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the certain agreements with Honeywell, including under the Honeywell Indemnity Agreement.
Human Capital
Corporate Responsibility
WeCare4 Sustainability Approach
Garrett’s mission to enable cleaner, safer vehicles is at the heart of its contribution to society. We develop solutions for the auto industry's most pressing sustainability issues, from emissions reduction to vehicle cybersecurity. Our governance model demonstrate that the Senior Leadership and The Board of Directors are committed to promoting and developing corporate responsibility and sustainability, assessing and prioritizing topics that are material to the business and monitoring adherence to Company standards. These commitments are formalized in the charter of the Nominating & Governance Committee.
Garrett WeCare4 global sustainability approach is focused on the essential building blocks required to successfully achieve its mission: a culture of innovation and responsible operations.
Culture of innovation: Investing on people both inside and outside the company.
•Developing Garrett’s people: We promote respect, diversity, and encourage everyone to fulfil their potential. We support our employees in their careers, offering a comprehensive training and development program, and leadership training for managers. Garrett global network of Diversity and Inclusion ("D&I")_champions drive an inclusive culture and develop awareness activities. In 2021, through the Garrett Together communications platform, the company continued to help employees globally to stay connected as work for many moved from office to home and to promote a positive mindset while navigating work and life through COVID-19. Garrett also re-focused part of its community outreach programs to provide help to the local populations where it was most urgently needed. In India, Garrett donated 5 live-saving adult ventilators to the Sassoon hospital in Pune for the intensive care unit beds. Following the floods in Maharashtra, state where the Garrett production site in Pune is located, the company organized the transportation and distribution of Hygiene kits provided to 874 families.
•Educating future innovators: Garrett sponsors internship, graduate program, and higher education institutes in several countries. The company is providing students with a tailor-made Science, Technology, Engineering and Math (“STEM”) program and holding regular open days for schoolchildren. In Romania, Garrett employees continued to focus their action in helping young people. A team of volunteers helped 70 students to find the right career path while another team joined the “Give a Byte of Help” cause and organized a donation of 90 fully equipped computers which benefited to over 1,000 children in institutions in disadvantaged areas of Romania.

Responsible operations: Being responsible in what we do and in the way we behave as a company and as employees.

•Managing our environmental footprint: In addition to the considerable impact we have on reducing harmful emissions from vehicles, we are also committed to reducing our own impact on the environment. As a worldwide business, Garrett applies global standards to environmental impact as part of our lifecycle management, assessing end-to-end performance from design through to manufacturing and service support. All of our sites are certified ISO 14001. In 2021 Garrett improved its EcoVadis silver rating with a score of 63, putting the company in the top 5% in the industry and consolidated its Carbon Disclosure Project B rating.

•Behaving ethically: Garrett people share a responsibility to act ethically and with the highest professional standards at all times. We hold our suppliers to the same high standards and have a Regulatory Materials Compliance Process for Suppliers. We have clear policies for the responsible procurement of raw materials and Conflict Minerals. Our Supplier Code of Business Conduct outlines our requirements for suppliers to treat their employees with dignity and respect.
Garrett articulates its commitments to social and environmental considerations in the communities in which it operates in the Company’s Code of Business Conduct, which can be found on our website at www.garrettmotion.com under "Corporate – Sustainability". The Company published its first sustainability report in 2021, the content of which is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Human Capital Disclosure
At Garrett, we place a high value on developing the right working environment and the right skillsets to advance our performance culture, support our growth strategy and ensure that the world at large can continue to benefit from breakthroughs in sustainable mobility. We invest in creating an inclusive, stimulating, and safe work environment where our employees can deliver their workplace best every day. As of December 31, 2021, we employed approximately 6,500 permanent employees and 2,200 temporary and contract workers globally.
Diversity, equity and inclusion
Diversity and Inclusion is one of Garrett’s four fundamentals. As such, we strive to ensure that our employees are each involved, supported, respected and connected. Embracing diverse thoughts and ideas through inclusion leads to a competitive advantage in the market, increased innovation as we generate new and better ideas, and customer-centric decision making. We pride ourselves that Diversity is represented from the top of the organisation, for example 15 different nationalities are represented in our senior management team and they bring with them a wide variety of different backgrounds and experiences.
In 2021, the Company continued to strengthen and develop its approach to diversity, equity and inclusion. Actions during the year included:
•Regular reporting and review of existing diversity and inclusion metrics and initiatives
•Work by 14 Diversity and Inclusion Champions in key countries to develop local D&I initiatives suitable for the local context while aligning with the global strategy
•Holding Garrett’s annual Diversity and Inclusion Week during October based on the themes of 'Small Actions Make a Big Difference'.
During the year Garrett increased the percentage of female representation in the total workforce from 20.4% in 2020 to 21.8% in 2021. This continues the progress being made to achieve our ambition of reaching a representation percentage of 25% by 2025. In addition, the percentage of female representation in Senior Management roles increased from 19.5% in 2020 to 20.0% in 2021. This compares to our 2025 ambition, again at 25%
The table below shows the evolution of our gender diversity representation over the last four years:

	2018	2019	2020	2021	2025 Ambition
% Women in total workforce	18.9%	19.7%	20.4%	21.8%	25.0%
% Women in Senior Management	17.0%	16.7%	19.5%	20.0%	25.0%
As of December 31, 2021, Garrett’s Board of Directors had 33% female representation.
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
Our learning environment offers employees access to more than 1,000 online trainings that address a wide range of functional competencies, technical skills, and human skills. Learning can be self-paced, while Garrett’s growing online peer-to-peer learning communities also allow employees to easily access courses specific to their function and to share materials and ideas on topics of interest. A variety of instructor led virtual programs were deployed during 2021 to support employees' development and a number of dedicated programs for emerging and experienced leaders were successfully held. Approximately 60,000 hours of online training was delivered during 2021.
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
Be well, work well
Health and Safety

World-class health and safety considerations are integrated into Garrett’s procedures and processes. Our management systems apply global standards that have transitioned from Occupational Health & Safety Assessment Series ("OHSAS") 18001 to ISO 45001 and that provide protection of human health and safety during normal and emergency situations. Compliance with our standards and local regulatory requirements is monitored through a company-wide self-assessment process assured through annual audits. The timely development and implementation of process improvement and corrective action plans are closely monitored.

From early 2020, Garrett’s global Health and Safety team worked tirelessly to deliver and implement best practice safety guidelines relating to COVID-19. A global safety campaign was rolled out alongside dedicated employee newsletters to support the entire workforce with rules on staying safe and healthy. The global safety campaign and newsletter remained in place throughout 2021.
The particular focus on the health of our employees to address the challenges posed by COVID-19 also provided a benefit in the focus on their safety in which we maintained good performance in our Total Case Incident Rate (“TCIR”). TCIR is measured as the number of recordable injuries and illnesses multiplied by 200,000 and then that number is divided by the total number of hours worked by employees, TCIR was maintained at 0.11 in 2021, which is consistent with the TCIR in the previous two years, even during a return to full production, and despite the additional challenges of protecting our teams from COVID-19 during the pandemic.
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
As part of our commitment to the well-being of our employees, Garrett offers an Employee Assistance Program (EAP). It is an external counselling service designed to assist employees with personal, family, or workplace matters. This service is confidential and is also available to each employee’s dependents.
In late 2020, Garrett made a number of well-being resources available to all its connected employees, including useful tools and techniques for managing mental and physical health, in addition to dedicated online events. These remained in place throughout 2021.
Employee feedback, representation, and retention
Garrett’s Performance Management system aims to ensure that two-way dialogue is ongoing between employees and managers, punctuated by both an annual and a mid-year review, which provides employees the opportunity to express their opinions and ideas in terms of their development goals and career aspirations.
Garrett’s strategy is to build positive, direct, business-focused working relationships with all employees in order to drive business results. Garrett respects employees’ rights and their wish to be part of employee representative bodies including unions, work councils and employee forums. The Company understands the value of collective bargaining in its labour and employee relations strategy and the importance of trust in its working relationships. Approximately 40% of the Company’s permanent employees (including both full-time and part-time employees) are represented by unions and works councils under current collective bargaining agreements.
Garrett closely monitors employee turnover to measure retention and define improvement actions as and where necessary. As of December 2021, the Company’s annual voluntary turnover for 2021 was 11.3%. which reflect the trends of the current global marketplace for talent. Garrett has developed a full set of actions to maximise retention that are carried out at both a global and local level, with line managers as well as functional leaders held accountable for their employee turnover performance. We intend to continue to work diligently on this area to mitigate against the challenges of a highly competitive global marketplace for talent.
Educating future innovators
Garrett places a high value on STEM research and learning opportunities that provide young people with the skills needed to develop the future of sustainable mobility. The Company sponsors higher education institutes in several countries to further critical research in technical areas and provide students with opportunities to study STEM programs.
Garrett’s Internship Programs enable students to connect theoretical knowledge with practical responsibilities in the spirit of ‘living laboratories’ during which they are encouraged to take ownership of business projects and define tactics to meet the project goals. Despite the challenging context of COVID-19, Garrett offered 124 internships (approximately 50% in Engineering, 19% in IT, 10% in Integrated Supply Chain and the remainder in Finance, HR, Marketing and Sales) in 11 countries during 2021.
Garrett runs a Graduate Program which in 2021 provided 11 graduates in 5 countries with a unique 3 to 2 year opportunity to gain experience and exposure to Garrett’s cutting-edge technologies while at the same time building their leadership skills in a fast-paced and professional work environment.

The Company sponsors Formula SAE and Formula Student teams in several countries and in 2021 sponsored the European BEST Engineering Competition, the biggest international technical competition in Central Europe, where Garrett defined an assignment for 24 students around the concept of sustainable future mobility.
Prior to COVID-19, Garrett teams regularly held open days for school children in their host communities, with a specific focus on encouraging girls to take an interest in STEM. With many host communities forced into lockdown in 2021, Garrett instead supported local first responders in several countries with the donation of PPE, and provided food and sanitation products for 2,000 vulnerable families around Garrett’s sites in India.
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
These trends were less significant during 2021 because of the COVID-19 pandemic, but we expect them to continue in the future once the pandemic is resolved.
Additional Information
Our Company was incorporated on March 14, 2018 as a Delaware corporation in connection with the Spin-Off from Honeywell, and we maintain our headquarters in Rolle, Switzerland. On the Petition Date, the Debtors each filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On April 20, 2021, the Debtors filed the Plan, and on April 26, 2021, the Bankruptcy Court entered an order, among other things, confirming the Plan. On the Effective Date, the conditions to the effectiveness of the Plan were satisfied or waived and the Company emerged from bankruptcy.
This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as all amendments and other reports filed with or furnished to the SEC, are also available free of charge on our internet site at https://www.garrettmotion.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website at SEC.gov that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC, including our Company.
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
The cost and availability of raw materials (including, but not limited to, grey iron, aluminum, stainless steel as well as a nickel, iron and chromium-based alloy) are key elements in the cost of our products. Our inability to offset material price inflation through increased prices to customers, formula or long-term fixed-price contracts with suppliers, productivity actions or through commodity hedges could adversely affect our results of operations.

We obtain components and other products and services from numerous suppliers and other vendors throughout the world. Many major components and product equipment items are procured or subcontracted on a single- or sole-source basis. Although we believe that sources of supply for raw materials and components are generally adequate, it is difficult to predict what effects shortages or price increases may have in the future. For example, in 2021, the global automotive market experienced shortages in the supply of semiconductors due to global supply constraints, resulting in reduced automobile production volumes, which had a knock-on effect on demand for Garrett’s products. Such semiconductor shortages are expected to continue in the future and could affect Garrett’s supply of components, as well as continue to affect demand for Garrett’s products. Short- or long-term capacity constraints or financial distress at any point in our supply chain could disrupt our operations and adversely affect our financial performance, particularly when the affected suppliers and vendors are the sole sources of products that we require or that have unique capabilities, or when our customers have directed us to use those specific suppliers and vendors. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. Our inability to fill our supply needs would jeopardize our ability to fulfill obligations under commercial contracts, and could result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships. Our business also uses substantial amounts of energy in production, and our production activities may therefore be impacted by power outages in the places where we produce our products, such as China (Jiangsu province in particular). As of December 31, 2021, Garrett plants in China have not experienced power outage impacts at our own production facilities. However, reduced supplier capacity may not meet our demands, and we may also encounter demand reduction from customers or power cuts in our own plants going forward. Any power outage impacts are closely monitored.
In addition, as of December 31, 2021, the global economy has experienced an increased risk of shortages and other disruptions to global supply chains, including as a result of the continuing impact of the COVID-19 pandemic. Such shortages and other disruptions to global supply chains may have an adverse impact on the cost and availability of raw materials, components, energy and other inputs used in our business, or in the businesses of our customers and suppliers, and may adversely affect our results of operations, financial condition and business.
We are exposed to a broad range of climate-related risks arising from both the non-physical and physical impacts of climate change and related risks, including actions by governments in response to such risks, which may materially affect demand for our products, our supply chain, and our results of operations
The sales and margins of our business are directly impacted by government regulations, including safety, performance and product certification regulations, particularly with respect to emissions, fuel economy and energy efficiency standards for motor vehicles. Increased public awareness and concern regarding global climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions. While such requirements can promote increased demand for our turbochargers and other products, several markets in which we operate are undertaking efforts to more strictly regulate or ban vehicles powered by certain older-generation diesel engines. If such efforts are pursued more broadly throughout the market than we have anticipated, such efforts may impact demand for our aftermarket products. Changes in demand and emerging needs of customers that are not perceived adequately in advance and/or incorporated in the product development process (e.g., demand for eco-compatible products) may result in lower sales volumes and consequently affect our results of operations.
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
If a transition to battery-electric vehicles is pursued more broadly throughout the market, is implemented more rapidly than we have anticipated, or if we overestimate the turbocharger penetration rate in hybrids, then the demand for our products could be impacted and our results of operations consequently could be affected.
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
In addition to legislation and regulations, and business trends, the physical impacts of climate change present an area of risk. Floods, seismic events, other natural disasters or natural events causing damage threaten the functioning and/or continuity of the Company and its suppliers. For example, in late July 2021, typhoon “Fireworks” resulted in disruption to our operations at our plant in Shanghai and in November 2021, high winds at the Cheadle site caused a part of a building’s roof to break off. In order to mitigate these risks, the Company develops and executes emergency responses plans in anticipation of potential significant weather events. Despite these mitigation efforts, such climate-related natural events are unpredictable, and may cause damage to operating assets/property in use, interruption or reduction in capability of production/processes, and/or product inventories, which could result in additional costs for recovery and/or lost sales. Such events can also increase the risk of interruption or increasing costs due to the impacts of climate change on utility providers.
Industry and economic conditions may adversely affect the markets and operating conditions of our customers, which, in turn, can affect demand for our products and services and our results of operations.
We are dependent on the continued growth, viability and financial stability of our customers. A substantial portion of our customers are OEMs in the automotive industry. This industry is subject to rapid technological change often driven by regulatory changes, vigorous competition, short product life cycles and cyclical and reduced consumer demand patterns. In addition to general economic conditions, automotive sales and automotive vehicle production also depend on other factors, such as supplier stability, factory transitions, capacity constraints, the costs and availability of consumer credit, consumer confidence and consumer preferences. When our customers are adversely affected by these factors, we may be similarly affected to the extent that our customers reduce the volume of orders for our products. Economic declines and corresponding reductions in automotive sales and production by our customers, particularly with respect to light vehicles, have in the past had, and may in the future have, a significant adverse effect on our business, results of operations and financial condition. For example, in 2021, the global automotive market experienced shortages in the supply of semiconductors due to global supply constraints, resulting in reduced automobile production volumes, which had a knock-on effect on demand for Garrett’s products from our customers. Such semiconductor shortages are expected to continue in the future and could continue to affect Garrett’s supply of components, as well as continue to negatively impact demand for Garrett’s products.
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
During 2020, the novel coronavirus disease, COVID-19, spread across the world, including throughout Asia, the United States and Europe. The outbreak and government measures taken in response had and continue to have a significant adverse impact, both direct and indirect, on our businesses and the economy. Our manufacturing facility in Wuhan, China was shut down for six weeks in February and March 2020 and we saw diminished production in our Shanghai, China facility for that same time period, which were the primary drivers of the decrease in sales in the Asia region during the three months ended March 31, 2020. While our facilities in China re-opened in the second quarter of 2020, our manufacturing facilities in Mexicali, Mexico and Pune, India were shut down and our manufacturing facilities in Europe operated at reduced capacity. This significantly reduced our production volumes and had a material adverse impact on our business, results of operations and financial condition. In the third quarter of 2020, the fast recovery observed in all geographies enabled us to ramp up production in most of our production sites to normal levels. This recovery continued in the fourth quarter of 2020 with a very strong demand especially in China and Europe. However, if the COVID-19 pandemic drives new lockdown measures impacting our manufacturing facilities, our facilities may be forced to shut down or operate at reduced capacity again which will continue to negatively impact our revenues. We have also faced limitations on our employee resources, including because of stay-at-home orders from local governments, new paid time off policies, employee furloughs, state-funded layoffs, sickness of employees or their families or the desire of employees to avoid contact with large groups of people. The pandemic has also diverted management resources and the prolonged work-from-home arrangements have created or exacerbated business continuity and cybersecurity risks.
Certain of our customers have been similarly affected and are experiencing closures and labor shortages. As a result of such closures, we have experienced weakened demand from our customers, who have not been able to accept orders or have delayed or canceled orders, which has negatively affected our revenues. If this trend continues, our revenues will continue to be negatively impacted.
The COVID-19 pandemic continues to rapidly evolve. The extent to which the outbreak impacts our business, liquidity and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the availability and effectiveness of vaccines or treatments, the duration of the pandemic, travel restrictions and social distancing in the European Union, China and other countries, the duration and extent of business closures or business disruptions and the effectiveness of actions taken to contain the disease. If we or our customers experience prolonged shutdowns or other business disruptions beyond current expectations, our ability to conduct our business in the manner and within planned timelines could be materially and adversely impacted, and our business and financial results may continue to be adversely affected.
Our sales were adversely affected in the fiscal year 2020 caused by the COVID-19 pandemic, however we observed a fast recovery in all geographies since mid-2020. The direct adverse impact on our financial performance began to dissipate over the course of fiscal year 2021. All our facilities are fully operational since the third quarter of 2020. Although we remain optimistic that the worst of the pandemic is behind us, there is continued uncertainty related to variant strains that can have direct or indirect repercussions on our operations and ultimately financial performance which cannot be estimated at this time.

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
We negotiate sales prices annually with our automotive customers. Our customer supply agreements generally require step-downs in component pricing over the period of production. In addition, our customers often reserve the right to terminate their supply contracts at any time, which enhances their ability to obtain price reductions. OEMs have also exercised significant influence over their suppliers, including us, because the automotive component supply industry is highly competitive and serves a limited number of customers. Based on these factors, our status as a Tier I supplier (one that supplies vehicle components directly to manufacturers) and the fact that our customers’ product programs typically last a number of years and are anticipated to encompass large volumes, our customers are able to negotiate favorable pricing, and any cost-cutting initiatives that our customers adopt generally will result in increased downward pressure on our pricing. Any resulting impacts to our sales levels and margins, could over time significantly reduce our revenues and adversely affect our competitive standing and prospects. Additionally, large commercial settlements with our customers may adversely affect our results of operations.

We are subject to the economic, political, regulatory, foreign exchange and other risks of international operations.

We have created a geographic footprint that emphasizes locating R&D, engineering and manufacturing capabilities in close physical proximity to our customers. Our international geographic footprint subjects us to many risks, including: exchange control regulations; wage and price controls; antitrust and environmental regulations; employment regulations; foreign investment laws; monetary and fiscal policies and protectionist measures that may prohibit acquisitions or joint ventures, establish local content requirements, or impact trade volumes; import, export and other trade restrictions (such as embargoes); violations by our employees of anti-corruption laws; changes in regulations regarding transactions with state-owned enterprises; nationalization of private enterprises; natural and man-made disasters, hazards and losses; global health risks and pandemics; backlash from foreign labor organizations related to our restructuring actions; violence, civil and labor unrest; acts of terrorism; and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Additionally, certain of the markets in which we operate have adopted increasingly strict data privacy and data protection requirements or may require local storage and processing of data or similar requirements. The European Commission has approved a data protection regulation, known as the General Data Protection Regulation (“GDPR”), that came into force in May 2018. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union and includes significant penalties for non-compliance. The GDPR and similar data protection measures may increase the cost and complexity of our ability to deliver our services to ensure compliance.
Following the United Kingdom's ("U.K.") withdrawal from the European Union on January 31, 2020, the U.K. entered into a transition period during which it continued its ongoing and complex negotiations with the European Union relating to the future trading relationship between the U.K. and European Union. The transition period ended on December 31, 2020, before which the United Kingdom and the European Commission reached a cooperation agreement on the future trading relationship between the parties (the “TCA”). On December 30, 2020 the U.K. Parliament approved the European (Future Relationship) Bill, thereby ratifying the TCA. The TCA was formally approved by the European Parliament and the Council of the European Union on May 1, 2021. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal. Our manufacturing operations in Cheadle and the businesses of our customers and suppliers could be negatively impacted if tariffs or other restrictions are imposed on the free flow of goods to and from the U.K.
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
Finally, we generate significant cash that is invested with financial and non-financial counterparties. While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the counterparties with whom we transact business could expose us to financial loss.

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
We may require additional capital in the future to finance our growth and development, upgrade and improve our manufacturing capabilities, implement further marketing and sales activities, fund ongoing R&D activities, satisfy regulatory and environmental compliance obligations, and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology and R&D projects and the status and timing of these developments. If our access to capital were to become constrained significantly, or if costs of capital increased significantly, due to lowered credit ratings, prevailing industry conditions, the solvency of our customers, a material decline in demand for our products, the volatility of the capital markets or other factors, our financial condition, results of operations and cash flows could be adversely affected. These conditions may adversely affect our ability to obtain targeted credit ratings.
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
We are currently, and we may in the future, be party to a number of lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of our current and historical business, including matters relating to commercial transactions, product liability, prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, antitrust, import and export, and environmental, health and safety matters, as well as securities litigation, tax proceedings and litigation related to our debt. For additional information regarding our pending legal proceedings, see Part I, Item 3, “Legal Proceedings”. We cannot predict with certainty the outcome of legal proceedings or contingencies. The costs incurred in litigation can be substantial and result in the diversion of management’s attention and resources.
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
Changes in interest rates and cessation of the London Inter-bank Offered Rate ("LIBOR") could adversely affect our earnings and/or cash flows.
Because a significant number of our loans are made at variable interest rates, our business results are subject to fluctuations in interest rates. Certain loans extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms will cause LIBOR to cease to exist and will cause the establishment of an alternative reference rate(s). The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S.

dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. In January 2022, we amended our Credit Agreement (as defined below) to, among other things, remove LIBOR as an available rate at which revolving loans could accrue and add for such revolving loans new benchmark rate options based on the term or daily overnight secured overnight financing rate ("SOFR") published by the Federal Reserve Bank of New York and based on the average bid reference rate administered by ASX Benchmarks Pty Limited. The outstanding term loan under the Credit Agreement continues to accrue interest in LIBOR, but will switch to an alternative benchmark rate when certain events occur, which alternative benchmark we anticipate will be term SOFR. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows. These consequences cannot be entirely predicted and could have an adverse impact on the market value for, or value of, LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.
We manage interest rate risks with a variety of techniques that include the selective use of derivatives. When LIBOR ceases to exist or ceases to be the variable rate used under our Credit Agreement as a benchmark to establish the interest rate, there is no assurance that the interest rate on our interest rate swaps will conform to the new interest rate under our Credit Agreement. There can further be no assurance that fluctuations in interest rates will not have a material adverse impact on our earnings and cash flows. If the replacement rate for LIBOR in our interest rate swaps differs from the replacement rate for LIBOR under our Credit Agreement, our interest rate swaps may be ineffective and require us to mark-to-market the ineffective portion of the interest rate swap through our income statement. Accordingly, if any of the derivative instruments we use to hedge our exposure to these various types of risk is ineffective, it may have an adverse impact on our earnings and cash flows.
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
A number of our emerging opportunities in technology, products and services rely on key technologies developed or licensed from third parties. While the majority of our current product offerings are not covered by third-party licenses, many of our emerging technology offerings that we are developing use software components or other intellectual property licensed from third parties, including both through proprietary and open source licenses. Should such emerging products become a significant part of our product offerings, our reliance on third-party licenses may present various risks to our business. These third-party software components may become obsolete, defective or incompatible with future versions of our emerging technology offerings, our relationship with these third parties may deteriorate, or our agreements with these third parties may expire or be terminated. We may face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. In order to remain in compliance with the terms of our licenses, we must carefully monitor and manage our use of third-party components, including both proprietary and open source license terms that may require the licensing or public disclosure of our intellectual property without compensation or on undesirable terms. Additionally, some of these licenses may not be available for use in the future on terms that may be acceptable or that allow our emerging product offerings to remain competitive. Our inability to obtain licenses or rights on favorable terms could have a material effect on our emerging technology offerings. Moreover, it is possible that as a consequence of a future merger or acquisition we may be involved in, third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to such transaction. Because the availability and cost from third parties depends upon the willingness of third parties to deal with us on the terms we request, there is a risk that third parties who license our competitors will either refuse to license to us at all, or refuse to license us on terms equally favorable to those granted to our competitors. Consequently, we may lose a competitive advantage with respect to these intellectual property rights or we may be required to enter into costly arrangements in order to obtain these rights.

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

We have identified a material weakness in our internal controls over financial reporting as of December 31, 2021. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner.
We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.
In the course of preparing our Annual Report on Form 10-K and our Consolidated Financial Statements for the year ended December 31, 2021, management identified a material error in the calculation of earnings per share for the three and six months ended June 30, 2021 and for the three and nine months ended September 30, 2021. Our management determined that a material weakness in internal control over financial reporting existed at that time related to a deficiency in the design and implementation of effective controls relating to involvement of subject matter experts in management's review of complex and bespoke transactions. As a result of such material weakness, we concluded that our internal control over financial reporting was not effective as of December 31, 2021 and have taken certain remediation steps with respect to the material weakness as set out in Item 9A, Controls and Procedures.
If we are unable to successfully remediate our material weakness, or in the event that additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our ability to accurately record, process and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. In addition, we may be unable to maintain compliance with the federal securities laws and NYSE listing requirements regarding the timely filing of periodic reports.
Our ability to successfully comply with Section 404 requires us to be able to prepare timely and accurate financial statements. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer, and we may be unable to conclude that our internal control over financial reporting is effective, and our independent registered public accounting firm may provide an adverse opinion on our internal control over financial reporting. Additionally, if we are not able to comply with the requirements of Section 404, the market price of shares of Common Stock or Series A Preferred Stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Any of the foregoing could cause investors to lose confidence in the reliability of our financial reporting, which could have a negative effect on the market price of the market price of shares of our Common Stock and our Series A Preferred Stock, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which could have a material adverse effect on our results of operations and financial condition.
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
Pursuant to the Plan, the composition of our Board changed significantly upon our emergence from bankruptcy. Our Board is now made up of nine directors, comprising three directors designated by certain affiliated funds of Centerbridge Partners, L.P. (the "Centerbridge Investors"), three directors designated by certain affiliated funds of Oaktree Capital Management, L.P. (the "Oaktree Investors"), one director elected by Honeywell, one director designated by additional investors (the "Additional Investors") party to that certain investor rights agreement entered into with certain holders of our Series A Preferred Stock in connection with our emergence from bankruptcy (the "Investor Rights Agreement") and one director that is a member of our executive management team. Furthermore, pursuant to the terms of the Investor Rights Agreement for the Series A Preferred Stock, the Centerbridge Investors and the Oaktree Investors each have the right to designate three directors for election to the Board at each meeting of stockholders of the Company, provided that the number of directors that the Centerbridge Investors and the Oaktree Investors each are entitled to designate will be subject to proportionate reduction in the event that the Centerbridge Investors or the Oaktree Investors, as applicable, cease to own at least 60%, 40% or 20% of their initial aggregate holdings of Common Stock (on an as-converted basis) as of the Effective Date. Furthermore, certain holders of our Series A Preferred Stock are entitled to designate one director for election to the Board at each meeting of stockholders of the Company, provided that such holders continue to own at least 60% of their initial aggregate holdings of Common Stock (on an as-converted basis) as of the Effective Date. Pursuant to the terms of the Certificate of Designations for the Series B Preferred Stock, Honeywell has the right to elect one director to the Board at each meeting of stockholders of the Company, provided that at least $125 million of shares of Series B Preferred Stock remain outstanding.
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
Risks Related to Our Capital Structure
We have substantial debt and may be unable to generate sufficient cash flows from operations to meet our debt service and other obligations.
We have substantial consolidated indebtedness. On April 30, 2021, we entered into credit facilities consisting of (i) $715 million of USD-denominated term loans, (ii) €450 million of EUR-denominated term loans and (iii) a revolving facility of $300 million. As of December 31, 2021, we had $1,223 million of consolidated outstanding indebtedness with respect to the Credit Facilities. Furthermore, we have substantial payment obligations to Honeywell under the terms of the Series B Preferred Stock (see “—We have substantial payment obligations to Honeywell under the terms of the Series B Preferred Stock” below). As of December 31, 2021, our liabilities with respect to our payment obligations to Honeywell under the terms of the Series B Preferred Stock were $395 million (representing the present value of all remaining amortization payments due under the outstanding Series B Preferred Stock, discounted at a rate of 7.67% per annum). See " - We have substantial payment obligations to Honeywell under the terms of the Series B Preferred Stock."
Our projected annualized cash interest expense on our term debt (net of interest rate and cross-currency swaps and excluding commitment fees and letter of credit fees) would have been approximately $40 million based on our consolidated indebtedness and interest rates as at December 31, 2021, of which approximately $9 million represents cash interest expense on variable-rate obligations. Our ability to generate sufficient cash flows from operations to make payments for scheduled debt service and other obligations depends on a range of economic, competitive and business factors, many of which are outside of our control. Weakness in economic conditions and our performance beyond our expectations would exacerbate these risks. Our business may generate insufficient cash flows from operations to meet our debt service and other obligations, and currently anticipated cost savings, working capital reductions and operating improvements may not be realized on schedule, or at all. To the extent our cash flow from operations is insufficient to fund our debt service and other obligations, aside from our current liquidity, we would be dependent on outside capital to meet the funding of our debt service and other obligations and to fund capital expenditures. We were previously forced to take actions to restructure and refinance our indebtedness and other obligations and there can be no assurances that we will be able to meet our scheduled debt service and other obligations in the future.
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
Honeywell has the right to require the repayment of the Series B Preferred Stock in part or in full in certain circumstances.
Under the terms of the Series B Preferred Stock, if (i) our Consolidated EBITDA (as defined in the Certificate of Designations for the Series B Preferred Stock) on a consolidated basis for the prior twelve months reaches $600 million for two consecutive quarters, (ii) a change of control occurs, (iii) we or our Board asserts in writing that any portion of the Series B Preferred Stock is invalid or unenforceable, (iv) our indebtedness outstanding under the Company's credit facilities is accelerated (and such acceleration is not rescinded), or (v) we or any of our material subsidiaries file for bankruptcy or similar creditor protection then, in each case, Honeywell has the right to cause us to repurchase, or in the case of clauses (ii), (iii), (iv), and (v) we will be required to repurchase, all of the remaining Series B Preferred Stock, at an amount equal to the present value of all remaining amortization payments due under the outstanding Series B Preferred Stock, discounted at a rate of 7.25% per annum.
On September 30, 2021 and December 16, 2021, the Company filed the Series B Amendments. The Series B Amendments (i) required the Company to effect the First Early Redemption (as defined in the Series B Certificate of Designations) by December 21, 2021, which such redemption the Company completed on December 28, 2021, (ii) provide that the right of each holder of the Series B Preferred Stock to require the Company to redeem all of such holder’s shares of Series B Preferred Stock (the “Holder Put Right”) cannot be exercised until December 30, 2022 at the earliest (subject to the prior occurrence of a triggering event), and (iii) require the Company, on or before March 31, 2022, to effect the Second Early Redemption (as defined in the Series B Certificate of Designations), such that following the First Early Redemption and the Second Early Redemption, the Present Value (as defined in the Series B Certificate of Designations) of all of the remaining outstanding shares of Series B Preferred Stock shall be $207,139,982 (rounded down to the nearest dollar), subject to applicable law, including that the Company has funds legally available to do so, and subject to the Company having increased the size of its revolving credit facility from $300 million to $500 million or the Company’s Board of Directors having determined that the Company otherwise has sufficient liquidity to effect the Second Partial Early Redemption. The repurchases required pursuant to Honeywell's exercise of its right to cause us to repurchase shares of the Series B Preferred Stock could have a material adverse effect on our financial condition or available liquidity. Additionally, on February 18, 2022, the Company intends to redeem 217,183,244 shares of Series B Preferred Stock for an aggregate price of approximately $197 million.
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
In connection with our emergence from Chapter 11 Bankruptcy, the Oaktree Investors have previously reported that OCM Opps GTM Holdings LLC acquired 2,874,489 shares of Common Stock and 52,555,471 shares of Series A Preferred Stock, Oaktree Value Opportunities Fund Holdings LP acquired 718,622 shares of Common Stock and 14,374,581 shares of Series A Preferred Stock, and Oaktree Phoenix Investment Fund LP acquired 1,904,762 shares of Series A Preferred Stock as of April 30, 2021. In addition, the Centerbridge Investors have previously reported that Centerbridge Credit Partners Master, L.P. acquired 584,237 shares of Common Stock and 19,621,696 shares of Series A Preferred Stock and that Centerbridge Special Credit Partners III-Flex, L.P. acquired 2,805,763 shares of Common Stock and 48,985,486 shares of Series A Preferred Stock as of April 30, 2021. These shareholdings represent a significant portion of the total voting power of the Company’s outstanding Voting Securities. As a result, these two stockholders in and of themselves can influence significantly all matters requiring approval by our stockholders. These two stockholders may, from time to time, have interests that differ from other stockholders, and they may each vote in a way with which other stockholders disagree and either or both may be adverse in the future to the interests of other stockholders. The concentration of ownership of our Voting Securities may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their Voting Securities as part of a sale of our Company, and consequently may affect the market price of our Voting Securities. This concentration of ownership of our Voting Securities may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.
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
Our Certificate of Incorporation (as defined below) permits our Board of Directors to issue additional shares of preferred stock which could have rights and preferences senior to those of our Common Stock or (subject to the consent of holders of a majority of the outstanding shares of Series A Preferred Stock and holders of the Series B Preferred Stock) the Series A Preferred Stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our securities, diluting their interest or being subject to rights and preferences senior to their own.
We expect to make significant grants under our equity incentive program.
We have reserved 31,280,476 shares of our Common Stock for issuance pursuant to awards under the Garrett Motion Inc. 2021 Long-Term Incentive Plan adopted by the Board on May 25, 2021 (the “Long-Term Incentive Plan”). We have made and expect to make significant grants of Common Stock or options to purchase shares of Common Stock to our employees, officers or directors under the Long-Term Incentive Plan, and, as of December 31, 2021, we have already granted equity-based awards with an aggregate value of $28 million with respect to 3,300,474 shares of Common Stock (assuming target performance for performance-based awards) to our employees, including significant awards that were granted to our executive officers shortly following our emergence from bankruptcy. To the extent that shares of Common Stock are granted, or options to purchase Common Stock are granted, exercised and converted, existing holders of our equity securities may experience dilution. Any such issuances of Common Stock pursuant to the Long-Term Incentive Plan will not require stockholder approval.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.
Certain provisions of our Second Amended and Restated Certificate of Incorporation, as amended (our “Certificate of Incorporation”) and our Third Amended and Restated Bylaws, as amended (our “Bylaws”), may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the Voting Securities held by our stockholders. These provisions provide for, among other things:
•the ability of our Board to issue, and determine the rights, powers and preferences of, one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; and
•certain limitations on convening special stockholder meetings.
Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. Moreover, we are governed by the provisions of Section 203 of the DGCL, which prohibit a person who owns 15% or more of our outstanding Voting Securities from merging or combining with us for a three-year period beginning on the date of the transaction in which the person acquired in excess of 15% of our outstanding voting securities, unless the merger or combination is approved in a prescribed manner. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our Company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of our Securities. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire. The acquisition of shares of Series A Preferred Stock pursuant to the Plan by the Centerbridge Investors and the Oaktree Investors was approved by our Board for purposes of Section 203 of the DGCL.
Risks Related to Our Series A Preferred Stock
The trading price of our Series A Preferred Stock may decline for many reasons, including as a result of sales by initial holders pursuant to their registration rights, or the perception that such sales may occur.
The trading price of our Series A Preferred Stock may decline for many reasons, some of which are beyond our control. In the event of a drop in the market price of our Series A Preferred Stock, you could lose a substantial part or all of your investment in our Series A Preferred Stock. In connection with our emergence from bankruptcy, on April 30, 2021, we entered into a registration rights agreement (the "Registration Rights Agreement") with the holders of our Common Stock and Series A Preferred Stock named therein to provide for resale registration rights for the holders’ Registrable Securities (as defined in the Registration Rights Agreement). Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement on Form S-1 (Registration No. 333-256659), registering (i) 243,265,707 shares of our Series A Preferred Stock, (ii) 52,471,709 shares of our Common Stock and (iii) 243,265,707 shares of our Common Stock issuable upon conversion of our Series A Preferred Stock (the “Resale Registration Statement”), in each case initially issued to the selling security holders in connection with our emergence from bankruptcy on April 30, 2021. The Resale Registration Statement was declared effective by the SEC on June 11, 2021, which may result in the resale of a substantial number of shares of our Common Stock or Series A Preferred Stock by the relevant selling security holders.
Numerous factors, including those described or referred to in this “Risk Factors” section, as well as the following, among others, could affect the prices of our Series A Preferred Stock:
•our results of operations and financial condition;
•the public reaction to our press releases, our other public announcements and our filings with the Securities and Exchange Commission (the "SEC");
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
•repurchases by us of our Series A Preferred Stock;
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
Holders of the Series A Preferred Stock are only entitled to receive preference dividends on the Series A Preferred Stock when, as and if declared by a committee of disinterested directors out of funds legally available thereof. Any declaration and payment of preference dividends on the Series A Preferred Stock in the future will depend on our earnings and financial condition, our liquidity and capital requirements, the general economic climate, the terms of our equity securities, contractual restrictions, our ability to service any debt obligations senior to our Series A Preferred Stock and other factors deemed relevant by such committee of disinterested directors. There is no guarantee that preference dividends will be paid regularly or at all. Garrett did not declare cash dividends on the Series A Preferred Stock on July 1, 2021, October 1, 2021, or January 1, 2022. As a result, as of January 1, 2022, there were $97 million of unpaid cumulative preference dividends on the shares of Series A Preferred Stock outstanding as of that date.
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
The terms of the Credit Facilities include restrictions on our ability to make dividend payments or distributions on, or redeem or otherwise acquire, our outstanding equity interests, including the Series A Preferred Stock and Common Stock, in each case subject to certain exceptions and carve-outs. During the fiscal years ending December 31, 2021 and December 31, 2022, we may not make such payments or redemptions in cash solely with respect to the Series A Preferred Stock unless a ratable payment (on an as-converted basis) is made to holders of the Common Stock and such payments would otherwise be permitted under the terms of the Credit Facilities. On July 21, 2021, the terms of the Certificate of Designations of the Series A Preferred Stock were amended to allow the payment of a ratable dividend on the Series A Preferred Stock and the Common Stock prior to December 31, 2022 so long as the full Board ratifies the declaration by a committee of disinterested directors of the Board of any such dividend or distribution. On January 25, 2022, the Board approved a further amendment to the terms of the Certificate of Designations of the Series A Preferred Stock to permit the such dividends or distributions to include individually negotiated transactions, to remove the December 31, 2022 sunset date from the exception permitting such dividends and distributions, and to expressly permit the purchase, redemption or other acquisition or cash by the Company of shares of Dividend Junior Stock (as defined in the Certificate of Designations of the Series A Preferred Stock) without requiring ratable participation by holders of Series A Preferred Stock. These amendments were approved by written consent of the holders of a majority of our Series A Preferred Stock on February 8, 2022, and are expected to become effective on or about March 3, 2022.
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
Numerous factors, including those described or referred to in this “Risk Factors” section, as well as the following, among others, could affect the prices of our Common Stock:
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
•repurchases by us of our Common Stock;
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
Holders of the Series A Preferred Stock have the right to vote together as a single class with holders of the Common Stock on an as-converted basis on all matters presented for a vote of the holders of Common Stock. As of December 31, 2021, holders of the Series A Preferred Stock held approximately 79.2% of the total voting power of the Company. The holders of the Series A Preferred Stock may have interests in matters brought before the stockholders that are different than the interests of holders of our Common Stock. While the holders of the Series A Preferred Stock may not act as a group, in the instances where their interests are aligned, their ability to cast votes on an as-converted basis may affect the outcome of any stockholder votes on such matters and may adversely affect the market price of the Common Stock.
The Series A Preferred Stock is entitled to both preference dividends and participating dividends and, except in certain circumstances, no dividends may be paid on Common Stock so long as there are any accrued and unpaid dividends on the Series A Preferred Stock.
The terms of the Series A Preferred Stock place significant limitations on our ability to pay dividends on or repurchase shares of Common Stock, and payments made on the Series A Preferred Stock are expected to significantly reduce or eliminate any cash that we might otherwise have available for the payment of dividends on or the repurchase of shares of the Common Stock. In particular, except in certain circumstances no dividends may be paid on the Common Stock so long as there are any accrued and unpaid preference dividends with respect to the Series A Preferred Stock. In addition, holders of Series A Preferred Stock are entitled to such dividends or distributions paid to holders of Common Stock to the same extent as if such holders of Series A Preferred Stock had converted the Series A Preferred Stock into Common Stock. As a result, the success of an investment in the Common Stock may depend entirely upon any future appreciation in the value of the Common Stock. There is no guarantee that the Common Stock will appreciate in value or even maintain its initial value.
Because we currently have no plans to pay cash dividends on our Common Stock, you may not receive any return on investment unless you sell your Common Stock for a price greater than that which you paid for it.
We currently do not pay any cash dividends on our Common Stock. Any future determination to pay cash dividends or other distributions on our Common Stock will be at the discretion of the Board and will be dependent on our earnings, financial condition, operation results, capital requirements, and contractual, regulatory and other restrictions, including restrictions contained in the Credit Facilities, the terms of the Series A Preferred Stock and Series B Preferred Stock or agreements governing any existing and future outstanding indebtedness we or our subsidiaries may incur, on the payment of dividends by us or by our subsidiaries to us, and other factors that our Board deems relevant. As a result, you may not receive any return on an investment in our Common Stock unless you sell your shares of our Common Stock for a price greater than that which you paid for it.
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
We may sell additional shares of Common Stock or other equity securities in subsequent public or private offerings. We may also issue additional shares of Common Stock or convertible securities. As of December 31, 2021, we had 64,570,950 outstanding shares of Common Stock and 245,921,617 outstanding shares of Series A Preferred Stock, including 52,471,709 shares of Common Stock and 243,265,707 shares of Series A Preferred Stock that are currently outstanding and being offered by the selling security holders pursuant to the Resale Registration Statement, which may be resold in the public market.
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

Our Second Amended and Restated Certificate of Incorporation designates the courts of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our Certificate of Incorporation provides, in all cases to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of Garrett, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or stockholders to us or our stockholders, any action asserting a claim arising pursuant to the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery located in the State of Delaware or any action asserting a claim governed by the internal affairs doctrine or any other action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. However, if the Court of Chancery within the State of Delaware does not have jurisdiction, the action may be brought in any other state or federal court located within the State of Delaware. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of and to have consented to these provisions. This provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Certificate of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We have created a geographic footprint that emphasizes locating R&D, engineering and manufacturing capabilities in close physical proximity to our customers, thereby enabling us to manage our environmental footprint and to adopt technologies and products for the specific vehicle types sold in each geographic market. Over the past several years, we have invested heavily to be close to our Chinese, Indian and other high-growth region OEM customers to be able to offer world-leading technologies, localized engineering support and unparalleled manufacturing productivity.
As of December 31, 2021, we owned or leased 13 manufacturing sites, five R&D centers and 11 close-to- customer engineering sites. We also have many smaller sales offices, warehouses, cybersecurity and integrated vehicle health management (IVHM) sites and other investments strategically located throughout the world. The following table shows the ownership and regional distribution of our manufacturing sites, R&D centers and customer engineering sites:

	Ownership		Regional distribution
	Owned	Leased	North America	Europe, Middle East & Africa	South Asia & Asia Pacific	South America	Total
Manufacturing Sites	9	4	2	5	5	1	13
R&D Centers	1	4	1	2	2	—	5
Close-to-Customer Engineering Sites	—	11	2	5	3	1	11
We continually and proactively review our real estate portfolio and develop footprint strategies to support our customers’ global plans, while at the same time supporting our technical needs and optimizing operating cost base. We expect our evolving portfolio will meet current and anticipated future needs.
Item 3. Legal Proceedings
We are involved in various lawsuits, claims and proceedings incident to the operation of our businesses, including those pertaining to product liability, product safety, environmental, safety and health, intellectual property, employment, commercial and contractual matters and various other matters. Although the outcome of any such lawsuit, claim or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to us, we do not currently believe that such lawsuits, claims or proceedings will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows. We accrue for potential liabilities in a manner consistent with accounting principles generally accepted in the United States. Accordingly, we accrue for a liability when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.
For additional information regarding our legal proceedings, see Note 2, Plan of Reorganization and Note 25, Commitments and Contingencies of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Common Stock trades on the Nasdaq Global Select Market under the ticker symbol "GTX".
Holders of Record
As of February 7, 2022, there were 30,423 stockholders of record of our Common Stock.
Dividend Policy
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, and therefore we do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. The timing, declaration, amount and payment of future dividends to stockholders, if any, will fall within the discretion of our Board. Among the items we will consider when establishing a dividend policy will be the capital needs of our business and opportunities to retain future earnings for use in the operation of our business and to fund future growth. Additionally, the terms of our Credit Facilities and the certificate of designations governing our Series A Preferred Stock each limit our ability to pay cash dividends. There can be no assurance that we will pay a dividend in the future or continue to pay any dividend if we do commence the payment of dividends.
Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference into such filing. Our stock price performance shown in the graph below is not indicative of future stock price performance.
The following graph and table illustrate the total return from April 30, 2021 through December 31, 2021, for (i) our Common Stock, (ii) the Standard and Poor’s (“S&P”) Small Cap 600 Index, (iii) the average stock performance of a group consisting of the peer companies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Peer Group”), consisting of Adient plc, Allison Transmission Holdings, Inc., American Axle & Manufacturing Holdings, Inc., Aptiv PLC, Autoliv Inc., BorgWarner Inc., Dana Incorporated, Gentex Corporation, Lear Corporation, Magna International Inc. Tenneco Inc., Veoneer, Inc. and Visteon Corporation,
The 2021 Peer Group is used routinely by management for benchmarking purposes. The graph and the table assume that $100 was invested on April 30, 2021 in shares of each of our Common Stock, the S&P Small Cap 600 Index, the Common Stock of the 2021 Peer Group, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our Common Stock and may not be indicative of our future performance.

Indexed Price Performance

Global Markets Intelligence Group
Recent Sales of Unregistered Securities
During the three months ended December 31, 2021, the holders of our Series A Preferred Stock converted 2,898 shares of Series A Preferred Stock into 2,898 shares of Common Stock pursuant to the terms of the Certificate of Designations of the Series A Preferred Stock. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering.
Issuer Purchases of Equity Securities
On November 16, 2021, the Board of Directors authorized a $100 million share repurchase program valid until November 15, 2022, providing for the pro rata purchase of shares of Series A Preferred Stock and Common Stock.
The following table summarizes our share repurchase activity during the period ended December 31, 2021 and additional information regarding our share repurchase program.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
December 1 through December 31, 2021:
Common Stock	509,443	$7.60	509,443	$16,127,322
Series A Preferred Stock	1,846,138	$8.23	1,846,138	$64,805,755
Total	2,355,581		2,355,581
Other than the amounts repurchased as part of our share repurchase program, there were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended December 31, 2021.

Item 6. Reserved
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with our Consolidated Financial Statements and related notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the years ended December 31, 2021, 2020 and 2019. Unless the context otherwise requires, references to “Garrett,” “we,” “us,” “our,” and “the Company” refer to Garrett Motion Inc. and its subsidiaries.
Overview and Business Trends
Garrett designs, manufactures and sells highly engineered turbocharger and electric-boosting technologies for light and commercial vehicle OEMs” and the global vehicle independent aftermarket as well as automotive software solutions. These OEMs, in turn, ship to consumers globally. We are a global technology leader with significant expertise in delivering products across gasoline, diesel, natural gas and electric (hybrid and fuel cell) powertrains. These products are key enablers for fuel economy and emissions standards compliance.
The turbocharger industry is expected to increase from approximately 44 million units in 2021 to approximately 55 million units by 2026, according to IHS for light vehicle and KGP and PSR for commercial vehicle on-highway and off-highway. The turbocharger industry growth is mainly driven by an expected increase in the penetration of hybrid vehicles, from 10 million hybrid cars globally in 2021 to an anticipated 31 million hybrid cars globally in 2026.
In 2021, a significant increase in BEV sales has been observed in Europe and China, with BEV representing, respectively 6% and 11% of vehicles sold. In China, renewed sales incentives, especially in Tier 2 and Tier 3 cities, as well as non-financial incentives such as more generous license-plate quotas for major metropolitan areas, have bolstered Chinese BEV penetration. In Europe, the COVID-19 stimulus packages are mostly directed to electric vehicles, as well as fleet average CO2 targets to be achieved by OEMs are supporting BEV penetration. The Company acknowledges that short-term, selling price, charging time, charging infrastructure availability and profitability issues for OEMs remain challenges to adoption. In the long-term, the revision of CO2 reduction targets by 2030 proposed by the E.U. could drive a further increase of BEV penetration in Europe beyond currently forecasted levels. In the United States, the tightening of CO2/mileage targets is expected to drive higher turbo penetration in the short to medium-term. The President of the United States signed an executive order with the goal of making half of all new vehicles sold in 2030 zero-emissions vehicles, including battery electric, plug-in hybrid electric, or fuel cell electric vehicles, which is expected to accelerate the electrification trend in the mid-to-long term. In China, the roadmap released by the China Society of Automotive Engineers, Energy-saving and New Energy Vehicle Technology Roadmap 2.0, outlines a technology path for the next ten years that aims to find a balance between fuel consumption improvement for hybrids and the introduction of electric vehicles. In that context, the turbocharger industry is expected to keep contributing to fuel economy optimization of both conventional gasoline and diesel vehicles and hybrid vehicles.
In the short to medium term, we believe that turbocharger demand will grow as turbochargers remain one of the most cost-efficient levers to improve the fuel efficiency of conventional gasoline and diesel vehicles as well as hybrid vehicles. In addition, fuel cell vehicles also require a high-performance electric boosting system. In the commercial vehicle industry, we expect a slower transition to BEVs, due to specific mission profile and associated range and charging time constraints, which translates into more resilient turbocharger demand, as most commercial vehicles are turbocharged. In addition, low or zero emission alternative fuels for ICE, like natural gas or hydrogen, are expected to gain momentum in coming years, supporting continued turbocharger demand. Growth in the turbocharger industry is expected in all regions, with special mention for high-growth regions in Asia, where rising income levels continue to drive long-term automotive and vehicle component demand. While these positive factors do not isolate the turbocharger industry from fluctuations in global vehicle production volumes, such factors may mitigate the negative impact of macroeconomic cycles

At the same time, the global semiconductor shortage is creating uncertainty across multiple industries, including the automotive industry, and will keep influencing our operating activity until mid of 2022 at least. Automotive OEMs have reduced production plans in the first two quarters of 2022. The Company is currently reviewing production levels at OEM plants and is closely monitoring supply-chain disruptions related to semiconductor shortages in an effort to minimize the impact of the bottleneck in supply and to mitigate any potential disruption in production. In addition, our business uses substantial amounts of energy in production, and our production activities may therefore be impacted by power outages in the places where we produce our products, such as China (Jiangsu province in particular). As of December 31, 2021, Garrett plants in China have not experienced power outage impacts at our own production facilities. However, reduced supplier capacity may not meet our demands, and we may also encounter demand reduction from customers or power cuts in our own plants going forward. Any power outage impacts are closely monitored. In addition, as of December 31, 2021, the global economy has experienced an increased risk of shortages and other disruptions to global supply chains as a result of the continuing impact of the COVID-19 pandemic.
The global turbocharger industry is traditionally subject to inflationary pressures with respect to raw materials which place operational and profitability burdens on the entire supply chain. We expect commodity cost volatility to continue to have an impact on future earnings. Accordingly, we seek to mitigate both inflationary pressures and our material-related cost exposures by negotiating commodity cost contract escalation or pass-through agreements with customers and cost reductions with suppliers.
Emergence from Chapter 11
On the “Petition Date, the Debtors each filed a voluntary petition for relief under the “Bankruptcy Code in the “Bankruptcy Court. The Chapter 11 Cases were jointly administered under the caption “In re: Garrett Motion Inc., 20-12212.” On April 20, 2021, the Debtors filed the Plan. On April 26, 2021, the Bankruptcy Court entered the “Confirmation Order among other things, confirming the Plan. On the Effective Date, the conditions to the effectiveness of the Plan were satisfied or waived and the Company emerged from bankruptcy.
In connection with its emergence from Chapter 11, the Company effected certain changes to its capital structure. On the Effective Date, pursuant to the Plan, all shares of the common stock of the Company outstanding prior to the Effective Date (the “Old Common Stock”) were cancelled. The Company paid $69 million to holders of Old Common Stock who had made a cash-out election under the Plan, and issued 65,035,801 shares of new common stock, par value $0.001 per share (the "Common Stock") to holders of Old Common Stock who had not made such a cash-out election. The Company issued 247,768,962 shares of its new convertible series A preferred stock, par value $0.001 per share (the “Series A Preferred Stock”) to the parties to the Plan Support Agreement, the Equity Backstop Commitment Agreement (as both defined in the Plan) and participants in the rights offering by the Company for aggregate consideration of $1,301 million. The Company also issued 834,800,000 shares of its new Series B Preferred Stock, par value $0.001 per share (the "Series B Preferred Stock") to Honeywell, and paid Honeywell $375 million, in satisfaction and discharge of certain claims of Honeywell.
The obligations of the Debtors under the Company’s pre-petition credit agreement were cancelled, the applicable agreements governing such obligations were terminated and holders of Allowed Pre-petition Credit Agreement Claims (as defined in the Plan) received payment in cash in an amount equal to such holder’s Allowed Pre-petition Credit Agreement Claim. Additionally, the Company repaid its outstanding principal balance, accrued pre-petition and default interest of (i) $307 million on its five-year term A loan facility, (iii) $374 million with respect to the EUR tranche of its seven-year term B loan facility, and (iii) $422 million with respect to the USD tranche of its seven-year term B loan facility, and repaid $374 million on its revolving credit facility and repaid its accrued pre-petition hedge obligations of $20 million. The Company also paid in full $101 million of interest and principal outstanding on, and terminated, its Senior Secured Super-Priority Debtor-in-Possession Credit Agreement entered into in connection with our Chapter 11 proceedings (the "DIP Credit Agreement").
The obligations of the Debtors under the indenture governing the Company’s 5.125% senior notes due 2026 notes were cancelled, the applicable agreements governing such obligations were terminated and holders of Allowed Pre-petition Credit Agreement Claims received payment in cash in an amount equal to such holder’s Allowed Senior Subordinated Noteholder Claims (as defined in the Plan). With respect to the indenture governing the senior notes and the Allowed Senior Subordinated Noteholder Claims, the Company repaid its outstanding principal balance of €350 million, or $423 million, accrued pre-petition interest of $10 million, post-petition interest of $13 million, and payment of $15 million in connection with the complaint in the Bankruptcy Court against the indenture trustee seeking declaratory judgment on two claims for relief that the Debtors did not owe, and the holders of notes were not entitled to any make-whole premium under the indenture.

Additionally, the Company and certain of its subsidiaries entered into an agreement (the "Credit Agreement") providing secured debt facilities consisting of a seven-year secured first-lien U.S. Dollar term loan facility in the amount of $715 million (the “Dollar Facility”), a seven-year secured first-lien Euro term loan facility in the amount of €450 million (the “Euro Facility,” and together with the Dollar Facility, the “Term Loan Facilities”); and a five-year senior secured first-lien revolving credit facility in the amount of $300 million providing for multi-currency revolving loans, (the “Revolving Facility,” and together with the Term Loan Facilities, the “Credit Facilities”). The proceeds drawn under the Credit Facilities were reduced by deferred financing costs of $38 million, and deferred financing costs of $25 million on repaid historical debt were expensed; and the Company paid certain pre-petition claims, transaction fees, stock incentive payments and other expenses incurred in connection with the Plan.
For additional information regarding our emergence from Chapter 11, see Note 2, Plan of Reorganization of the Notes to the Consolidated Financial Statements.
Impact of COVID-19 Pandemic Update
Our sales were adversely affected in the fiscal year 2020 caused by the COVID-19 pandemic, however we observed a fast recovery in all geographies since mid-2020. The direct adverse impact on our financial performance began to dissipate over the course of fiscal year 2021. All our facilities are fully operational since the third quarter of 2020. There is continued uncertainty related to variant strains that can have direct or indirect repercussions on our operations and ultimately financial performance which cannot be estimated at this time. See "Item 1A. Risk Factors - The COVID-19 pandemic has adversely impacted and is expected to further adversely impact our business and results of operations."
Results of Operations for the Years Ended December 31, 2021, 2020 and 2019
Net Sales

	2021	2020	2019
	(Dollars in millions)
Net sales	$3,633	$3,034	$3,248
% change compared with prior period	19.7%	(6.6)%	(3.8%)
2021 compared with 2020
The change in net sales compared to the prior year is attributable to the following:
Our net sales for 2021 were $3,633 million, an increase of $599 million or 20% (including a positive impact of $132 million or 5% due to foreign currency translation driven by higher Euro-to-US dollar exchange rates).
Gasoline product sales increased by $245 million or 21% (including a favorable impact of $64 million or 6% due to foreign currency translation), primarily driven by program launches and ramp-ups in China and North America.
Diesel product sales increased by $124 million or 14% (including a favorable impact of $42 million or 5% due to foreign currency translation), primarily driven by the strong recovery in customer demand beginning of the year 2021 following the pandemic-related disruptions experienced in 2020, which was partially offset by the semiconductor shortage at customers particularly in the second half of 2021.

Commercial Vehicle sales increased by $154 million or 28% (including a favorable impact of $17 million or 3% due to foreign currency translation), primarily driven by the continuing recovery in customer demand following the pandemic related disruptions experienced in 2020 and with both ramp-up and new launches of certain products in Europe and China.
Aftermarket sales increased by $76 million or 23% (including a favorable impact of $7 million or 2% due to foreign currency translation), primarily due to continuing recovery in customer demand following the pandemic-related disruptions experienced in 2020, driven by service replacements and the development actions undertaken such as new distributor openings, new product introductions and targeted distribution channel strategy.
2020 compared with 2019
Our net sales for 2020 were $3,034 million, a decrease of $214 million or 6.6% (despite a positive impact of $43 million or 1% due to foreign currency translation driven by a higher Euro-to-US dollar exchange rate).
Gasoline products increased by $87 million or 8% (including a favorable impact of $20 million or 2% due to foreign currency translation), primarily driven by strong China demand and program launches and ramp-ups in North and South America.
Diesel products decreased by $165 million or 15% (partially offset by a favorable impact of $17 million or 2% due to foreign currency translation), primarily driven by disruptions in the industry from the COVID-19 pandemic.
Commercial Vehicles decreased by $75 million or 12% (partially offset by a favorable impact of $4 million or 1% due to foreign currency translation), primarily driven by COVID-19 pandemic-related disruptions in the industry.
Aftermarket sales decreased by $47 million or 12% (partially offset by a favorable impact of $1 million or 1% due to foreign currency translation), primarily driven by a decline in Europe and North America businesses due to pandemic-related soft demand and lower mileage driven.
Cost of Goods Sold

	2021	2020	2019
	(Dollars in millions)
Cost of goods sold	$2,926	$2,495	$2,555
% change compared with prior period	17.3%	(2.3)%	(1.7%)
Gross Profit percentage	19.5%	17.8%	21.3%
2021 compared with 2020
Cost of goods sold increased in 2021 compared to the prior year by $431 million or 17.3% (including an unfavorable impact of $99 million due to foreign exchange rates).

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
2020 Full Year	$2,495	$539
Volume	278	135
Product mix	74	(8)
Price, net of inflation passthrough	—	(24)
Commodity & Transportation Inflation	71	(71)
Productivity, net	(108)	120
Research & development	17	(17)
Foreign exchange rate impacts	99	33
2021 Full Year	$2,926	$707
The increase in cost of goods sold was primarily driven by our higher sales volumes and foreign currency impacts which contributed to increases of $278 million and $99 million, respectively, in cost of goods sold. Cost of goods sold further increased by $74 million due to an unfavorable product mix and $71 million due to inflation on commodities and transportation costs, partially offset by benefits from our continued focus on productivity. R&D expenses increased by $17 million which reflects our shift in investment in new technologies and the temporary cost control actions taken in 2020 to mitigate the COVID-19 impact.
The increase in gross profit was mainly driven by the higher sales volumes and increased productivity. These increases were partially offset by the unfavorable product mix and inflation as discussed above, as well as $24 million of pricing reductions net of inflation recoveries from customer pass-through agreements during the year and $17 million of higher R&D costs. The impact of foreign currency translational, transactional and hedging effects further increased gross profit by $33 million.
2020 compared with 2019
Cost of goods sold for 2020 was $2,495 million, a decrease from prior year of $60 million or 2.3% (partially offset by an unfavorable impact of $25 million due to foreign exchange rates).

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
2019 Full Year	$2,555	$693
Volume	(183)	(94)
Product mix	114	(43)
Price, net of inflation pass-through	—	(15)
Productivity, net	3	(38)
Research & development	(19)	19
Foreign exchange rate impacts	25	17
2020 Full Year	$2,495	$539
The decrease in cost of goods sold was primarily driven by our lower sales levels which contributed to a decrease of $183 million in cost of goods sold. R&D expenses also decreased $19 million as a result of our cost saving actions implemented to ease the impact of COVID-19 on our financial performance, including temporary salary reductions and state funded lay-offs. Additionally, cost of goods sold increased by $114 million from unfavorable product mix and premium freight as a result of high volume volatility, partially offset by benefits from productivity and the cost saving actions implemented as discussed above. Foreign currency impacts from translational, transactional and hedging effects also increased cost of goods sold by $25 million.
The decrease in gross profit was mainly driven by the lower sales levels as well as the impacts of product mix. In addition, we incurred higher premium freight cost and one time fixed costs, partially offset by benefits from productivity. These decreases were partially offset by $19 million of lower R&D costs and $17 million from impacts from foreign currency effects.

Selling, General and Administrative Expenses

	2021	2020	2019
	(Dollars in millions)
Selling, general and administrative expense	$216	$260	$231
% of sales	5.9%	8.6%	7.1%
2021 compared with 2020
Selling, general and administrative (“SG&A”) expenses decreased for 2021 compared to the prior year by $44 million, mainly driven by $52 million of strategic planning costs incurred in 2020, $11 million of bad debt recovery, $5 million of lower stock based compensation costs and a $2 million capital tax expense recorded in 2020. These decreases were partially offset by $4 million in labor inflation, a $13 million increase in accruals for employees incentives which reflect the expected payouts in 2022, a $6 million increase in foreign exchange impacts and $3 million of cost savings initiatives undertaken in the prior year to mitigate the impact of COVID-19. As a percentage of net sales, SG&A for 2021 was 5.9% versus 8.6% in the prior year.
2020 compared with 2019
SG&A expenses for 2020 were $260 million, an increase of $29 million compared to the prior year. The increase was mainly driven by $52 million of professional service fees primarily related to the strategic planning activities before the decision to file for relief under Chapter 11 of the Bankruptcy Code in September 2020, $4 million of bad debt related to a customer bankruptcy, and a $3 million increase in pension costs. These increases were partially offset by $31 million of cost saving actions implemented to ease the impact of COVID-19 on our financial performance, including merit freezes, state funded lay-offs, unpaid leaves and reductions in travel expenses and professional services, as well as one-time Spin-Off costs incurred in the prior year. As a percentage of net sales, SG&A for the current year was 8.6% versus 7.1% in the prior year.
Other Expense, Net

	2021	2020	2019
	(Dollars in millions)
Other expense, net	$1	$46	$40
% of sales	—%	1.5%	1.2%
2021 compared with 2020
Other expense, net decreased for 2021 compared to the prior year by $45 million. The decrease is attributable to the cancellation of the liability related to the Honeywell Indemnity Agreement and associated litigation, following our emergence from Chapter 11.
2020 compared with 2019
Other expense, net increased in 2020 compared to 2019 by $6 million. The increase was attributable to a $12 million increase in legal fees incurred in connection with the Honeywell Indemnity Agreement.
Interest Expense

	2021	2020	2019
	(Dollars in millions)
Interest Expense	$93	$79	$68
2021 compared with 2020
Interest expense increased in 2021 compared to the prior year by $14 million, mainly due to $29 million of interest accretion on the Series B Preferred Stock, partially offset by $16 million lower interest expense on our current credit facilities compared to our credit facility in the prior year before emergence from bankruptcy and prior year period fees related to amendments to our previous credit facilities.

2020 compared with 2019
Interest expense increased in 2020 compared to 2019 by $11 million, mainly due to $16 million of higher outstanding drawings under our prior revolving credit facility, additional fees associated with the amendment of our prior credit agreement, higher interest margins, post-petition banks’ cancellations of cross-currency interest rate swaps and supplementary financing under our prior DIP Credit Agreement, partially offset by $5 million of lower interest expense on our prior term loans due to voluntary prepayments thereunder in 2020.
Non-operating (income) expense

	2021	2020	2019
	(Dollars in millions)
Non-operating (income) expense	$(16)	$(38)	$8
2021 compared with 2020
Non-operating (income) expense decreased by $22 million in 2021 from an income of $38 million in the prior year, primarily due to $47 million in foreign exchange impact on debt, which was unhedged as a consequence of restrictions placed on the Company during Chapter 11 proceedings, partially offset by $18 million higher non-service pension benefit in the current year and $8 million driven by interest income associated with unrealized marked-to-market gains on interest rate swaps.
2020 compared with 2019
Non-operating (income) expense in 2020 increased to an income of $38 million from an expense of $8 million in 2019, primarily due to a significant unhedged exposure driven by the termination of all derivatives and closing of the credit lines, as a consequence of the Chapter 11 filing.
Reorganization items, net

	2021	2020	2019
	(Dollars in millions)
Reorganization items, net	$(125)	$73	$—
2021 compared with 2020
Reorganization items, net for 2021 were a $125 million gain, representing a $502 million gain on the settlement of Honeywell claims, partially offset by $119 million higher professional service fees related to the Chapter 11 Cases compared to the prior-year period, $79 million related to the termination and an expense reimbursement under a share and asset purchase agreement entered into on the Petition Date by the Debtors, AMP Intermediate B.V. and AMP U.S. Holdings, LLC (the “Stalking Horse Purchase Agreement”), $39 million in Directors and Officers insurance related to Chapter 11 Cases, a $19 million write off on debt issuance costs of the debt associated with our pre-petition credit agreement, $13 million in employee stock awards cancellation and $35 million in other costs mainly related to unsecured notes settlement.
2020 compared with 2019
Reorganization items, net for 2020 were $73 million, representing professional service fees related to Chapter 11 of $55 million, DIP Credit Agreement financing fees of $13 million and the write-off of the unamortized deferred high yield debt issuance cost of $6 million. There were no Reorganization items, net for the year ended December 31, 2019, since these were new items related to the Chapter 11 Cases.
Tax Expense

	2021	2020	2019
	(Dollars in millions)
Tax expense	$43	$39	$33
Effective tax rate	7.9%	32.8%	9.5%

2021 compared with 2020
The effective tax rate decreased by 24.9 percentage points in 2021 compared to 2020. The decrease was primarily attributable to the nontaxable gain on the settlement of the Honeywell claims during the year, increased tax benefits from an internal restructuring and fewer losses in jurisdictions that we do not expect to benefit from such losses; partially offset by increases in withholding taxes on unrepatriated earnings. The internal restructuring occurred predominantly in Q4 2021 which involved transfers of certain rights to intellectual property and various intercompany financing arrangements resulting in an approximately 11 percent point decrease to the effective tax rate during the current year. The overall increase in earnings from 2020 was also a contributing factor to a lower effective tax rate as the impact of certain recurring non-deductible permanent expenses and reserves for tax contingencies were diluted by higher earnings.
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
Net Income

	2021	2020	2019
	(Dollars in millions)
Net Income	$495	$80	$313
2021 compared with 2020
Net income increased $415 million for 2021 as compared to 2020 primarily as result of higher gross profit of $168 million, lower SG&A expenses of $44 million, lower Other expenses of $45 million, and favorable Reorganisation items, net, of $198 million, as described above.
2020 compared with 2019
Net income decreased $233 million for 2020 as compared to 2019 primarily as result of lower gross profit of $154 million, higher SG&A expenses of $29 million, and unfavorable Reorganisation items, net, of $73 million, as described above.
Non-GAAP Measures
Management provides non-GAAP financial information, including EBITDA and Adjusted EBITDA, to supplement the understanding of our business operations and performance, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the most directly comparable GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be comparable to other similarly titled measures used by other companies. Additionally, the non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of the Company’s operating results as reported under GAAP. We believe that EBITDA and Adjusted EBITDA are important indicators of operating performance and provide useful information for investors because:
1.EBITDA and Adjusted EBITDA exclude the effects of income taxes, as well as the effects of financing and investing activities by eliminating the effects of interest and depreciation expenses and therefore more closely measure our operational performance; and
2.certain adjustment items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effect in a given period, which affects the comparability of our results.
In addition, our management may use Adjusted EBITDA in setting performance incentive targets to align performance measurement with operational performance.

EBITDA and Adjusted EBITDA (non-GAAP)(1)

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net income — GAAP	$495	$80	$313
Net interest expense	82	76	61
Tax expense	43	39	33
Depreciation	92	86	73
EBITDA (Non-GAAP)	$712	$281	$480
Other expense, net (which consists of indemnification, asbestos and environmental expenses)(2)	—	45	40
Non-operating (income) expense(3)	(12)	5	8
Reorganization items, net(4)	(125)	73	—
Stock compensation expense(5)	7	10	18
Repositioning charges(6)	16	10	2
Foreign exchange loss (gain) on debt, net of related hedging loss (gain)	9	(38)	7
Spin-off costs(7)	—	—	28
Professional service costs(8)	—	52	—
Capital tax expense (9)	—	2	—
Adjusted EBITDA (Non-GAAP)	$607	$440	$583
(1)We evaluate performance based on EBITDA and Adjusted EBITDA. We define “EBITDA” as our net income/loss calculated in accordance with U.S. GAAP, plus the sum of net interest expense/income, tax expense/benefit and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of non-operating (income) expense, other expenses, net (which consists of indemnification, asbestos and environmental expenses), stock compensation expense, reorganization items, net, repositioning charges, foreign exchange loss (gain) on debt, net of related hedging (gain) loss, Spin-Off costs, professional services costs and capital tax expense.
(2)The accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the Honeywell Indemnity Agreement. The Plan as confirmed by the Bankruptcy Court includes a global settlement with Honeywell providing for, among other things, the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Honeywell Agreements. See Emergence from Chapter 11.
(3)Non-operating income adjustment includes the non-service component of pension expense and other expense, net and excludes interest income, equity income of affiliates, and the impact of foreign exchange.
(4)The Company applied Accounting Standards Codification (“ASC”) 852 for periods subsequent to the Petition Date to distinguish transactions and events that were directly associated with the Company’s reorganization from the ongoing operations of the business. Accordingly, certain expenses and gains incurred during the Chapter 11 Cases are recorded within Reorganization items, net in the Consolidated Statements of Operations. The Company applied U.S. GAAP for the period subsequent to the Effective Date. See Note 1, Background and Basis of Presentation and Note 2, Plan of Reorganization of the Notes to the Consolidated Financial Statements.
(5)Stock compensation expense adjustment includes only non-cash expenses.
(6)Repositioning charges adjustment primarily includes severance costs related to restructuring projects to improve future productivity.
(7)Spin-Off costs primarily include costs incurred for the set-up of the IT, Legal, Finance, Communications and human resources functions after the Spin-Off on October 1, 2018.
(8)Professional service costs consist of professional service fees related to strategic planning for the Company in the period before the Debtors filed for relief under Chapter 11 of the Bankruptcy Code in September 2020. We consider these costs to be unrelated to our ongoing core business operations.

(9)The canton of Vaud, Switzerland generally provides for crediting the cantonal corporate income tax against capital tax. There was no income tax payable for the year ended December 31, 2020 and therefore the 2020 capital tax due of $2 million was recorded in SG&A expenses.
2021 compared with 2020
As discussed above, Net income increased $415 million for 2021 as compared to 2020. For 2021, Garrett’s Adjusted EBITDA of $607 million increased by $167 million compared to the prior year, mainly due to benefits from volume and productivity, partially offset by mix and commodities and transportation inflation.
In 2021, our volumes totaled 13.7 million units, an increase of approximately 14% from 2020.
Our Adjusted EBITDA margin of 16.7% represented a year-over-year improvement of 220 basis points. We started the year with high volume demand representing a short-term increase in demand in connection with the macroeconomic recovery from the initial impacts of the COVID-19 pandemic, but have been facing demand volatility driven by the global semiconductor shortage, primarily for the last three quarters.
We also maintained our focus on productivity in 2021 as rising commodity prices led to higher raw material costs, particularly for nickel, aluminum and steel alloys. We recovered a majority of the increase from our customer pass-through agreements, especially for nickel, and continue to actively manage our supply base and cost recovery mechanisms to minimize the impact of materials cost inflation. The increased productivity was partially offset by a $12 million increase in SG&A related to year-over-year labor inflation and increased accruals for employee incentives, reflecting expected payouts on employee incentive compensation schemes and was partially offset by bad debt recovery. We also took a number of temporary cost control and cash management actions in the second and third quarters of 2020 to combat the COVID-19 crisis.
R&D expenses increased by $17 million which reflects our shift in investment in new technologies and the temporary cost control actions taken in 2020 to mitigate the COVID-19 impact.
The benefit from foreign currency impacts from translational, transactional and hedging effects in 2021 was $28 million and was primarily driven by a higher Euro-to-US dollar exchange rate versus the prior-year period.

2020 compared with 2019
As discussed above, Net income decreased $233 million for 2020 as compared to 2019. For 2020, Garrett’s Adjusted EBITDA of $440 million decreased by $143 million compared to the same period in 2019, mainly due to drop in customer demand, stemming from the COVID-19 pandemic related disruptions in the industry and a mix headwind, partially offset by productivity and benefits from foreign currency impacts.
In 2020, our volumes totaled 12.0 million units, a decrease of approximately 9% from 2019.
Our Adjusted EBITDA margin of 14.5% represented a year-over-year degradation of 340 basis points. The 2020 performance was adversely affected by the COVID-19 related plant shutdowns in Mexico and India as well as production slowdowns across Europe, partially offset by increased recovery in China.
During 2020, we implemented numerous cost control actions such as furloughs, reduced work schedules, and state-funded-leaves, to mitigate the impact of COVID-19 pandemic on our margin and to ensure we adapt our cost structure to the revenue drop. SG&A also increased by $9 million due primarily to $4 million of bad debt related to a customer bankruptcy and $3 million of increased pension costs.
R&D expenses decreased by $19 million mainly as a result of our cost saving actions implemented to ease the impact of COVID-19 on our financial performance, including temporary salary reductions and state funded lay-offs.
The benefit from foreign currency translational, transactional and hedging impacts in 2020 was $18 million and was primarily driven by a higher Euro-to-US dollar exchange rate versus the prior-year period.
Liquidity and Capital Resources
Overview
Historically, we have financed our operations with funds generated from operating activities, available cash and cash equivalents, as well as borrowings under a senior secured revolving credit facility and the issuance of senior notes, commitments under both of which were cancelled in connection with the Chapter 11 Cases. During the pendency of our bankruptcy proceedings, we financed our operations with funds generated from operating activities and available cash and cash equivalents, and also had in place debtor-in-possession financing arrangements. At and following the completion of the Chapter 11 Cases and our emergence from bankruptcy, during the year ended December 31, 2021, we funded our operations primarily through the cash flows from operating activities, cash and cash equivalents, proceeds from the issuance of Series A Preferred Stock rights offerings and borrowings from Credit Facilities. On December 31, 2021, the Company reported a cash and cash equivalents position of $423 million (not including $41 million in restricted cash as of December 31, 2021) as compared to $592 million on December 31, 2020 (not including $101 million in restricted cash as of December 31, 2020).
For 2022, we expect our capital spending to increase by approximately $20 million versus 2021 as we continue to increase our manufacturing capacity for new product launches and invest in strategic growth opportunities, in particular in the electrification of drivetrains. We also expect to repay $7 million on our Dollar Facility and incur payments of $197 million related to our Series B Preferred Stock. Additionally, we expect to pay $89 million related to purchase obligations which are entered into with various vendors in the normal course of business and are consistent with our expected requirements. Finally, we expect to make contributions of $7 million to our non-U.S. pension plans.

Beyond 2022, we expect to make redemptions on our Series B Preferred Stock for each of the years 2024 to 2027 of $18 million, $100 million, $100 million and $54 million, respectively. We may also be required to redeem the outstanding shares of Series B Preferred Stock on the exercise by holders of the Holder Put Right, following the occurrence of certain triggering events on or before December 30, 2022, which could increase our cash requirements by approximately $220 million. Additionally, holders of our Series A Preferred Stock are entitled to receive, and, as and if declared by a committee of disinterested directors of the Board out of funds legally available for such dividend, cumulative cash dividends at an annual rate of 11% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share. These dividends accumulate whether or not declared, and as of December 31, 2021, the aggregate accumulated dividend was approximately $97 million. Our Board of Directors may elect to declare and settle dividends to the Holders of the Series A Preferred Stock in cash, subject to certain limitations in the Credit Agreement and to the funds legally available for such dividends. We expect to make payments in 2027 of $670 million and $510 million on our Dollar Facility and Euro Facility, respectively. Additionally, we expect to pay $5 million related to purchase obligations which are entered into with various vendors in the normal course of business and are consistent with our expected requirements.
We believe the combination of expected cash flows, the funding received from Series A Preferred Stock issuance, the US Dollar and Euro term loan borrowings and the revolving credit facilities being committed until 2026, will provide us with adequate liquidity to support the Company's operations.

Pre-Emergence DIP Credit Agreement
On October 6, 2020, the Bankruptcy Court entered an order granting interim approval of the Debtors’ entry into the DIP Credit Agreement, with the lenders party thereto and Citibank N.A. as administrative agent. The DIP Credit Agreement provided for a senior secured, super-priority term loan (the “DIP Term Loan Facility”) with a maximum principal amount of $200 million. The proceeds of the DIP Term Loan Facility were used by the Debtors to (a) pay certain costs, premiums, fees and expenses related to the Chapter 11 Cases, (b) make payments pursuant to any interim or final order entered by the Bankruptcy Court pursuant to any “first day” motions permitting the payment by the Debtors of any prepetition amounts then due and owing; (c) make certain adequate protection payments in accordance with the DIP Credit Agreement and (d) fund working capital needs of the Debtors and their subsidiaries to the extent permitted by the DIP Credit Agreement. On the Effective Date, the Company paid in full $101 million of interest and principal outstanding on, and terminated, the DIP Credit Agreement.

Emergence - Exit Financing and Entry into Credit Facilities
Upon our emergence from Chapter 11 proceedings on the Effective Date, the Company completed the following transactions, which significantly improved the Company’s liquidity:
•Entered into new Term Loan Facilities which resulted in net proceeds of of $1,221 million;
•Obtained $300 million in commitments under the Revolving Facility, $125 million of which may be used for the issuance of letters of credit;
•Obtained a $35 million letter of credit facility for a term of five years from the Effective Date;
•Repaid $1,103 million of previously outstanding secured term loan facilities and accrued interest, repaid $374 million previously outstanding under its prior revolving credit facility, repaid $461 million in senior notes and accrued interest, and repaid $101 million of amounts owing under the DIP Credit Agreement and accrued interest;
•Raised $1,301 million in a rights offering of Series A Preferred Stock; and
•Settled $1,459 million of claims with Honeywell for a $375 million payment and the issuance of $577 million of Series B Preferred Stock.
In connection with our emergence from Chapter 11 proceedings, the Company and certain of its subsidiaries entered into the Credit Facilities. As of December 31, 2021, the Company had no borrowings outstanding under the Revolving Facility, $3 million of outstanding letters of credit, and available borrowing capacity of $297 million. In addition, on December 31, 2021, the Company had $1,223 million outstanding in Term Loan Facilities and $27 million in available letter of credit facilities. On January 11, 2022, the Company amended the Credit Agreement to increase the amount of revolving loan commitments by $124 million to an aggregate amount of $424 million. The amendment also implements certain changes to benchmark and successor rates applicable to revolving loans under the Credit Agreement, including the removal of LIBOR as an available rate at which revolving loans could accrue and the addition for such revolving loans new benchmark rate options based on the term or SOFR published by the Federal Reserve Bank of New York and based on the average bid reference rate administered by ASX Benchmarks Pty Limited. The outstanding term loan under the Credit Agreement continues to accrue interest in LIBOR, but will switch to an alternative benchmark rate when certain events occur, which alternative benchmark we anticipate will be term SOFR. For more information, see Note 16, Long-term Debt and Credit Agreements. We expect to repay approximately $7 million on the Dollar Facility in 2022 and approximately $670 million and $510 million on our Dollar Facility and Euro Facility, respectively, in 2027. See Note 16, Long-term Debt and Credit Agreements of the Notes to the Consolidated Financial Statements for additional information regarding our Revolving Facility.
In connection with the Company’s emergence from bankruptcy and pursuant to the Plan, the Company issued 247,768,962 shares of the Company’s Series A Preferred Stock to the Centerbridge Investors, the Oaktree Investors and certain other investors and parties. All outstanding Series A Preferred Stock will convert into Common Stock of the Company automatically upon the occurrence of certain triggering events. Additionally, holders of the Series A Preferred Stock have the right to convert their shares of Series A Preferred Stock into Common Stock at any time. As the Certificate of Designations governing the Series A Preferred Stock prohibits the issuance of fractional shares of Common Stock upon the conversion of any shares of Series A Preferred Stock, the Company must pay a cash adjustment in respect of any such fractional share of Common Stock that would be issuable pursuant to a conversion. See Note 21, Equity of the Notes to the Consolidated Financial Statements for additional information regarding the Series A Preferred Stock.
Additionally, pursuant to the Plan, on the Effective Date the Company issued 834,800,000 shares of Series B Preferred Stock to Honeywell in satisfaction of its claims against the Company arising from certain historical agreements between Honeywell and the Company. Under the terms of the Series B Preferred Stock issued to Honeywell pursuant to the Plan, we are obligated to pay an aggregate of $470 million to Honeywell, payable in annual cash instalments beginning in 2022 and ending in 2027, subject to various conditions and put and call rights set forth in the Certificate of Designations for the Series B Preferred Stock. On December 28, 2021, we elected to complete an early partial redemption of 345,988,497 shares of Series B Preferred Stock for an aggregate price of approximately $211 million. As of December 31, 2021, our liabilities with respect to our payment obligations to Honeywell under the terms of the Series B Preferred Stock were $395 million (representing the present value of all then remaining amortization payments due under the outstanding Series B Preferred Stock, discounted at a rate of 7.67% per annum). On February 18, 2022 we will make an early partial redemption payment of $197 million, and effective with that payment we will make future scheduled redemptions of $18 million, $100 million, $100 million and $54 million, in the years 2024 to 2027, respectively. Additionally, pursuant to the Certificate of Designations governing our Series B Preferred Stock, the holders of Series B Preferred Stock may, upon the occurrence of certain triggering events and subject to certain conditions, require us to redeem all shares of such holder's Series B Preferred Stock after December 30, 2022, which would increase our liquidity requirements by approximately $220 million. See Note 17, Mandatorily Redeemable Series B Preferred Stock of the Notes to the Consolidated Financial Statements for additional information regarding the Series B Preferred Stock.
Going Concern
Our ability to continue as a going concern was contingent upon the Company’s ability to successfully implement a Plan in the Chapter 11 Cases, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities were subject to uncertainty. While we were operating as debtors-in-possession under the Bankruptcy Code, we sold or otherwise disposed of or liquidated assets or settled liabilities, with the approval of the Bankruptcy Court or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in our Consolidated Financial Statements. As a result of our improved liquidity, as noted above, expected cash flows, and removal of the risks and uncertainties surrounding the Chapter 11 Cases, we anticipate having sufficient funding to support our operations, and substantial doubt no longer exists that we will be able to continue as a going concern.
Listing on NASDAQ
On September 20, 2020, we were notified by the New York Stock Exchange (the “NYSE”) that, as a result of the Chapter 11 Cases, the NYSE had commenced proceedings to delist our Common Stock from the NYSE. After certain administrative actions, our Common Stock was removed from listing and registration on the NYSE effective as of the opening of business on October 19, 2020. Following our emergence from Chapter 11, our Common Stock commenced trading on Nasdaq under the ticker symbol “GTX” on May 3, 2021. On October 1, 2021, our Series A Preferred Stock commenced trading on Nasdaq under the ticker symbol “GTXAP.”
Share Repurchase Program
On November 16, 2021, the Company announced that it had authorized a $100 million share repurchase program valid until November 15, 2022, providing for the pro rata purchase of shares of Series A Preferred Stock and Common Stock. As of December 31, 2021 the Company had repurchased $19 million of its Series A Preferred Stock and Common Stock, with $81 million remaining under the share repurchase program. For more information, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Issuer Purchases of Equity Securities
Off-Balance Sheet Arrangement
As of December 31, 2021 and 2020 the Company does not have any off-balance sheet arrangements.
Honeywell Indemnity Agreement and Tax Matters Agreement
On September 12, 2018, Garrett ASASCO entered into the Honeywell Indemnity Agreement and we entered into a tax matters agreement (the "Tax Matters Agreement") which governed the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests). The Tax Matters Agreement generally provided that were responsible and would indemnify Honeywell for all taxes, including income taxes, sales taxes, VAT and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off. The Plan, confirmed by the Bankruptcy Court, included a global settlement with Honeywell providing for (a) the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Indemnity Agreements and the Tax Matters Agreement, and (b) the dismissal with prejudice of the Honeywell Litigation in exchange for (x) a $375 million cash payment at Emergence and (y) the Series B Preferred Stock. See Note 2, Plan of Reorganization and Note 17, Mandatorily Redeemable Series B Preferred Stock, of the Notes to the Consolidated Financial Statements.

Cash Flow Summary for the Years Ended December 31, 2021, 2020 and 2019
Our cash flows from operating, investing and financing activities for the years ended December 31, 2021, 2020 and 2019, as reflected in the audited Consolidated Financial Statements included elsewhere in this Annual Report, are summarized as follows:

	Year Ended December 31
	2021	2020	2019
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$(310)	$25	$242
Investing activities	(71)	(80)	(86)
Financing activities	139	530	(163)
Effect of exchange rate changes on cash	13	31	(2)
Net (decrease) increase in cash and cash equivalents	$(229)	$506	$(9)
2021 compared with 2020
Cash used for operating activities increased by $335 million for 2021 versus the prior year, primarily due to a $375 million payment to Honeywell pursuant to the Plan in the current year compared to a $6 million payment to Honeywell in the prior year. We also saw an increase in net income, net of deferred taxes and non-cash gains related to the reorganization, of $82 million. These increases in cash used for operating activities were partially offset by a favorable impact from working capital of $47 million and $65 million mainly driven by prepayments made in 2020 for directors' and officers' insurance in relation to our reorganization.
Cash used for investing activities decreased by $9 million for 2021 versus the prior year, primarily due to a decrease in Expenditures for property, plant and equipment of $8 million.
Cash provided by financing activities decreased by $391 million for 2021 versus the prior year. The change was driven by $1,301 million in proceeds from the issuance of Series A Preferred Stock and $1,221 million in proceeds from the issuance of the new long-term debt, partially offset by $200 million of debt repayments compared to $200 million of proceeds in the prior year on the DIP Credit Agreement, $1,515 million payments of the old long-term debt and $69 million in payments for the Cash-Out election. Additionally, payments of our revolving facilities were $730 million lower than in prior year, we redeemed $201 million of our Series B Preferred Stock (exclusive of $10 million of the redemption attributable to interest and included in cash used for operating activities), and repurchased $15 million of Series A Preferred Stock and $4 million of Common Stock.
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
Cash provided by financing activities increased by $693 million in 2020, as compared to 2019. The change was driven by a draw down, net of payments, on our Pre-petition Credit Agreement revolving facility of $349 million, payments of long-term debt during 2020 totaling $2 million, as compared to $163 million of such payments during 2019 and proceeds from the debtor-in-possession credit agreement, net of financing fees of $187 million.
Cash flow from operations less Expenditures for property, plant and equipment (non-GAAP)
Cash flow from operations less Expenditures for property, plant and equipment is a non-GAAP financial measure that reflects an additional way of viewing our liquidity that, when viewed with our GAAP results, provides a supplemental understanding of factors and trends affecting our cash flows. Cash flow from operations less Expenditures for property, plant and equipment is calculated by subtracting Expenditures for property, plant and equipment from Net cash provided by (used for) operating activities. Management believes it is a more conservative measure of cash flow, and therefore useful to investors, because purchases of fixed assets are necessary for ongoing operations. We believe it is important to view Cash flow from operations less Expenditures for property, plant and equipment as a supplement to our Consolidated Statements of Cash Flows.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net cash (used for) provided by operating activities — GAAP	(310)	25	242
Expenditures for property, plant and equipment	(72)	(80)	(102)
Cash flow from operations less Expenditures for property, plant and equipment (Non-GAAP)	$(382)	$(55)	$140
Cash flow from operations less Expenditures for property, plant and equipment (non-GAAP) decreased by $327 million for 2021 versus the prior-year period, primarily due to a $375 million payment to Honeywell pursuant to the Plan in the current-year period compared to a $6 million payment to Honeywell in the prior-period. Additionally, there was an increase in net loss, net of deferred taxes and non-cash gains related to the reorganization of $66 million, partially offset by a favorable impact from working capital of $47 million and $65 million mainly driven by prepayments made in 2020 for directors' and officers' insurance in relation to our Chapter 11 Cases. Additionally, Expenditures for property, plant and equipment expenses decreased by $8 million.
Capital Expenditures
We believe our capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns and to expand capacity to meet increased demand.
We expect to increase our capital expenditures in 2022 by approximately $20 million compared to those made in 2021 as we continue to increase our manufacturing capacity for new product launches and invest in strategic growth opportunities, in particular in the electrification of drivetrains. Productivity projects have freed up capacity in our manufacturing facilities and are expected to continue to do so. We expect to continue investing to expand and modernize our existing facilities and invest in our facilities to create capacity for new product development.
Critical Accounting Policies and Estimates
The preparation of our Consolidated Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. We consider the accounting policies discussed below to be critical to the understanding of our financial statements. Actual results could differ from our estimates and assumptions, and any such differences could be material to our Consolidated Financial Statements. In connection with the filing of the Chapter 11 Cases on the Petition Date, the Consolidated Financial Statements included herein have been prepared in accordance with Financial Accounting Standards Board ASC Topic No. 852, Reorganizations. At the Effective Date, we did not meet the requirements under ASC 852 for fresh start accounting. See Note 1. Background and Basis of Presentation, of the Notes to the Consolidated Financial Statements for further details.
Contingent Liabilities—We are subject to lawsuits, investigations and claims that arise out of the conduct of our global business operations or those of previously owned entities, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, legal and environmental, health and safety matters. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, the number and cost of pending and future asbestos claims, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation and outcomes of similar cases through the judicial system), changes in assumptions or changes in our settlement strategy. See Note 25, Commitments and Contingencies of the Notes to the Consolidated Financial Statements for a discussion of management’s judgment applied in the recognition and measurement of our most significant contingencies.

Warranties and Guarantees—Expected warranty costs for products sold are recognized based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, length of the warranty and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. See Note 25, Commitments and Contingencies of the Notes to the Consolidated Financial Statements included herein for additional information.
Pension Benefits—We sponsor defined benefit pension plans covering certain employees, primarily in Switzerland, the U.S. and Ireland. For such plans, we are required to disaggregate the service cost component of net benefit costs and report those costs in the same line item or items in the Consolidated Statements of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other nonservice components of net benefit costs are required to be presented separately from the service cost component. We record the service cost component of Pension ongoing (income) expense in Cost of goods sold or Selling, general and administrative expenses. The remaining components of net benefit costs within Pension ongoing (income) expense, primarily interest costs and assumed return on plan assets, are recorded in Non-operating expense (income). We recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (“MTM Adjustment”). The MTM Adjustment is recorded in Non-operating expense (income).
The key assumptions used in developing our 2021 and 2020 net periodic pension (income) expense included the following:

	2021		2020
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Discount Rate:
Projected benefit obligation	2.65%	0.46%	3.30%	0.79%
Service Cost	3.37%	0.23%	4.47%	1.20%
Interest cost	2.86%	0.63%	4.06%	1.74%
Assets:
Expected rate of return	4.88%	3.60%	5.49%	3.79%
Actual rate of return	6.63%	9.27%	12.49%	5.19%
The MTM Adjustment represents the recognition of net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor). Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the difference between expected and actual returns on plan assets. The mark-to-market accounting method results in the potential for volatile and difficult to forecast MTM Adjustments. There were no MTM adjustments for our U.S. Plans and non-U.S. Plans for the year ended December 31, 2021.
We determine the expected long-term rate of return on plan assets utilizing historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and asset mix considerations (see Note 26, Defined Benefit Pension Plans of the Notes to the Consolidated Financial Statements for details on the actual various asset classes and targeted asset allocation percentages for our pension plans). We plan to use an expected rate of return on plan assets of 3.97% for our U.S. Plans and 3.35% for our non-U.S. Plans for 2022 as this is a long-term rate based on historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and the asset mix of the plan’s investments.
The discount rate reflects the market rate on December 31 (measurement date) for high-quality fixed-income investments with maturities corresponding to our benefit obligations and is subject to change each year. The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. We used a 2.95% discount rate to determine benefit obligations for our U.S. Plans and 0.86% for our non-U.S. Plans as of December 31, 2021.

Pension ongoing expense (income) for all of our pension plans is expected to be pension income of $1 million in 2022 compared with pension income of $2 million in 2021. Also, if required, a MTM Adjustment will be recorded in the fourth quarter of 2022 in accordance with our pension accounting method as previously described. It is difficult to reliably forecast or predict whether there will be a MTM Adjustment in 2022, and if one is required, what the magnitude of such adjustment will be. MTM Adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.
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
We file tax returns in multiple jurisdictions and are subject to examination by taxing authorities throughout the world. Tax authorities have the ability to review and challenge matters that could be subject to differing interpretation of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of tax attributes. The ultimate resolution of such uncertainties could last several years. When an uncertain tax position is identified, we consider and interpret complex tax laws and regulations in order to determine the need for recognizing a provision in our financial statements. Significant judgment is required in determining the timing and measurement of uncertain tax positions. We utilize internal and external expertise in interpreting tax laws to support our tax positions. We recognize the financial statement benefit of an uncertain tax position when it is more likely than not that, based on the underlying technical merits, the position will be sustained upon examination.
Although we believe the measurement of our liabilities for uncertain tax positions is reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. If additional taxes are assessed as a result of an audit or litigation, they could have a material impact on our income tax provision and net income in the period or periods for which such determination is made. A change in judgment related to the expected ultimate resolution of uncertain tax positions will be recognized in earnings in the quarter in which such change occurs.
Other Matters
Litigation and Environmental Matters
See Note 25, Commitments and Contingencies of the Notes to the Consolidated Financial Statements for a discussion of environmental and other litigation matters.
Recent Accounting Pronouncements
See Note 3, Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.
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
We historically have hedged balance sheet as well as forecasted currency exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency exchange forward contracts.

We hedge forecasted currency exposure to minimize the earnings exposures arising from foreign currency exchange risk on foreign currency purchases and sales. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under our cash flow hedging program, we designate the foreign currency forward contracts as cash flow hedges of underlying foreign currency forecasted purchases and sales, with gains and losses on the qualifying derivatives recorded in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet until the underlying underlying forecasted transactions are recognized in earnings. These contracts have varying terms that extend through 2023.
Effective with our entry into the Credit Agreement, the Company entered into floating-floating cross-currency swap contracts to limit its exposure to investments in certain foreign subsidiaries exposed to foreign exchange fluctuations. The cross-currency swaps have been designated as net investment hedges of its Euro-denominated operations. Gains and losses on the derivatives qualifying as net investment hedges are recorded in Accumulated other comprehensive income (loss) within the Consolidated Balance Sheet until the underlying transactions are recognized in earnings
As of December 31, 2021, the net fair value of all financial instruments with exposure to currency risk was a $36 million asset. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be $124 million and $(65) million, respectively, at December 31, 2021 exchange rates. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
During the pendency of the Chapter 11 Cases, the Company was limited in its ability to enter into hedging transactions, as counterparties were either unwilling to enter into hedging transactions with the Company during the Chapter 11 Cases or required the Company to fully cash collateralize its obligations under the relevant hedging instrument. Hedging programs have been gradually resumed following the Effective Date.
Interest Rate Risk
Our exposure to risk based on changes in interest rates relates primarily to our Credit Agreement. The Credit Agreement bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement. We manage this risk by entering into interest rate swaps to convert floating rate debt to fixed rate debt to reduce market risk associated with changes in interest rates. As of December 31, 2021, the net fair value of all financial instruments with exposure to interest rate risk was a $7 million asset.
For our outstanding borrowings under the Credit Agreement as of December 31, 2021, a 50 basis point increase (decrease) in interest rates would have increased (decreased) our interest expense by $2 million and $0 million, respectively, compared to the amount of interest that would have been incurred in such period based on the rates of interest in effect at December 31, 2021. For additional information regarding our Credit Agreement, see Note 16, Long-term Debt and Credit Agreements of the Notes to the Consolidated Financial Statements.
Commodity Price Risk
We are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately 73% of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of nickel, aluminum and steel alloys. We have index-based escalators in place with most of our suppliers for raw material inflation / deflation. As our costs change, we are contractually able to pass through a portion of the changes in commodity prices to certain of our customers in accordance with long-term agreements. Where Long-term pass-through agreements are not in place with customers, we seek to negotiate additional pricing arrangements with our customers.
Assuming current levels of commodity purchases and contractually agreed customer pass-through arrangements, a 10% variation in the commodity prices would correspondingly change our earnings by approximately $15 million per year.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Garrett Motion Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Garrett Motion Inc. and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 14, 2022, expressed an unqualified opinion on those consolidated financial statements and an emphasis of matter paragraph regarding the emergence from bankruptcy.

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
Material Weakness
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment.

Management of the Company did not design and implement effective controls relating to management's review of complex and bespoke transactions. Specifically, the controls did not include an assessment of the necessity to include subject matter expertise to review the key features of such transactions for purposes of the Company's accounting analyses. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2021, of the Company, and this report does not affect our report on such consolidated financial statements.

/s/ Deloitte SA

Geneva, Switzerland
February 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Garrett Motion Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Garrett Motion Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements").
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2022 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.
Emphasis of a Matter
Emergence from Bankruptcy
As discussed in Notes 1 and 2 to the financial statements, on April 26, 2021, the Bankruptcy Court entered an order confirming the plan of reorganization which became effective after the close of business on April 30, 2021. Under the plan of reorganization, the Company is required to comply with certain terms and conditions as more fully described in Notes 1 and 2 to the financial statements.
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

Income Taxes - Uncertain Tax Positions - Refer to Note 7 to the Financial Statements
Critical Audit Matter Description
As of December 31, 2021, the company has recorded uncertain tax positions totaling $80 million. The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions with constantly changing tax laws and regulations. The Company’s management is required to interpret and apply these tax laws and regulations in determining the amount of its income tax liability and provision. When an uncertain tax position is identified by management, the Company must evaluate whether it is more likely to be sustained than not on the basis of its technical merits. In evaluating the tax benefits associated with the various tax filing positions, the Company records a net tax benefit for uncertain tax positions using the highest cumulative tax benefit that is more likely than not to be realized. The evaluation of each uncertain tax position requires management to apply specialized skill, knowledge, and significant judgment related to the identified position. This significant judgment includes determining the appropriate value of the liability based on the selected method of measurement, data, and assumptions determined by management.
Because of the numerous foreign jurisdictions in which the Company files its tax returns and the complexity of their tax laws and regulations, auditing uncertain tax positions and the determination of whether or not the more likely than not threshold was met requires a high degree of auditor judgment and increased extent of effort, including the involvement of our income tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to uncertain tax positions included the following, among others:
•We tested the effectiveness of controls over income taxes, including managements' controls over identifying uncertain tax positions and measuring liabilities
•We evaluated, with the assistance of our tax specialists, a selection of underlying tax positions to evaluate the more likely than not principle as it applied to the specific underlying tax position.
•We evaluated, with the assistance of our tax specialists, the Company's unrecognized tax positions by performing the following:
•Evaluating management's method of measuring its liability for uncertain tax positions, including evaluation of the underlying data and assumptions
•Obtaining management and third-party memoranda’s regarding the analysis of certain uncertain tax positions reserves and identifying key judgements and evaluating whether the analysis was consistent with our interpretation of the relevant laws and regulations.
•Evaluating the completeness of management's identification of the uncertain tax positions.
•We also evaluated the appropriateness of the related disclosures included in Note 7 to the financial statements.

/s/ Deloitte SA
Geneva, Switzerland
February 14, 2022
We have served as the Company’s auditor since 2018.

GARRETT MOTION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions except per share amounts)
Net sales (Note 4)	$3,633	$3,034	$3,248
Cost of goods sold	2,926	2,495	2,555
Gross profit	707	539	693
Selling, general and administrative expenses	216	260	231
Other expense, net (Note 5)	1	46	40
Interest expense	93	79	68
Non-operating (income) expense (Note 6)	(16)	(38)	8
Reorganization items, net	(125)	73	—
Income before taxes	538	119	346
Tax expense (Note 7)	43	39	33
Net income	495	80	313
Less: preferred stock dividend (Note 21)	(97)	$—	$—
Net income available for distribution	$398	$80	$313

Earnings per share (Note 24)
Basic	$1.69	$1.06	$4.20
Diluted	$1.56	$1.05	$4.12

Weighted average common shares outstanding
Basic	69,706,183	75,543,461	74,602,868
Diluted	317,503,300	76,100,509	75,934,373
The Notes to the Consolidated Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Net income	$495	$80	$313
Foreign exchange translation adjustment	38	(234)	67
Defined benefit pension plan adjustment, net of tax (Note 26)	36	(18)	(14)
Changes in fair value of effective cash flow hedges, net of tax (Note 19)	10	(7)	4
Changes in fair value of net investment hedges, net of tax (Note 19)	41	—	—
Total other comprehensive income (loss) , net of tax	125	(259)	57
Comprehensive income (loss)	$620	$(179)	$370
The Notes to the Consolidated Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$423	$592
Restricted cash (Note 3)	41	101
Accounts, notes and other receivables, net (Note 8)	747	841
Inventories, net (Note 10)	244	235
Other current assets (Note 11)	56	110
Total current assets	1,511	1,879
Investments and long-term receivables	28	30
Property, plant and equipment, net (Note 13)	485	505
Goodwill (Note 14)	193	193
Deferred income taxes (Note 7)	289	275
Other assets (Note 12)	200	135
Total assets	$2,706	$3,017
LIABILITIES
Current liabilities:
Accounts payable	$1,006	$1,019
Borrowings under revolving credit facility (Note 16)	—	370
Current maturities of long-term debt (Note 16)	7	—
Debtor-in-possession Term Loan (Note 16)	—	200
Mandatorily redeemable Series B Preferred Stock (Note 17)	200	—
Accrued liabilities (Note 15)	295	242
Total current liabilities	1,508	1,831
Long-term debt (Note 16)	1,181	1,082
Mandatorily redeemable Series B Preferred Stock (Note 17)	195	—
Deferred income taxes (Note 7)	21	2
Other liabilities (Note 20)	269	120
Total liabilities not subject to compromise	3,174	3,035
Liabilities subject to compromise (Note 2)	—	2,290
Total liabilities	$3,174	$5,325
COMMITMENTS AND CONTINGENCIES (Note 25)
EQUITY (DEFICIT)
Series A Preferred Stock, par value $0.001; 245,921,617 shares issued and outstanding as of December 31, 2021 (Note 21)	—	—
Common Stock, par value $0.001; 1,000,000,000 and 400,000,000 shares authorized, 64,570,950 and 76,229,578 issued and 64,570,950 and 75,813,634 outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	1,326	28
Retained deficit	(1,790)	(2,207)
Accumulated other comprehensive income (Note 22)	(4)	(129)
Total deficit	(468)	(2,308)
Total liabilities and deficit	$2,706	$3,017
The Notes to the Consolidated Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Cash flows from operating activities:
Net income	$495	$80	$313
Adjustments to reconcile net income to net cash provided by operating activities:
Reorganization items, net	(435)	60	—
Deferred income taxes	(36)	(34)	(41)
Depreciation	92	86	73
Amortization of deferred issuance costs	7	7	9
Accretion of debt discount, net of interest payments	19	—	—
Foreign exchange loss (gain)	7	(58)	19
Stock compensation expense	7	10	18
Pension (income) expense	(2)	15	18
Other	(10)	44	19
Changes in assets and liabilities:
Accounts, notes and other receivables	18	(162)	32
Inventories	(31)	(14)	(60)
Other assets	(32)	(45)	(22)
Accounts payable	(75)	41	87
Accrued liabilities	(46)	(13)	(60)
Obligations payable to Honeywell	(375)	6	(143)
Other liabilities	87	2	(20)
Net cash (used for) provided by operating activities	(310)	25	242
Cash flows from investing activities:
Expenditures for property, plant and equipment	(72)	(80)	(102)
Other	1	—	16
Net cash used for investing activities	(71)	(80)	(86)
Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock	1,301	—	—
Proceeds from issuance of long-term debt, net of deferred financing costs	1,221	—	—
Proceeds from revolving credit facilities	—	1,449	745
Payments of long-term debt	(1,517)	(2)	(163)
Payments of revolving credit facilities	(370)	(1,100)	(745)
(Repayments) proceeds from debtor-in-possession financing	(200)	200	—
Redemption of Series B Preferred stock	(201)	—	—
Payments for Cash-Out election	(69)	—	—
Repurchases of Series A Preferred Stock	(15)	—	—
Repurchases of Common Stock	(4)	—	—
Revolving facility financing costs	(7)	—	—
Debtor-in-possession financing fees	—	(13)	—
Other	—	(4)	—
Net cash provided by (used for) financing activities	139	530	(163)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	13	31	(2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(229)	506	(9)
Cash, cash equivalents and restricted cash at beginning of period	693	187	196
Cash, cash equivalents and restricted cash at end of period	$464	$693	$187
Supplemental cash flow disclosures:
Income taxes paid (net of refunds)	$61	$44	$93
Interest expense paid	$61	$63	$54
Reorganization items paid	$350	$14	$—
Supplemental schedule of non-cash investing and financing activities:
Issuance of Series B Preferred Stock	$577	$—	$—
Expenditures for property, plant and equipment in accounts payable	$32	$47	$51
The Notes to the Consolidated Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income/(Loss)	Total Deficit
	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2018	—	$—	74	$—	$5	$(2,595)	$73	$(2,517)
Net income	—	—	—	—	—	313	—	313
Other comprehensive income, net of tax	—	—	—	—	—	—	57	57
Stock-based compensation	—	—	1	—	18	—	—	18
Tax withholding related to vesting of restricted stock units and other	—	—	—	—	(4)	—	—	(4)
Balance at December 31, 2019	—	$—	75	$—	$19	$(2,282)	$130	$(2,133)
Net income	—	—	—	—	—	80	—	80
Other comprehensive income, net of tax	—	—	—	—	—	—	(259)	(259)
Stock-based compensation	—	—	1	—	10	—	—	10
Tax withholding related to vesting of restricted stock units and other	—	—	—	—	(1)	—	—	(1)
Adoption impact of ASU 2016-13, Financial Instruments - Credit Losses	—	—	—	—	—	(5)	—	(5)
Balance at December 31, 2020	—	$—	76	$—	$28	$(2,207)	$(129)	$(2,308)
Net income	—	—	—	—	—	495	—	495
Cash-Out election	—	—	(11)	—	—	(69)	—	(69)
Issuance of Series A Preferred Stock	248	—	—	—	1,301	—	—	1,301
Repurchases of Common Stock	—	—	(1)	—	—	(4)	—	(4)
Repurchases of Series A Preferred Stock	(2)	—	—	—	(10)	(5)	—	(15)
Other comprehensive loss, net of tax	—	—	—	—	—	—	125	125
Stock-based compensation	—	—	—	—	7	—	—	7
Balance at December 31, 2021	246	$—	64	$—	$1,326	$(1,790)	$(4)	$(468)
The Notes to the Consolidated Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Basis of Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All amounts presented are in millions, except per share amounts.
The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern was contingent upon the Company’s ability to successfully implement a Plan of Reorganization in the Chapter 11 Cases, among other factors. As a result of the Chapter 11 Cases, the realization of assets and the satisfaction of liabilities were subject to uncertainty. While the Company was operating as debtors-in-possession under under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”), we sold or otherwise disposed of or liquidated assets or settled liabilities, with the approval of the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) or as otherwise permitted in the ordinary course of business, for amounts other than those reflected in our Consolidated Financial Statements. As a result of our improved liquidity (see Note 2, Plan of Reorganization; Note 16, Long-term Debt and Credit Agreements; Note 17, Mandatorily Redeemable Series B Preferred Stock; and Note 21, Equity), and removal of the risks and uncertainties surrounding the Chapter 11 Cases, substantial doubt no longer exists that we will be able to continue as a going concern.
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
While the Company was a debtor-in-possession, it applied ASC 852 in preparing Consolidated Financial Statements. ASC 852 required the financial statements for periods subsequent to September 20, 2020 (the “Petition Date”) to distinguish transactions and events that were directly associated with the Company's reorganization from the ongoing operations of the business. Accordingly, revenues, expenses, realized gains and losses, and provisions for losses directly resulting from the reorganization and restructuring were reported separately as Reorganization items, net in the Consolidated Statements of Operations. In addition, the balance sheet distinguished pre-petition liabilities subject to compromise from those pre-petition liabilities that were not subject to compromise and post-petition liabilities. Pre-petition liabilities that were not fully secured or those that had at least a possibility of not being repaid at the allowed claim amount were classified as liabilities subject to compromise on the Consolidated Balance Sheet at December 31, 2020. At December 31, 2021 there were no such balances.

The preparation of the financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on assumptions that it believes to be reasonable under the circumstances, including considerations for the impact of the outbreak of the novel coronavirus (“COVID-19”) pandemic on the Company's business due to various global macroeconomic, operational and supply-chain risks as a result of COVID-19. Actual results could differ from the original estimates, requiring adjustments to these balances in future periods.
Note 2. Plan of Reorganization
Emergence from Chapter 11
As previously reported, on the Petition Date, the Company and certain of its subsidiaries (collectively, the “Debtors”) each filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On April 20, 2021, the Debtors filed the Plan. On April 26, 2021, the Bankruptcy Court entered the Confirmation Order among other things, confirming the Plan. On the Effective Date, April 30, 2021, the conditions to the effectiveness of the Plan were satisfied or waived and the Company emerged from bankruptcy.
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

•The Company issued 247,768,962 shares of its new convertible series A preferred stock (the “Series A Preferred Stock”) to the parties to the Plan Support Agreement, the Equity Backstop Commitment Agreement (as both defined in the Plan) and participants in the rights offering by the Company for aggregate consideration of $1,301 million;
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
•The Company paid in full $101 million of interest and principal outstanding on, and terminated, the Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”);
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
◦The Company repaid its outstanding principal balance, accrued pre-petition and default interest of $307 million on its five-year term A loan facility;
◦The Company repaid its outstanding principal balance, accrued pre-petition and default interest of (i) $374 million with respect to the EUR tranche and (ii) $422 million with respect to the USD tranche, on its seven-year term B loan facility;
◦The Company repaid its outstanding principal balance and accrued interest of $374 million on its revolving credit facility (the “Old Revolving Facility”); and
◦The Company repaid its accrued pre-petition hedge obligations of $20 million;
•The obligations of the Debtors under that certain Indenture, dated as of September 27, 2018, among the Company, as Parent, Garrett LX I S.à r.l., as Issuer, Garrett Borrowing LLC, as Co-Issuer, the guarantors named therein, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, as Security Agent and Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent, as may be amended, supplemented or otherwise modified from time to time (the “Indenture”), were cancelled, the applicable agreements governing such obligations were terminated and holders of Allowed Pre-petition Credit Agreement Claims (as defined in the Plan) received payment in cash in an amount equal to such holder’s Allowed Senior Subordinated Noteholder Claims (as defined in the Plan). With respect to the Indenture and the Allowed Senior Subordinated Noteholder Claims, the Company repaid its outstanding principal balance of €350 million, or $423 million, (the “Senior Notes”), accrued pre-petition interest of $10 million, post-petition interest of $13 million, and payment of $15 million in connection with the complaint in the Bankruptcy Court against the indenture trustee of the 5.125% senior notes due 2026 seeking declaratory judgment on two claims for relief that the Debtors did not owe, and the holders of the Senior Notes were not entitled to, any make-whole premium under the Indenture (the “Make-Whole” and such litigation, the “Make-Whole Litigation”);
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
See Note 17. Mandatorily Redeemable Series B Preferred Stock for further discussion of the Series B Preferred Stock. See Note 21, Equity for further discussion of the Common Stock and the Series A Preferred Stock. See Note 16, Long-term Debt and Credit Agreements for further discussion of the Credit Facilities.

Reorganization Items, Net
Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of the following for the year ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Gain on settlement of Honeywell claims(1)	$(502)	$—
Advisor fees	174	55
Bid termination and expense reimbursement	79	—
Director's and officers insurance	39	0
Expenses related to Senior Notes(2)	28	—
Write off of pre-petition debt issuance cost	25	6
Employee stock cash out	13	—
DIP Financing fees	1	13
Other	18	(1)
Total reorganization items, net	$(125)	$73
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
•a seven-year secured first-lien Euro term loan facility in the amount of €450 million; and
•a five-year senior secured first-lien Revolving Facility in the amount of $300 million providing for multi-currency revolving loans. On January 11, 2022, the revolving facility was amended, refer to the "Revolving Facility and Letters of Credit", section of Note 16, Long-term Debt and Credit Agreements for further details.
The Company may use up to $125 million under the Revolving Facility for the issuance of letters of credit to the Swiss Borrower (as defined below) or any of its subsidiaries. Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this kind, which issuances will reduce availability under the Revolving Facility. This agreement was amended on January 11, 2022, as further discussed in Note 16, Long-term Debt and Credit Agreements.
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

The table below presents changes to our debt outstanding as a result of the Plan:

	December 31, 2020	Movement (1)	Less debt repaid	Exit financing (2)	December 31, 2021
	(Dollars in millions)
Secured Term Loan Facilities and accrued interest	$1,082	$21	$(1,103)	$—	$—
Borrowings under Old Revolving Facility	370	4	(374)	—	—
Senior Notes and accrued interest	429	32	(461)	—	—
Debtor-in-possession Term Loan	200	—	(200)	—	—
Term Loan Facilities	—	—	—	1,188	1,188
Total long-term debt	$2,081	$57	$(2,138)	$1,188	$1,188

(1)Amounts primarily are related to accrued interest, unamortized deferred financing cost as of December 31, 2020 and the impact of foreign exchange.
(2)Term Loan Facilities amount, net of deferred financing costs as of December 31, 2021 of $1,188 million reflects exit financing amounts as of the Effective Date of $1,221 million adjusted to the December 31, 2021 foreign exchange rate.

Financial Statement Classification of Liabilities Subject to Compromise
As a result of the Chapter 11 Cases, the payment of pre-petition liabilities is generally subject to compromise pursuant to a Plan of Reorganization. Generally, actions to enforce or otherwise effect payment of pre-bankruptcy filing liabilities are enjoined. Although payment of pre-petition claims generally was not permitted during the Chapter 11 Cases, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ business and assets. Among other things, the Bankruptcy Court authorized, but did not require, the Debtors to pay certain pre-petition claims relating to employee wages and benefits, taxes, critical vendors and foreign vendors Prior to emergence, pre-petition liabilities that were subject to compromise were required to be reported at the amounts expected to be allowed. Therefore, liabilities subject to compromise in the table below reflected management’s estimates of amounts expected to be allowed by the Bankruptcy Court, based upon the status of negotiations with creditors. Upon emergence or shortly thereafter, amounts recorded as liabilities subject to compromise were either settled, as reflected in the table below or such amounts have been reinstated to current or non-current liabilities in the Consolidated Balance Sheet, based upon management’s judgment as to the timing for settlement of such claims.

The following table presents the movements in the liabilities subject to compromise as reported in the Consolidated Balance Sheet from December 31, 2020 to December 31, 2021:

	December 31, 2020	Change in estimated allowed claims	Cash payment	Issuance of Series B Preferred Stock	Reinstatements	Reorganization	OCI	December 31, 2021
	(Dollars in millions)
Obligations payable to Honeywell	$1,482	$(23)	$(375)	$(577)	$—	$(502)	$(5)	$—
Senior Notes	429	32	(461)	—	—	—	—	—
Pension, compensation, benefit and other employee-related	92	(10)	—	—	(82)	—	—	—
Uncertain tax positions and deferred taxes	69	(8)	—	—	(61)	—	—	—
Accounts payable	82	(50)	—	—	(32)	—	—	—
Advanced discounts from suppliers	33	(6)	—	—	(27)	—	—	—
Lease liabilities	19	(2)	—	—	(17)	—	—	—
Product warranties and performance guarantees	16	—	—	—	(16)	—	—	—
Freight Accrual	27	(27)	—	—	—	—	—	—
Other	41	(14)	—	—	(27)	—	—	—
Total liabilities subject to compromise	$2,290	$(108)	$(836)	$(577)	$(262)	$(502)	$(5)	$—
The Company emerged from Chapter 11 bankruptcy on the Effective Date of April 30, 2021. The amounts in the table above represent the best estimate of our pre-petition liabilities prior to emergence on the Effective Date.
Note 3. Summary of Significant Accounting Policies
Principles of Consolidation and Combination
The Consolidated Financial Statements include the accounts of Garrett Motion Inc. and all of its subsidiaries in which a controlling financial interest is maintained. We consolidate entities that we control due to ownership of a majority voting interest, and we consolidate variable interest entities when we have variable interests and are the primary beneficiary. Our consolidation policy requires equity investments that we exercise significant influence over but in which we do not have a controlling financial interest to be accounted for using the equity method. Investments through which we are not able to exercise significant influence over the investee and which we do not have readily determinable fair values are accounted for under the cost method. All intercompany transactions and balances are eliminated in consolidation.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments having an original maturity of three months or less.

Restricted Cash
Restricted cash primarily consists of bank deposits used to pledge as collateral in order to be able to issue bank notes as payment to certain suppliers in the Asia Pacific region (refer to Note 9, Factoring and Notes Receivable). The Company released $39 million during January and February 2022.
Trade Receivables and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount as a result of transactions with customers. Garrett maintains allowances for doubtful accounts for estimated losses as a result of a customer’s inability to make required payments. As of January 1, 2020, Garrett adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance requires an entity to recognize as an allowance its estimate of lifetime expected credit losses rather than incurred losses. The guidance is also applicable to contract assets such as unbilled receivables. Consistent with the new guidance, Garrett estimates losses from doubtful accounts expected over the contractual life of the receivables based on days past due as measured from the contractual due date and collection history. Garrett also takes into consideration changes in economic conditions that may not be reflected in historical trends (for example, customers in bankruptcy, liquidation or reorganization). Receivables are written-off against the allowance for doubtful accounts when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account, including time intervals since last collection, customer performance against agreed upon payment plans, solvency of customer and any bankruptcy proceedings.
Transfer of Financial Instruments
Sales and transfers of financial instruments are accounted for under ASC 860, Transfers and Servicing (“ASC 860”). The Company may discount and sell accounts receivables during the normal course of business. These receivables which are transferred to a third party without recourse to the Company and that meet the criteria of sales accounting as per ASC 860, are excluded from the amounts reported in the Consolidated Balance Sheets. The cash proceeds received from such sales are included in operating cash flows. The expenses associated with the factoring of receivables are recorded within Other expense, net in the Consolidated Statements of Operations.
The Company may also receive bank notes in settlement of accounts receivables, primarily in the Asia Pacific region. Such bank notes are classified as notes receivables under Accounts, notes and other receivables – net in the Consolidated Balance Sheets. The collections of such bank notes are included in operating cash flows and any expenses related to discounting these are included within Other expense, net in the Consolidated Statements of Operations. The Company can hold the bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash.

Inventories
Inventories are stated at the lower of cost, determined on a first-in, first-out basis, including direct material costs and direct and indirect manufacturing costs, or net realizable value. Obsolete inventory is identified based on analysis of inventory for known obsolescence issues. The original equipment inventory on hand in excess of forecasted usage and lack of consumption in the previous 12 months is fully reserved, unless the value of such material is recoverable from either the vendor or the customer.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. For financial reporting, the straight-line method of depreciation is used over the estimated useful lives of 10 to 50 years for buildings and improvements, 2 to 16 years for machinery and equipment, 3 to 10 years for tooling equipment and 5 to 7 years for software.
Leases
For the periods beginning January 1, 2019, right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of a lease (the “commencement date”) based on the present value of lease payments over the lease term. We determine if an arrangement is a lease at inception. Operating leases are included in Other assets, Accrued liabilities, and Other liabilities in our Consolidated Balance Sheets. No finance leases have been recognized. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. We use the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease where it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are expensed in the period in which they occur. We have lease agreements with lease and non-lease components, which are generally accounted for separately. For machinery and equipment, we account for the lease and non-lease components as a single lease component. We account for short-term leases by recognizing lease payments in net income on a straight-line basis over the lease term and will not recognize any ROU assets and lease liabilities on the Consolidated Balance Sheet. For the periods prior to January 1, 2019, we accounted for leases in accordance with ASC 840, Leases.
Goodwill
Goodwill is subject to impairment testing annually, and whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying value to fair value of our single reporting unit. The Company recognizes an impairment charge for the amount by which the carrying value of the reporting unit exceeds the reporting unit´s fair value. However, any impairment should not exceed the amount of goodwill allocated to the reporting unit. Because we have a single reporting unit with a negative carrying value, no impairment was recognized.
Warranties and Guarantees
Expected warranty costs for products sold are recognized based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, length of the warranty and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. For additional information, see Note 25, Commitments and Contingencies of the Notes to the Consolidated Financial Statements.
Sales Recognition
Product sales are recognized when we transfer control of the promised goods to our customer, which is based on shipping terms. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the promised goods, which includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. Amounts billed but ultimately expected to be refunded to the customer are recorded as part of the customer pricing reserve within Accrued liabilities on the Consolidated Balance Sheet.
In the sale of products in the OEM channel, the transaction price for these goods is generally equal to the agreed price of each unit and represents the standalone selling price for the unit. In the sale of products in the aftermarket channel, the terms of a contract or the historical business practice can give rise to variable consideration due to, but not limited to, discounts and bonuses.
We estimate variable consideration at the most likely amount we will receive from customers and reduce revenues recognized accordingly. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. We adjust our estimate of revenue at the earlier of when the value of consideration we expect to receive changes or when the consideration becomes fixed.
Research and Development
Garrett conducts research and development (“R&D”) activities, which consist primarily of the development of new products and product applications. R&D costs are charged to expense as incurred. Such costs are included in Cost of goods sold and were $136 million, $111 million and $129 million, for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, the Company incurs engineering-related expenses which are also included in Cost of goods sold and were $22 million, $13 million and $5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Environmental Matters
The Company records liabilities for environmental assessments and remediation activities in the period in which it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments and are regularly evaluated. To the extent that the required remediation procedures change, or additional contamination is identified, the Company’s estimated environmental liabilities may also change. The liabilities are recorded in Accrued liabilities and Other liabilities in the Consolidated Balance Sheet.
Asbestos-Related Contingencies and Insurance Recoveries
Honeywell is subject to certain asbestos-related and environmental-related liabilities, primarily related to its legacy Bendix business. In conjunction with the Spin-Off, certain operations that were part of the Bendix business, along with the ownership of the Bendix trademark, as well as certain operations that were part of other legacy elements of the Business, were transferred to us. Prior to the Chapter 11 Cases, the accounting for the majority of our asbestos-related liability payments and accounts payable reflect the terms of the indemnification and reimbursement agreement with Honeywell entered into on September 12, 2018 (the “Honeywell Indemnity Agreement”), under which Garrett ASASCO Inc. ("Garrett ASASCO") is required to make payments to Honeywell in amounts equal to 90% of Honeywell’s asbestos-related liability payments and accounts payable, primarily related to the Bendix business in the United States, as well as certain environmental-related liability payments and accounts payable and non-United States asbestos-related liability payments and accounts payable, in each case related to legacy elements of the Business, including the legal costs of defending and resolving such liabilities, less 90% of Honeywell’s net insurance receipts and, as may be applicable, certain other recoveries associated with such liabilities. During the Chapter 11 Cases, the Obligation payable to Honeywell related to these agreements was deemed a pre-petition, unsecured liability subject to compromise and as such all amounts were reclassified to Liabilities Subject to Compromise.
The Honeywell Indemnity Agreement provided that the agreement will terminate upon the earlier of (x) December 31, 2048 or (y) December 31st of the third consecutive year during which certain amounts owed to Honeywell during each such year were less than $25 million as converted into Euros in accordance with the terms of the agreement.
On April 26, 2021, the Bankruptcy Court entered the Confirmation Order, among other things, confirming the Plan. On the Effective Date, the conditions to effectiveness of the Plan were satisfied or waived and the Company emerged from bankruptcy. The Plan as confirmed by the Bankruptcy Court included a global settlement with Honeywell providing for, among other things, the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Honeywell Agreements.
For more information see Note 17, Mandatorily Redeemable Series B Preferred Stock and Note 25, Commitments and Contingencies of the Notes to the Consolidated Financial Statements.
Stock-Based Compensation Plans
The principal awards issued under our stock-based compensation plans, which are described in Note 23, Stock-Based Compensation, are performance stock units and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. Forfeitures are estimated at the time of grant to recognize expense for those awards that are expected to vest and are based on our historical forfeiture rates.
Pension Benefits
We sponsor defined benefit pension plans covering certain employees, primarily in Switzerland, the U.S. and Ireland. For such plans, we are required to disaggregate the service cost component of net benefit costs and report those costs in the same line item or items in the Consolidated Statements of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other nonservice components of net benefit costs are required to be presented separately from the service cost component. We record the service cost component of Pension ongoing (income) expense in Cost of goods sold or Selling, general and administrative expenses. The remaining components of net benefit costs within Pension ongoing (income) expense, primarily interest costs and assumed return on plan assets, are recorded in Non-operating expense (income). We recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (“MTM Adjustment”). The MTM Adjustment is recorded in Non-operating (income) expense.
Foreign Currency Translation
Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. Dollars are translated into U.S. Dollars using year-end exchange rates. Sales, costs and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income (loss).
Derivative Financial Instruments
We minimize our risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. Derivative financial instruments that qualify for hedge accounting must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.
All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated other comprehensive income (loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. For derivatives designated as net investment hedges, provided the hedging relationship is highly effective, the changes in fair value of the derivatives and the periodic settlements are recorded in Accumulated other comprehensive income (loss).
Income Taxes
We account for income taxes pursuant to the asset and liability method which requires us to recognize current tax liabilities or receivables for the amount of taxes we estimate are payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.
Earnings per share

As of December 31, 2021, basic earnings per share are calculated using the two-class method, pursuant to the issuance of our Series A preferred stock on the Effective Date. The calculation of basic earnings per share requires an allocation of earnings to all securities that participate in dividends with common shares, such as our Series A preferred stock, to the extent that each security may share in the entity’s earnings. Basic earnings per share are calculated by dividing undistributed earnings allocated to common stock by the weighted average number of common shares. See Note 24, Earnings Per Share for further details.

Diluted earnings per share for the year ended December 31, 2021 is calculated using the more dilutive of the two-class or if-converted methods. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities. Diluted earnings per share for the years ended December 31, 2020 and 2019 are computed based upon the weighted average number of common shares outstanding and all dilutive potential common shares outstanding and all potentially issuable PSUs at the end of the period (if any) based on the number of shares issuable if it were the end of the vesting period using the treasury stock method and the average market price of our Common Stock for the year.

Basic and diluted weighted average of common shares outstanding for the years ended December 31, 2021, 2020 and 2019 were 69,706,183, 75,543,461 and 74,602,868 and 317,503,300, 76,100,509 and 75,934,373, respectively. See Note 24, Earnings Per Share for further details.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the Consolidated Financial Statements and related disclosures in the accompanying notes. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of changes are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.
In connection with the filing of the Chapter 11 Cases on the Petition Date, the Consolidated Financial Statements included herein have been prepared in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic No. 852, Reorganizations. See Note 2, Plan of Reorganization, of the Consolidated Financial Statements for further details.
Liabilities Subject to Compromise
Liabilities subject to compromise include pre-petition liabilities that are unsecured, under-secured or where it cannot be determined that the liabilities are fully secured. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization or negotiations with creditors. If there is uncertainty about whether a secured claim is undersecured, or will be impaired under the plan of reorganization, the entire amount of the claim is included with prepetition claims in liabilities subject to compromise.
Reorganization Items, Net
Effective on September 20, 2020, we began to apply the provisions of ASC 852, Reorganizations, which is applicable to companies under bankruptcy protection, and requires amendments to the presentation of key financial statement line items. ASC 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items, net in the consolidated statements of operations beginning September 20, 2020.
Related Party Transactions
We lease certain facilities and receive property maintenance services from Honeywell, which as of emergence from Chapter 11 is the owner of our Series B Preferred Stock and appoints a director to the Board of Directors ("the Board"). Lease and service agreements were made at commercial terms prevalent in the market at the time they were executed. Our payments under the agreements with Honeywell were $9 million from emergence through the period ended December 31, 2021 and were included in Cost of goods sold, Selling, general and administrative expenses, and Reorganization Items, net in our Consolidated Statements of Operations. Related to the agreements with Honeywell, our Consolidated Balance Sheet includes liabilities of $15 million as of December 31, 2021. Liability balances are primarily related to lease contracts of $12 million as of December 31, 2021.
Certain of our related parties participated in our Plan as follows, as more fully discussed in Note 2, Plan of Reorganization and Note 21, Equity:
•The Company paid $75 million in connection with the following:
•We reimbursed Centerbridge Partners, L.P. (together with its affiliated funds, “Centerbridge”) and Oaktree Capital Management, L.P. (together with its affiliated funds, “Oaktree”), who are significant shareholders, and Honeywell for professional fees and expenses related to their support of our emergence from Chapter 11 bankruptcy;
•We reimbursed Centerbridge and Oaktree for their participation in the Equity Backstop Commitment Agreement; and

•Centerbridge and Oaktree were parties to our Registration Rights Agreement (see definition in Note 21, Equity) for the registration of our Series A Preferred Stock and our Series A Investor Rights Agreement.
Series A Preferred Stock
Our Series A Preferred Stock is not a mandatorily redeemable financial instrument and is classified as permanent equity in our Consolidated Balance Sheets. The Series A Preferred stock contains a conversion feature which is not required to be bifurcated, is not a derivative, and does not contain a beneficial conversion feature. It is considered a participating security with the Company’s Common Stock as holders of the Series A Preferred Stock will also be entitled to such dividends paid to holders of Common Stock to the same extent as if such holders of Series A Preferred Stock had converted their shares of Series A Preferred Stock into Common Stock (without regard to any limitations on conversions) and had held such shares of Common Stock on the record date for such dividends and distributions. See Note 2, Plan of Reorganization and Note 21, Equity, of the Consolidated Financial Statements for further details.
Series B Preferred Stock
Our Series B Preferred Stock is a mandatorily redeemable financial instrument and is classified as debt in our Consolidated Balance Sheets. The Series B Preferred stock does not require physical settlement by the repurchase of a fixed number of the issuer’s equity shares in exchange for cash, and therefore not required to be subsequently remeasured. The Series B Preferred Stock redemption options are not required to be bifurcated and are not considered derivatives. On September 30, 2021, the Company filed an amended and restated Certificate of Designations (the “A&R Certificate of Designations”) amending and restating the terms of the Series B Preferred Stock. The A&R Certificate of Designations for this first amendment became effective on October 1, 2021. On December 16, 2021, the Company filed a second amended and restated Certificate of Designations amending and restating the terms of the Series B Preferred Stock. The second amended A&R Certificate of Designations became effective on December 17, 2021. The amendment was accounted for as a debt modification that did not result in an extinguishment or have a material impact on our Consolidated Financial Statements. On February 18, 2022, the Company will redeem 217,183,244 shares of Series B Preferred Stock for an aggregate price of $197 million. See Note 2, Plan of Reorganization and Note 17, Mandatorily Redeemable Series B Preferred Stock, of the Consolidated Financial Statements for further details.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to current year classifications. Specifically certain items that had been previously recorded in selling, general and administrative expenses presented now within Cost of goods sold in our Consolidated Statements of Operations. Additionally, we reclassed a portion of our recorded obligations for product warranties and product performance guarantees from Accrued Liabilities to Other Liabilities. The reclassifications had no impact on net income, equity, or cash flows as previously reported.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which clarified the scope and applicability of certain provisions. The Company has evaluated the impact of ASU 2020-04 and ASU 2021-01 on our debt agreements and hedging contracts and determined that they do not have a material impact on our Consolidated Financial Statements. Our Credit Agreement provides a mechanism for determining an alternative rate of interest to be used in place of LIBOR (“Benchmark Replacement”), mitigating the Reference Rate Reform transition impact.
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update increase the transparency surrounding government assistance by requiring disclosure of 1) the types of assistance received, 2) an entity’s accounting for the assistance, and 3) the effect of the assistance on the entity’s financial statements. The update is effective for annual periods beginning after December 15, 2021. We plan to adopt this pronouncement for our fiscal year beginning January 1, 2022, and we do not expect it to have a material effect on our Consolidated Financial Statements.

There are no other recently issued, but not yet adopted, accounting pronouncements which are expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.
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
Disaggregated Revenue
For Net sales by region (determined based on country of shipment) and channel, refer to Note 27, Concentrations.
We recognize virtually all of our revenues arising from performance obligations at a point in time. Less than 1% of our revenue is satisfied over time.
Contract Balances
The timing of revenue recognition, billings and cash collections results in unbilled receivables (contract assets) and billed accounts receivable, reported in Accounts, notes and other receivables – net, and customer advances and deposits (contract liabilities), reported in Accrued Liabilities, on the Consolidated Balance Sheets. Contract assets arise when the timing of billing to customers differs from the timing of revenue recognition. Contract assets are recognized when the revenue associated with the contract is recognized prior to billing and derecognized once invoiced in accordance with the terms of the contract. Contract liabilities are recorded in scenarios where we enter into arrangements where customers are contractually obligated to remit cash payments in advance of us satisfying performance obligations and recognizing revenue. Contract liabilities are generally derecognized when revenue is recognized.
These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.
The following table summarizes our contract assets and liabilities balances:

	2021	2020
	(Dollars in millions)
Contract assets—January 1	$61	$6
Contract assets—December 31	63	61
Change in contract assets—Increase/(Decrease)	$2	$55
Contract liabilities—January 1	$(2)	$(3)
Contract liabilities—December 31	(5)	(2)
Change in contract liabilities—(Increase)/Decrease	$(3)	$1
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
Note 5. Other Expense, Net

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Indemnification related — post Spin-Off	$—	$41	$28
Indemnification related — litigation	—	3	11
Environmental remediation, non-active sites	—	1	—
Factoring and notes receivables discount fees	1	1	1
	$1	$46	$40
Note 6. Non-Operating (Income) Expense

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Equity income of affiliated companies	$(7)	$(5)	$(6)
Interest income	(11)	(3)	(7)
Pension (income) expense — non service	(13)	5	8
Foreign exchange	14	(35)	13
Others, net	1	—	—
	$(16)	$(38)	$8
Note 7. Income Taxes
The sources of income (loss) from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the U.S., are as follows:

	Year Ended December 31,
	2021	2020	2019
Income before taxes	(Dollars in millions)
Domestic entities	$242	$(87)	$(54)
Entities outside the U.S.	296	206	400
	$538	$119	$346

Tax expense (benefit)
Tax expense (benefit) consists of:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Current:
Federal	$(1)	$3	$9
State	—	1	1
Foreign	80	69	64
	$79	$73	$74
Deferred:
Federal	$(9)	$—	$2
State	(2)	—	—
Foreign	(25)	(34)	(43)
	$(36)	$(34)	$(41)
	$43	$39	$33
The U.S. federal statutory income tax rate is reconciled to our effective income tax rate as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Taxes on non-U.S. earnings different from U.S. tax	(7.6)%	(6.5)%	(2.3)%
Reserves for tax contingencies	3.7%	15.9%	2.5%
Non-deductible and permanent items	(14.4)%	7.1%	1.7%
Withholding and other taxes on foreign earnings	5.7%	(14.7)%	4.4%
Tax law changes	—%	—%	(17.3)%
Changes in valuation allowance	(0.3)%	10.5%	0.5%
All other items	(0.2)%	(0.5)%	(1.0)%
	7.9%	32.8%	9.5%
The effective tax rate decreased by 24.9 percentage points in 2021 compared to 2020. The decrease was primarily attributable to the nontaxable gain on the settlement of the Honeywell claims during the year, increased tax benefits from an internal restructuring and fewer losses in jurisdictions that we do not expect to benefit from such losses; partially offset by increases in withholding taxes on unrepatriated earnings. The internal restructuring occurred predominantly in the fourth quarter of 2021 which involved transfers of certain rights to intellectual property and various intercompany financing arrangements resulting in an approximately 11 percent point decrease to the effective tax rate during the current year. The overall increase in earnings from 2020 was also a contributing factor to a lower effective tax rate as the impact of certain recurring non-deductible permanent expenses and reserves for tax contingencies were diluted by higher earnings.
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

Deferred tax assets (liabilities)
The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

	December 31,
	2021	2020
	(Dollars in millions)
Deferred tax assets:
Intangibles and fixed assets	$219	$202
Pension	7	18
Accruals and reserves	39	32
Net operating losses and other tax attribute carryforwards	37	35
Outside basis differences	11	11
Other	30	29
Total deferred tax assets	343	327
Valuation allowance	(32)	(34)
Net deferred tax assets	$311	$293
Deferred tax liabilities:
Outside basis differences	$(19)	$(30)
Other	(24)	(15)
Total deferred tax liabilities	(43)	(45)
Net deferred tax asset	$268	$248
As of December 31, 2021, the Company had net operating loss carryforwards of $109 million in the below jurisdictions.

Jurisdiction	Expiration Period	Net Operating Loss Carryforwards
		(Dollars in millions)
Brazil	Indefinite	$49
Luxembourg	2038	26
United Kingdom	Indefinite	26
Other	Various	8
		$109
We maintain a valuation allowance of $32 million against a portion of the non-U.S. total deferred tax assets. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through an increase to tax expense in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a reduction to tax expense in the period that such determination is made. Our balance sheets present a deferred tax asset of $289 million and a deferred tax liability of $21 million after taking into account jurisdictional netting.
The Company does not intend to permanently reinvest the undistributed earnings of its foreign subsidiaries and has recorded a deferred tax liability mainly consisting of withholding taxes of approximately $19 million as of December 31, 2021.

The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	December 31,
	2021	2020	2019
	(Dollars in millions)
Change in unrecognized tax benefits:
Balance at beginning of year	$60	$54	$48
Gross increases related to current period tax positions	13	8	8
Gross increases related to prior periods tax positions	31	6	—
Gross decreases related to prior periods tax positions	(21)	—	—
Decrease related to resolutions of audits with tax authorities	—	(7)	—
Expiration of the statute of limitations for the assessment of taxes	(1)	(2)	(2)
Foreign currency translation	(2)	1	—
Balance at end of year	$80	$60	$54
As of December 31, 2021, 2020, and 2019 there were $80 million, $60 million, and $54 million, respectively, of unrecognized tax benefits that, if recognized, would be recorded as a component of Tax expense.
Estimated interest and penalties related to uncertain tax benefits are classified as a component of tax expense in the Consolidated Statements of Operations and totaled $3 million of income, $5 million of expense and $3 million of expense for the years ended December 31, 2021, 2020, and 2019, respectively. Accrued interest and penalties were $26 million, $29 million, and $26 million, as of December 31, 2021, 2020, and 2019, respectively.
We are currently under audit in a few jurisdictions for tax years ranging from 2006 through 2020. Based on the outcome of these examinations, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements.
Note 8. Accounts, Notes and Other Receivables—Net

	December 31,
	2021	2020
	(Dollars in millions)
Trade receivables	$553	$625
Notes receivables	121	152
Other receivables	78	77
	$752	$854
Less—Allowance for expected credit losses	(5)	(13)
	$747	$841
Trade receivables include $63 million and $61 million of unbilled balances as of December 31, 2021 and 2020, respectively.
Note 9. Factoring and Notes Receivable
The Company entered into arrangements with financial institutions to sell eligible trade receivables. For the years ended December 31, 2021 and December 31, 2020, the Company sold $566 million and $473 million of eligible receivables, respectively, without recourse, and accounted for these arrangements as true sales. Expense of $1 million was recognized within Other expense, net for each of the years ended December 31, 2021, December 31, 2020 and December 31, 2019.
The Company also received guaranteed banknotes without recourse, in settlement of accounts receivables, primarily in the Asia Pacific region. The Company can hold the bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash. For the years ended December 31, 2021 and

December 31, 2020, the Company sold less than $1 million and $160 million of banknotes, respectively, without recourse and accounted for these as true sales. Expense of less than $1 million was recognized within Other expense, net for each of the years ended December 31, 2021, December 31, 2020 and December 31, 2019.
As of December 31, 2021 and December 31, 2020, the Company has pledged collateral of $5 million and $18 million, respectively, of guaranteed banknotes which have not been sold in order to be able to issue banknotes as payment to certain suppliers. Such pledged amounts are included as Notes receivables in our Consolidated Balance Sheet.
Note 10. Inventories—Net

	December 31,
	2021	2020
	(Dollars in millions)
Raw materials	$162	$160
Work in process	19	19
Finished products	92	97
	$273	$276
Less—Reserves	(29)	(41)
	$244	$235
Note 11. Other Current Assets

	December 31,
	2021	2020
	(Dollars in millions)
Prepaid expenses	$13	$62
Taxes receivable	15	22
Advanced discounts to customers, current	11	10
Customer reimbursable engineering	5	13
Foreign exchange forward contracts	12	3
	$56	$110
Note 12. Other Assets

	December 31,
	2021	2020
	(Dollars in millions)
Advanced discounts to customers, non-current	$61	$70
Operating right-of-use assets (Note 18)	51	36
Income tax receivable	27	20
Pension and other employee related	15	—
Designated cross-currency swap	30	—
Other	16	9
	$200	$135

Note 13. Property, Plant and Equipment—Net

	December 31,
	2021	2020
	(Dollars in millions)
Land and improvements	$16	$17
Buildings and improvements	149	153
Machinery and equipment	711	711
Tooling	393	390
Software	72	68
Construction in progress	87	86
Others	26	26
	1,454	1,451
Less—Accumulated depreciation and amortization	(969)	(946)
	$485	$505
Depreciation and amortization expense was $92 million, $86 million and $73 million in 2021, 2020 and 2019, respectively.
Note 14. Goodwill
The change in the carrying amount of goodwill for the years ended December 31, 2021 and 2020 is as follows:

	December 31, 2020	Currency Translation Adjustment	December 31, 2021
Goodwill	$193	—	$193
Note 15. Accrued Liabilities

	December 31, 2021	December 31, 2020
	(Dollars in millions)
Customer pricing reserve	$72	$82
Compensation, benefits and other employee related	76	62
Repositioning	10	7
Product warranties and performance guarantees - Short-term	21	8
Income and other taxes	25	37
Advanced discounts from suppliers, current	14	5
Customer advances and deferred income (1)	23	8
Accrued interest	8	—
Short-term lease liability (Note 18)	9	5
Other (primarily operating expenses)(2)	37	28
	$295	$242
(1)Customer advances and deferred income include $5 million and $2 million of contract liabilities as of December 31, 2021 and December 31, 2020, respectively. See Note 4, Revenue Recognition and Contracts with Customers.
(2)Includes $3 million of environmental liabilities as of December 31, 2021 and December 31, 2020.
The Company accrued repositioning costs related to projects to optimize our product costs and to right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold in our Consolidated Statements of Operations.

	Severance Costs	Exit Costs	Total
Balance at December 31, 2019	3	1	4
Charges	10	—	10
Usage—cash	(7)	—	(7)
Adjustments	1	(1)	—
Balance at December 31, 2020	$7	$—	$7
Charges	16	—	16
Usage—cash	(13)	—	(13)
Balance at December 31, 2021	$10	$—	$10
Note 16. Long-term Debt and Credit Agreements
Exit Credit Facilities
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
•Euro Facility: a seven-year secured first-lien Euro term loan facility for €450 million; and
•Revolving Facility: a five-year senior secured first-lien Revolving Facility for $300 million providing for multi-currency revolving loans. On January 11, 2022, the revolving facility was amended, refer to the "Revolving Facility and Letters of Credit", section of this footnote, below, for further details.
On the Effective Date, Credit Facilities, net of deferred financing costs were $1,221 million, after proceeds from the Credit Facilities and issuance of Series A Preferred Stock (see Note 21, Equity) were used to pay off the Company’s pre-emergence indebtedness. For more information, see Note 2, Plan of Reorganization.
The principal outstanding and carrying amount of our long-term debt as of December 31, 2021 are as follows:

	Due	Interest Rate	December 31, 2021
Dollar Facility	4/30/2028	3.75%	$713
Euro Facility	4/30/2028	3.50%	510
Total principal outstanding			1,223
Less: unamortized deferred financing costs			(35)
Less: current portion of long-term debt			(7)
Total long-term debt			$1,181
Revolving Facility and Letters of Credit
The Revolving Facility (as amended by the First Amendment, described and defined below) allows maximum borrowings of $424 million and matures on April 30, 2026. On December 31, 2021, the Company had no borrowings outstanding under the Revolving Facility, $3 million of outstanding letters of credit, and available borrowing capacity of $297 million.
Under the Revolving Facility, the Company may use up to $125 million under the Revolving Facility for the issuance of letters of credit to the Swiss Borrower or any of its subsidiaries. Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this kind, which issuances will reduce availability under the Revolving Facility.

Separate from the Revolving Facility, the Company obtained a $35 million bilateral letter of credit facility, which also matures on April 30, 2026. As of December 31, 2021, the Company had $8 million utilized and $27 million of remaining available capacity.
Minimum scheduled principal repayments of the Credit Facilities as of December 31, 2021 are as follows:

December 31,
(Dollars in millions)
2022	$7
2023	7
2024	7
2025	7
2026	7
Thereafter	1,188
Total debt payments	$1,223

First Amendment to the Credit Agreement
On January 11, 2022, the Company entered into an Amendment No. 1 (the “First Amendment”) to the Credit Agreement. The First Amendment increases the amount of revolving loan commitments available to the Swiss Borrower under the Credit Agreement by $124 million (the “Incremental Revolving Commitment”) to an aggregate amount of $424 million. The Incremental Revolving Commitment has the same terms and is subject to the same conditions applicable to revolving loans generally under the Credit Agreement, except for fees paid in connection with the arrangement of the increased amount. The First Amendment also removes LIBOR as an available rate at which revolving loans could accrue and add for such revolving loans new benchmark rate options based on the term or daily overnight secured overnight financing rate ("SOFR") published by the Federal Reserve Bank of New York and based on the average bid reference rate administered by ASX Benchmarks Pty Limited. The outstanding term loan under the Credit Agreement continues to accrue interest in LIBOR, but will switch to an alternative benchmark rate when certain events occur, which alternative benchmark we anticipate will be term SOFR.
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
Interest Rate and Fees
The Dollar Facility is subject to an interest rate, at our option, of either (a) an alternate base rate (“ABR”) (which shall not be less than 1.50%) or (b) an adjusted London Inter-bank Offered Rate (“LIBOR”) (which shall not be less than 0.50%), in each case, plus an applicable margin equal to 3.25% in the case of LIBOR loans and 2.25% in the case of ABR loans. The Euro Facility is subject to an interest rate equal to an adjusted Euro Interbank Offered Rate (“EURIBOR”) (which shall not be less than zero) plus an applicable margin equal to 3.50%. As of December 31, 2021, the Revolving Facility is subject to an interest rate comprised of an applicable benchmark rate (which shall not be less than 1.00% if such benchmark is the ABR rate and not less than 0.00% in the case of other applicable benchmark rates) that is selected based on the currency in which borrowings are outstanding thereunder, in each case, plus an applicable margin. The applicable margin for the Revolving Facility varies based on our leverage ratio. Accordingly, the interest rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR, EURIBOR and other applicable benchmark rates or future changes in our leverage ratio. The Credit Agreement provides the Benchmark Replacement, given the reference rate reform discontinuing LIBOR. Interest payments with respect to the Term Loan Facilities are required either on a quarterly basis (for ABR loans) or at the end of each interest period (for LIBOR and EURIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. See discussion of the amendment to the Revolving Facility in First Amendment to the Credit Agreement, above.
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
We may voluntarily prepay borrowings under the Credit Agreement without premium or penalty, subject to a 1.00% prepayment premium in connection with any repricing transaction with respect to the Term Loan Facilities in the first six months after the Effective Date of the Credit Agreement and customary breakage” costs with respect to LIBOR and EURIBOR loans. We may also reduce the commitments under the Revolving Facility, in whole or in part, in each case, subject to certain minimum amounts and increments. See discussion of the amendment to the Revolving Facility in First Amendment to the Credit Agreement, above.
The Credit Agreement also contains certain mandatory prepayment provisions in the event that we incur certain types of indebtedness, receive net cash proceeds from certain non-ordinary course asset sales or other dispositions of property or, starting with the fiscal year ending on December 31, 2022, 0.50% of excess cash flow on an annual basis (with step-downs to 25% and 0% subject to compliance with certain leverage ratios), in each case subject to terms and conditions customary for financings of this kind.
Representations and Warranties
The Credit Agreement contains certain representations and warranties (subject to certain agreed qualifications) that are customary for financings of this kind.
Certain Covenants
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type that, among other things, limit our and our subsidiaries’ ability to incur additional indebtedness or liens, to dispose of assets, to make certain fundamental changes, to enter into restrictive agreements, to make certain investments, loans, advances, guarantees and acquisitions, to prepay certain indebtedness and to pay dividends or to make other distributions or redemptions/repurchases in respect of our and our subsidiaries’ equity interests. The Credit Agreement expressly permits payments-in-kind on our Series A Preferred Stock as well as mandatory cash redemptions in respect of our Series B Preferred Stock. During the fiscal years ending December 31, 2021 and December 31, 2022, the Credit Agreement restricts the Company’s ability to pay cash dividends on or to redeem or otherwise acquire for cash the Series A Preferred Stock unless a ratable payment (on an as-converted basis) is made to holders of our common equity and such payments would otherwise be permitted under the terms of the Credit Agreement. On July 21, 2021, the terms of the Certificate of Designations of the Series A Preferred Stock were amended to allow the payment of a ratable dividend on the Series A Preferred Stock and the Common Stock prior to December 31, 2022 so long as the full board of directors of the Company ratifies the Disinterested Directors’ Committee’s declaration of any such dividend or distribution. On January 25, 2022, the Board approved a further amendment to the terms of the Certificate of Designations of the Series A Preferred Stock to permit the such dividends or distributions to include individually negotiated transactions, to remove the December 31, 2022 sunset date from such dividends and distributions, and to expressly permit the purchase, redemption or other acquisition or cash by the Company of shares of Dividend Junior Stock (as defined in the Certificate of Designations of the Series A Preferred Stock) without requiring ratable participation by holders of Series A Preferred Stock. These amendments were approved by written consent of the holders of a majority of our Series A Preferred Stock on February 8, 2022, and are expected to become effective on or about March 3, 2022.
In addition, the Revolving Facility also contains a financial covenant requiring the maintenance of a consolidated total leverage ratio of not greater than 4.7 to 1.00 as of the end of each fiscal quarter if, on the last day of any such fiscal quarter, the aggregate amount of loans and letters of credit (excluding backstopped or cash collateralized letters of credit and other letters of credit with an aggregate face amount not exceeding $30 million) outstanding under the Revolving Facility exceeds 35% of the aggregate commitments thereunder.
As of December 31, 2021, the Company is in compliance with all its financing covenants.
Events of Default
The Credit Agreement contains customary events of default, including with respect to a failure to make payments under the Credit Facilities, cross-default, certain bankruptcy and insolvency events and customary change of control events.
Prepetition Indebtedness
Pursuant to the Plan, on the Effective Date, the obligations of the Debtors under each of the following debt instruments were cancelled and the applicable agreements governing such obligations were terminated: (a) the Credit Agreement, dated as of September 27, 2018, by and among the Company, as holdings, Garrett LX III S.à r.l., as Lux Borrower, Garrett Borrowing LLC, as U.S. Co-Borrower, Garrett Motion Sàrl, as Swiss Borrower, the lenders and issuing banks party thereto and the Pre-petition Credit Agreement Agent, as Administrative Agent, as amended, restated, supplemented or otherwise modified from time to time in accordance with its terms; and (b) the Indenture, dated as of September 27, 2018, among Garrett Motion Inc., as Parent, Garrett LX I S.à r.l., as Issuer, Garrett Borrowing LLC, as Co-Issuer, the guarantors named therein, Deutsche Trustee Company Limited, as Trustee, Deutsche Bank AG, as Security Agent and Paying Agent, and Deutsche Bank Luxembourg S.A., as Registrar and Transfer Agent, pursuant to which the Senior Notes were issued, as may be amended, supplemented or otherwise modified from time to time. Holders of Allowed Pre-petition Credit Agreement Claims (as defined in the Plan) received payment in cash in an amount equal to such holder’s Allowed Pre-petition Credit Agreement Claim. Holders of Allowed Senior Subordinated Noteholder Claims (as defined in the Plan) received payment in cash in an amount equal to such holder’s Allowed Senior Subordinated Noteholder Claim.
DIP Credit Agreement
On the Effective Date, the DIP Credit Agreement, dated as of October 9, 2020, by and among the Company, as borrower, each lender party thereto from time to time, and the DIP Agent, as amended, supplemented or otherwise modified from time to time was paid in full and terminated.
Note 17. Mandatorily Redeemable Series B Preferred Stock
Series B Preferred Stock
Pursuant to the Plan and the Plan Support Agreement, on the Effective Date the Company issued 834,800,000 shares of Series B Preferred Stock to Honeywell in satisfaction of its claims arising from (a) that certain Indemnification Guarantee Agreement, dated September 27, 2018, by and among Honeywell ASASCO 2 Inc., Garrett ASASCO Inc., and the other Guarantors party thereto, as may be amended, restated, supplemented or otherwise modified from time to time prior to the Effective Date (the “Honeywell Indemnification Guarantee Agreement”); (b) the Honeywell Indemnity Agreement; (c) the Tax Matters Agreement, dated September 12, 2018, by and among Honeywell International Inc., GMI, Honeywell ASASCO Inc. and Honeywell ASASCO 2 Inc., as may be amended, supplemented or otherwise modified from time to time (the “Tax Matters Agreement” and, together with the Honeywell Indemnification Guarantee Agreement and the Honeywell Indemnity Agreement, the “Honeywell Agreements”). The Company is authorized to grant 1,200,000,000 shares of preferred stock in the reorganized company.
The Series B Preferred Stock will not be entitled to any dividends or other distributions or payments other than the scheduled redemption payments and payments upon liquidation as provided in the Certificate of Designations of the Series B Preferred Stock (as amended and restated from time to time, the “Series B Certificate of Designations”). On April 30 of each year, beginning on April 30, 2022 and ending on April 30, 2030, on which any shares of Series B Preferred Stock are outstanding (each, a “Scheduled Redemption Date”), the Company will redeem, pro rata from each holder, an aggregate number of shares of Series B Preferred Stock equal to a scheduled redemption amount with respect to such Scheduled Redemption Date as set forth in the Series B Certificate of Designations divided by $1.00 per share (the “Scheduled Redemption Amounts”), provided that the Company will not be obligated to redeem the shares of Series B Preferred Stock on a Scheduled Redemption Date if, as of such date, (i) the Consolidated EBITDA of the Company and its subsidiaries measured as of the end of the most recently completed fiscal year is less than $425 million or (ii) the Company does not have sufficient funds legally available to pay the redemption amount due on such Scheduled Redemption Date. Shares of Series B Preferred Stock whose redemption on a Scheduled Redemption Date is deferred, and which are not thereafter redeemed in accordance with the applicable Initial Deferral Payment Schedule (as defined in the Series B Certificate of Designations) will accrue interest from and after the time that the Company fails to make redemption payments in accordance with the applicable Initial Deferral Payment Schedule. Any shares of Series B Preferred Stock that have not been redeemed on a Scheduled Redemption Date outstanding as of April 30, 2030, will be redeemed on April 30, 2030.
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
On September 30, 2021, the Company filed an amended and restated Certificate of Designations amending and restating the terms of the Series B Preferred Stock, and on December 16, 2021, the Company filed a second amended and restated Certificate of Designations amending and restating the terms of the Series B Preferred Stock. These amendments, among other things, (i) require the Company to effect a redemption of outstanding shares of Series B Preferred Stock, on or prior to December 30, 2022, such that the Present Value (as defined in the Series B Certificate of Designations) of all of the remaining outstanding shares of Series B Preferred Stock shall be $400 million, subject to applicable law and certain conditions, including that the Company has funds legally available to do so (the “First Planned Partial Early Redemption”), which First Planned Partial Early Redemption was completed by the Company on December 28, 2021, (ii) provide that the right of each holder of the Series B Preferred Stock to require the Company to redeem all of such holder’s shares of Series B Preferred Stock (the “Holder Put Right”) cannot be exercised until December 30, 2022 at the earliest (subject to the prior occurrence of a triggering event), (iii) require the Company, on or before March 31, 2022, to effect a second partial redemption of outstanding shares of Series B Preferred Stock (the “Second Planned Partial Early Redemption”), such that following the First Planned Partial Early Redemption and the Second Planned Partial Early Redemption, the Present Value (as defined in the Series B Certificate of Designations) of all of the remaining outstanding shares of Series B Preferred Stock shall be $207 million (rounded down to the nearest dollar), subject to applicable law, including that the Company has funds legally available to do so, and subject to the Company having increased the size of its revolving credit facility from

$300 million to $500 million or the Company’s Board of Directors having determined that the Company otherwise has sufficient liquidity to effect the Second Planned Partial Early Redemption. On December 28, 2021, Garrett completed the First Planned Partial Early Redemption, partially redeeming the Series B Preferred Stock with a cash payment of $211 million ($201 million principal and $10 million as interest).
As of December 31, 2021 and effective with the completion of the First Planned Partial Early Redemption, the scheduled redemptions were $200 million for March 29, 2022, $16 million for April 30, 2024, $100 million for April 30, 2025, $100 million for April 30, 2026, and $54 million for April 30, 2027, totaling $470 million. This amount is recorded on our Consolidated Balance Sheet as of December 31, 2021 at the net present value of the redemptions, discounted at 7.67%, of $395 million. Of the amount recorded on our Consolidated Balance Sheet as of December 31, 2021, $195 million is classified as a long-term liability. Each holder of Series B Preferred Stock will have the right to require the Company to redeem all, but not less than all, of such holder’s shares of Series B Preferred Stock if the Consolidated EBITDA (as defined in the Series B Certificate of Designations) of the Company and its subsidiaries exceeds $600 million for two consecutive fiscal quarters.
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
The Majority in Interest (as defined in the Series B Certificate of Designations) has a continuing right, voting separately as a class, to elect or appoint the Series B Director (as defined in the Series B Certificate of Designations), and an exclusive right to remove the Series B Director at any time for any reason or no reason (with or without cause), subject to the rights of other holders to remove any Series B Director for cause to the extent provided by the Delaware General Corporation Law (the "DGCL") until the first date on which the Aggregate Series B Liquidation Preference is not greater than $125 million (the “Series B Threshold Date”). From and after the Series B Threshold Date, the Majority in Interest will have no right to elect or appoint any directors to the Board. If the Majority in Interest is no longer entitled to elect or appoint a Series B Director, then the then-serving Series B Director will automatically be deemed to have resigned from the Board.
So long as any shares of Series B Preferred Stock are outstanding, the Company may not take certain actions without the written consent of the Majority in Interest, including, among other things, increasing the size of the Board so long as the Aggregate Series B Liquidation Preference is greater than $125 million.
On February 11, 2022, the Company delivered to the holder of shares of Series B Preferred Stock a notice of partial redemption to effect the Second Planned Partial Early Redemption on February 18, 2022. As a result, on February 18, 2022, the Company will redeem 217,183,244 shares of Series B Preferred Stock for an aggregate price of $197 million. Following the completion of the Second Planned Partial Early Redemption and the Company’s previously completed First Planned Partial Early Redemption, the Present Value of all of the remaining outstanding shares of Series B Preferred Stock shall be $207 million (rounded down to the nearest dollar).
Note 18. Leases
We have operating leases that primarily consist of real estate, machinery and equipment. Our leases have remaining lease terms of up to 16 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.
The components of lease expense are as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Operating lease cost	$15	$15	$14

Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$12	$13	$12
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$26	$7	$12
Supplemental balance sheet information related to operating leases is as follows:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Other assets	$51	$36
Accrued liabilities	9	5
Other liabilities	42	15
Liabilities subject to compromise	—	19

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Weighted-average lease term (in years)	8.88	5.14
Weighted-average discount rate	5.65%	6.16%
Maturities of operating lease liabilities were as follows:

Year Ended December 31, 2021
(Dollars in millions)
2022	$11
2023	10
2024	8
2025	7
2026	6
Thereafter	22
Total lease payments	64
Less imputed interest	(13)
$51

Note 19. Financial Instruments and Fair Value Measures
Credit and Market Risk
We continually monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. The terms and conditions of our credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer.
Foreign Currency Risk Management
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
We hedge currency exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency exchange forward contracts (foreign currency exchange contracts). The Company restarted its cash flow hedging program after the emergence from Chapter 11 and has since then entered into forward currency exchange contracts to mitigate exposure to foreign currency exchange rate volatility and the associated impact on earnings related to forecasted foreign currency commitments. These forward currency exchange contracts are assessed as effective and are designated as cash flow hedges. Gains and losses on derivatives qualifying as cash flow hedges are recorded in Accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings.
The Company also entered into float to float cross-currency swaps exchange contracts to hedge net investments in foreign subsidiaries. These cross-currency swaps exchange contracts are assessed as effective and are designated as net investment hedges. Gains and losses on derivatives qualifying as net investment hedges are recorded in Cumulative Translation Adjustment income (loss) until the net investment is liquidated or sold.
At December 31, 2021 and December 31, 2020, we had contracts with aggregate gross notional amounts of $2,788 million and $19 million, respectively, to hedge foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar and Korean Won.

Fair Value of Financial Instruments
The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and December 31, 2020:

			Fair Value
	Notional Amounts		Assets			Liabilities
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020		December 31, 2021	December 31, 2020
	(Dollars in millions)
Designated instruments:
Designated forward currency exchange contracts	$382	$—	$9	$—	(a)	$1	$—	(c)
Designated cross-currency swap	715	—	30	—	(b)	—
Total designated instruments	1,097	—	39	—		1	—
Undesignated instruments:
Undesignated interest rate swap	940	—	7	—	(a)	—	—
Undesignated forward currency exchange contracts	751	19	2	—	(a)	4	—	(c)
Total undesignated instruments	1,691	19	9	—		4	—
Total designated and undesignated instruments	$2,788	$19	$48	$—		$5	$—

(a)Recorded within Other current assets in the Company’s Consolidated Balance Sheets
(b)Recorded within Other assets in the Company’s Consolidated Balance Sheets
(c)Recorded within Accrued liabilities in the Company’s Consolidated Balance Sheets
On June 11, 2021 the Company entered into interest rate swap contracts to partially mitigate market value risk associated with interest rate fluctuations on its variable rate term loan debt. As of December 31, 2021, the Company had outstanding interest rate swaps with an aggregate notional amount of €830 million, with respective maturities of April 2023, April 2024, April 2025, April 2026 and April 2027. The Company uses interest rate swaps specifically to mitigate variable interest risk exposure on its long-term debt portfolio and has not designated them as hedging instruments for accounting purposes.
Effective with our entry into the Credit Agreement (see Note 16, Long-term Debt and Credit Agreements), the Company entered into floating-floating cross-currency swap contracts to limit its exposure to investments in certain foreign subsidiaries exposed to foreign exchange fluctuations. The cross-currency swaps have been designated as net investment hedges of its Euro-denominated operations. As of December 31, 2021, an aggregate notional amount of €606 million was designated as net investment hedges of the Company’s investment in Euro-denominated operations. The cross-currency swaps’ fair values were net assets of $30 million at December 31, 2021. Our Consolidated Statements of Comprehensive Income (loss) includes Changes in fair value of net investment hedges, net of tax of $41 million during the year ended December 31, 2021 related to these net investment hedges. No ineffectiveness has been recorded on the net investment hedges.

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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2021
	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities	$1,188	$1,227
The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered Level 2.
Note 20. Other Liabilities

	December 31,
	2021	2020
	(Dollars in millions)
Income taxes	$106	$45
Designated and undesignated derivatives	—	22
Pension and other employee related	61	14
Long-term lease liability (Note 18)	42	15
Advanced discounts from suppliers	16	11
Product warranties and performance guarantees – Long-term	11	6
Environmental Remediation – Long-term	15	2
Other	18	5
	$269	$120
Note 21. Equity
Issuance of Common Stock
As discussed in Note 2, Plan of Reorganization, upon the effectiveness of and pursuant to the Plan, all Old Common Stock of the Company was cancelled, and the Company issued 65,035,801 shares of Common Stock to holders of Old Common Stock that did not exercise the Cash-Out Election. Each holder of Existing Common Stock that did not exercise the Cash-Out Election received a number of shares of new Common Stock equal to the number of shares of Old Common Stock held by such holder in consideration for the cancellation of their shares of Old Common Stock. The Company paid $69 million to holders of Old Common Stock who had made the Cash-Out Election.
Issuance of Series A Preferred Stock
In connection with the Company’s emergence from bankruptcy and pursuant to the Plan, the Company issued 247,768,962 shares of the Company’s Series A Preferred Stock to affiliated funds of Centerbridge, affiliated funds of Oaktree and certain other investors and parties, including in connection with the consummation of two rights offerings and that certain replacement equity backstop commitment agreement. The Company is authorized to grant 1,200,000,000 shares of preferred stock in the reorganized company.
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
Under the terms of the Credit Agreement, during the fiscal years ending December 31, 2021 and December 31, 2022, the Company may not make payments or redemptions in cash solely with respect to the Series A Preferred Stock unless a ratable payment (on an as-converted basis) is made to holders of the Common Stock and such payments would otherwise be permitted under the terms of the Credit Agreement. On July 21, 2021, the terms of the Certificate of Designations of the Series A Preferred Stock were amended to allow the payment of a ratable dividend on the Series A Preferred Stock and the Common Stock prior to December 31, 2022 so long as the full Board of the Company ratifies the Disinterested Directors’ Committee’s declaration of any such dividend or distribution. On January 25, 2022, the Board approved a further amendment to the terms of the Certificate of Designations of the Series A Preferred Stock to permit the such dividends or distributions to include individually negotiated transactions, to remove the December 31, 2022 sunset date from such dividends and distributions, and to expressly permit the purchase, redemption or other acquisition or cash by the Company of shares of Dividend Junior Stock (as defined in the Certificate of Designations of the Series A Preferred Stock) without requiring ratable participation by holders of Series A Preferred Stock. These amendments were approved by written consent of the holders of a majority of our Series A Preferred Stock on February 8, 2022, and are expected to become effective on or about March 3, 2022.
The Board determined that the amount of preference dividends which will accumulate for the preference dividend for the year ended December 31, 2021 is $0.394337 per share. As there were 245,921,617 shares of Series A Preferred Stock as of December 31, 2021, the aggregate accumulated dividend as of December 31, 2021 is $97 million and is presented as a reduction to Net income available to common shareholders in our Consolidated Statements of Operations.
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
Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement on Form S-1 (Registration No. 333-256659) registering (i) 243,265,707 shares of our Series A Preferred Stock, (ii) 52,471,709 shares of our Common Stock and (iii) 243,265,707 shares of our Common Stock issuable upon conversion of our Series A Preferred Stock (the “Resale Registration Statement"), in each case initially issued to certain holders of the Common Stock and Series A Preferred Stock (the “Registration Rights Holders”) in connection with our emergence from bankruptcy on April 30, 2021. The Resale Registration Statement was declared effective by the Securities and Exchange Commission (the

"SEC") on June 11, 2021, which may result in the resale of a substantial number of shares of our Common Stock or Series A Preferred Stock by the relevant Registration Rights Holders.
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
In the event the Company proposes to file a shelf registration statement with respect to any offering of its equity securities, the Company will give written notice of such proposed filing to the Registration Rights Holders as soon as practicable (but in no event less than 5 business days prior to the proposed date of public filing of such shelf), and such notice shall offer the Registration Rights Holders the opportunity to register under such registration statement the resale of such number of Registrable Securities as each such Registration Rights Holder may request in writing (a “Piggyback Registration”). If the Company proposes to file a registration statement that is not a shelf registration statement with respect to any offering of its equity securities, the Company will give written notice of such proposed filing to certain of the Registration Rights Holders (the “Piggyback Eligible Investors”), and such notice shall offer the Piggyback Eligible Investors the opportunity to make a Piggyback Registration. If the Company proposes to undertake an underwritten offering pursuant to a registration statement for which there was a Piggyback Registration, the Piggyback Eligible Investors may be entitled to participate in such underwritten offering, subject to customary cutback provisions in certain circumstances.
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
Share Repurchase Program
On November 16, 2021, the Board of Directors authorized a $100 million share repurchase program valid until November 15, 2022, providing for the pro rata purchase of shares of Series A Preferred Stock and Common Stock. Through December 31, 2021, the Company has repurchased 1,846,138 shares of Series A Preferred Stock for $15 million, and has repurchased 509,443 shares of Common Stock for $4 million.

Note 22. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) are provided in the tables below:

	Pre-Tax	Tax	After-Tax
	(Dollars in millions)
Year Ended December 31, 2019
Foreign exchange translation adjustment	$67	$—	$67
Pension adjustments	(18)	4	(14)
Changes in fair value of effective cash flow hedges	2	2	4
	$51	$6	$57
Year Ended December 31, 2020
Foreign exchange translation adjustment	$(234)	$—	$(234)
Pension adjustments	(17)	(1)	(18)
Changes in fair value of effective cash flow hedges	(8)	1	(7)
	$(259)	$—	$(259)
Year Ended December 31, 2021
Foreign exchange translation adjustment	$38	$—	$38
Pension adjustments	43	(7)	36
Changes in fair value of effective cash flow hedges	11	(1)	10
Changes in fair value of net investment hedges	51	(10)	41
	$143	$(18)	$125

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Net Investment Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance at December 31, 2019	$153	$4	$—	$(27)	$130
Other comprehensive income before reclassifications	(234)	(3)	—	(29)	(266)
Amounts reclassified from accumulated other comprehensive income	—	(4)	—	11	7
Net current period other comprehensive income	(234)	(7)	—	(18)	(259)
Balance at December 31, 2020	$(81)	$(3)	$—	$(45)	$(129)
Other comprehensive loss before reclassifications	38	11	41	35	125
Amounts reclassified from accumulated other comprehensive income	—	(1)	—	1	—
Net current period other comprehensive loss	38	10	41	36	125
Balance at December 31, 2021	$(43)	$7	$41	$(9)	$(4)
Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2021 Affected Line in the Consolidated Statement of Operations
	Net Sales	Cost of Goods Sold	Selling, General and Administrative Expenses	Non-Operating (Income) Expense	Total

	(Dollars in millions)
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$—	$—	$1	$1
Losses (gains) on cash flow hedges	—	(1)	—	—	(1)
Tax expense (benefit)	—	—	—	—	—
Total reclassifications for the period, net of tax	—	(1)	—	1	$—

Year Ended December 31, 2020 Affected Line in the Consolidated Statement of Operations
	Net Sales	Cost of Goods Sold	Selling, General and Administrative Expenses	Non-Operating (Income) Expense	Total

	(Dollars in millions)
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$—	$—	$13	$13
Losses (gains) on cash flow hedges	—	(4)	—	—	(4)
Tax expense (benefit)					(2)
Total reclassifications for the period, net of tax	$—	$(4)	$—	$13	$7

Note 23. Stock-Based Compensation
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
Performance stock units
As of the Effective Date, 228,765 performance stock units (“PSU”) awards were settled for consideration of $6.25 per share, for a total cash settlement of $1 million, which was recorded to Reorganization items, net in the Consolidated Statement of Operations.
Stock options
As of the Effective Date, all unvested stock options were considered “Out of the money” and cancelled for no consideration. All unamortized stock compensation expense of $1 million was charged to Reorganization items, net in the Consolidated Statement of Operations.

Cash performance stock units
As of the Effective Date, 2,069,897 CPSU awards were settled for consideration of $1.00 per unit, for a total cash settlement of $2 million, which was charged to Reorganization items, net in the Consolidated Statement of Operations.
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
As of December 31, 2021, an aggregate of 3,300,474 shares of our Common Stock were awarded and 27,980,002 shares of our Common Stock were available for future issuance under the Long-Term Incentive Plan.
Restricted Stock Units — RSU awards are issued to certain key employees and directors at fair market value at the date of grant. RSUs typically vest over 3 years or 5 years and when vested, each unit entitles the holder to one share of our Common Stock.
As of December 31, 2021, an aggregate of 1,827,599 RSU awards were granted to officers, certain key employees, and non-employee directors under the Long-Term Incentive Plan.
The following table summarizes information about RSU activity related to both the Stock Incentive Plan and the Long-Term Incentive Plan for each of the periods presented:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2019	2,794,640	$12.62
Granted	878,904	6.70
Vested	(1,185,121)	7.83
Forfeited	(949,454)	8.11
Non-vested at December 31, 2020	1,538,969	$13.11
Granted	1,827,599	8.31
Vested	(326,058)	13.10
Forfeited	(16,551)	11.71
Vested and cancelled	(1,205,650)	13.10
Non-vested at December 31, 2021	1,818,309	$8.31
The following table summarizes the impact to the Consolidated Statement of Operations from RSUs:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Compensation expense	$4	$9	$15
Reorganization items, net (Note 2)	8	—	—
Future income tax benefit recognized	1	3	—
As of December 31, 2021, there was $13 million of total unrecognized compensation cost related to unvested RSUs granted under our Long-Term Incentive Plan, which is expected to be recognized over a weighted-average period of 3.70 years. There was no unrecognized compensation expense outstanding related to the Stock Incentive Plan. Awards granted under the Stock Incentive Plan were cancelled pursuant to the Plan as part of our emergence from Chapter 11 noted above.

Performance Stock Units — As of December 31, 2021, an aggregate of 1,472,875 PSU awards were granted to officers and certain key employees under the Long-Term Incentive Plan, which, upon vesting, entitles the holder to shares of our Common Stock. The actual number of shares an employee receives for each PSU depends on the Company’s performance against various measures. For PSUs granted in 2021, under the Long-Term Incentive Plan, the performance measures are related to absolute total shareholder return (“TSR”) with stock price hurdles, adjusted EBITDA and adjusted EBITDA margin, weighted 60%, 20% and 20% respectively over a two-year performance period from January 1, 2022 through December 31, 2023 for the TSR measure and a three-year performance period from January 1, 2021 through December 31, 2023 for the adjusted EBITDA and adjusted EBITDA margin measures. Each grantee is granted a target level of PSUs and may earn between 0% and 100% of the target level depending on the Company’s performance against the financial measures.
The awards associated with the TSR performance measure are considered to have a market condition. A Monte-Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company over the performance period. This model requires an input of assumptions including the simulation term, the risk-free interest rate, a volatility estimate for the Company’s shares, and a dividend yield estimate. The simulation term was the period of time between performance period start date and the performance end date. The risk-free interest rate assumption was based on observed interest rates from the Treasury Constant Maturity yield curve consistent with the simulation term. The Company’s volatility estimate was based on the historical volatilities of peers over a historical period consistent with the simulation term. The Company does not expect to pay a dividend during the applicable term. The fair value of the PSUs granted in 2021 was estimated using the following assumptions:

Monte Carlo Assumptions	December 31, 2021
Volatility	64.01%
Dividend yield	0.00%
Risk-free interest rate	0.24%
The following table summarizes information about PSU activity related to both the Stock Incentive Plan and the Long-Term Incentive Plan for each of the periods presented:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2019	331,321	$16.17
Granted	1,021,069	8.36
Vested	—	—
Forfeited	(1,038,279)	8.48
Non-vested at December 31, 2020	314,111	$16.17
Granted	1,472,875	8.67
Vested	—	—
Forfeited	(85,346)	14.00
Vested and cancelled	(228,765)	—
Non-vested at December 31, 2021	1,472,875	$8.67
The fair value of the TSR-based PSUs is based on the output of the Monte Carlo simulation model noted above and the PSUs not containing a market condition are based on the fair market value of the Company’s stock at the grant date. The number of underlying shares to be issued will be based on actual performance achievement over the performance period. The per-unit weighted average fair value at the date of grant for PSUs granted during the period ended December 31, 2021 was $8.67. The fair value of each PSU grant is amortized monthly into compensation expense on a graded vesting (accelerated) basis over a vesting period of 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award and is adjusted as required for the performance-based condition. The Company estimates forfeitures at the time of issuance, which results in a reduction in compensation expense. As the payout of PSUs includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of the PSUs. The Company currently does not pay dividends.

The following table summarizes the impact to the Consolidated Statement of Operations from PSUs:

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Compensation expense	$2	$—	$2
Reorganization items, net (Note 2)	1	—	—
As of December 31, 2021, there was $11 million of total unrecognized compensation cost related to unvested PSUs granted under our Long-Term Incentive Plan, which is expected to be recognized over a weighted average period of 1.96 years. There was no unrecognized compensation expense outstanding related to the Stock Incentive Plan. Awards granted under the Stock Incentive Plan were cancelled pursuant to the Plan as part of our emergence from Chapter 11 noted above.
Continuity Awards — In September 2020, in response to the unprecedented and ongoing market uncertainty resulting from the COVID-19 pandemic and in connection with the Board’s evaluation of strategic alternatives for the Company, the Compensation Committee approved one-time cash continuity awards (“Continuity Awards”) to ensure retention of key individuals in exchange for the forfeiture of RSUs and PSUs granted in February 2020. The Continuity Awards total $11 million, with $9 million paid in September 2020 and the remaining $2 million paid in 2021. The Continuity Awards were subject to repayment if, prior to June 30, 2021, the recipient had a qualifying termination of employment. Given the Continuity Awards had a one-year service requirement, the combined transaction was accounted for as a modification to liability-classified awards. The total incremental compensation cost resulting from the modification was $5 million. As of December 31, 2021, there was no unrecognized compensation cost related to the Continuity Awards.
The following table summarizes information about Continuity Award activity for each of the periods presented:

	Number of Awards	Weighted Average Grant Date Fair Value Per Award
Non-vested at December 31, 2020	43	$257,536
Granted	—	—
Vested	(43)	(257,536)
Forfeited	—	—
Non-vested at December 31, 2021	—	$—
The following table summarizes the impact to the Consolidated Statement of Operations from Continuity Awards:

	Year Ended December 31,
	2021	2020
	(Dollars in millions)
Compensation expense	$5	$7
Future income tax benefit recognized	1	1
Note 24. Earnings Per Share
Earnings per share is calculated using the two-class method pursuant to the issuance of our Series A preferred stock on the Effective Date. Our Series A preferred stock is considered a participating security because holders of the Series A Preferred Stock will also be entitled to such dividends paid to holders of Common Stock to the same extent on an as-converted basis. The two-class method requires an allocation of earnings to all securities that participate in dividends with common shares, such as our Series A preferred stock, to the extent that each security may share in the entity’s earnings. Basic earnings per share are then calculated by dividing undistributed earnings allocated to common stock by the weighted average number of common shares outstanding for the period. The Series A preferred stock is not included in the computation of basic earnings per share in periods in which we have a net loss, as the Series A preferred stock is not contractually obligated to share in our net losses.
Diluted earnings per share for the year ended December 31, 2021 is calculated using the more dilutive of the two-class or if-converted methods. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities. Diluted earnings per share for the years ended December 31, 2020 and 2019 are computed based upon the weighted average number of common shares outstanding and all dilutive potential common shares outstanding and all potentially issuable PSUs at the end of the period (if any) based on the number of shares issuable if it were the end of the vesting period using the treasury stock method and the average market price of our Common Stock for the year.
The details of the earnings per share calculations for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31
	2021		2020	2019
	(Dollars in millions except per share amounts)
Basic earnings per share:
Net Income	$495		$80	$313
Less: preferred stock dividend	(97)		—	—
Net income available for distribution	398		80	313
Less: earnings allocated to participating securities	(280)		—	—
Net income available to common shareholders	$118		$80	$313
Weighted average common shares outstanding - Basic	69,706,183		75,543,461	74,602,868
EPS – Basic	$1.69		$1.06	$4.20

Diluted earnings per share:
Method used:	If-converted
Weighted average common shares outstanding - Basic	69,706,183		75,543,461	74,602,868
Dilutive effect of unvested RSUs and other contingently issuable shares	28,155		557,048	1,331,505
Dilutive effect of participating securities	247,768,962		—	—
Weighted average common shares outstanding – Diluted	317,503,300	317,503,300	76,100,509	75,934,373
EPS – Diluted	$1.56		$1.05	$4.12
The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the years ended December 31, 2021, December 31, 2020, and December 31, 2019, the weighted average number of stock options excluded from the computations was 131,623, 428,690 and 483,408 respectively. As of December 31, 2021, there were no options outstanding.
Note 25. Commitments and Contingencies
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
Obligations payable to Honeywell
Honeywell was a defendant in asbestos-related personal injury actions mainly related to its legacy Bendix friction materials (“Bendix”) business. The Bendix business manufactured automotive brake linings that contained chrysotile asbestos in an encapsulated form. Claimants consist largely of individuals who allege exposure to asbestos from brakes from either performing or being in the vicinity of individuals who performed brake replacements. Certain operations that were part of the Bendix business were transferred to Garrett.
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
The Honeywell Agreements governed the respective rights, responsibilities and obligations of Honeywell and us after the Spin-Off with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests). The Tax Matters Agreement generally provided that, following the Spin-Off date of October 1, 2018, we were responsible and would indemnify Honeywell for all taxes, including income taxes, sales taxes, value-added and payroll taxes, relating to Garrett for all periods, including periods prior to the completion date of the Spin-Off.
The Plan as confirmed by the Bankruptcy Court included a global settlement with Honeywell providing for, among other things, the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to the Honeywell Agreements. For more information see Note 17, Mandatorily Redeemable Series B Preferred Stock.
The following table summarizes our Obligation payable to Honeywell related to these agreements as of December 31, 2020. For the year ended December 31, 2020 all amounts were reclassified to Liabilities subject to compromise on the Consolidated Balance Sheets:

	2020
	Asbestos and environmental	Tax Matters	Total
	(Dollars in millions)
Beginning of year	$1,090	$261	$1,351
Legal fees expensed	41	—	41
Payments to Honeywell	(35)	—	(35)
Currency translation adjustment	100	25	125
End of year	$1,196	$286	$1,482
Current	2	40	42
Non-current	1,194	246	1,440
Total	$1,196	$286	$1,482
As these liabilities were satisfied under the Plan, our Consolidated Balance Sheet as of December 31, 2021 reflects no liabilities related to these matters.
Securities Litigation
On September 25, 2020, a putative securities class action complaint was filed against Garrett Motion Inc. and certain current and former Garrett officers and directors in the United States District Court for the Southern District of New York. The case bears the caption: Steven Husson, Individually and On Behalf of All Others Similarly Situated, v. Garrett Motion Inc., Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, and Su Ping Lu, Case No. 1:20-cv-07992-JPC (SDNY) (the “Husson Action”). The Husson Action asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for securities fraud and control person liability. On September 28, 2020, the plaintiff sought to voluntarily dismiss his claim against Garrett Motion Inc. in light of the Company’s bankruptcy; this request was granted.
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
All 3 actions are currently assigned to Judge John P. Cronan. Su Ping Lu filed a waiver of service in the Gabelli Action on November 10, 2020. On November 24, 2020, competing motions were filed seeking the appointment of lead plaintiff and lead counsel and the consolidation of the Husson, Gabelli, and Froehlich Actions.
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

The Gabelli Entities were authorized, and on July 22, 2021 filed a second amended complaint to add claims against Garrett Motion Inc. On August 11, 2021, Garrett Motion Inc., Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, Russell James, Carlos Cardoso, Maura Clark, Courtney Enghauser, Susan Main, Carsten Reinhardt, and Scott Tozier filed a motion to dismiss with respect to claims asserted against them. On the same day, Su Ping Lu, who is represented separately, filed a motion to dismiss with respect to the claims asserted against her. Lead plaintiffs’ opposition to the motions to dismiss was filed on October 26, 2021, and the defendant's reply briefs were filed on or before December 8, 2021. The motions to dismiss remain pending before the District Court.
Brazilian Tax Matters
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits (“Befiex Credits”) between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of December 31, 2021 was $28 million including penalties and interest. The Company appealed the infraction notice on October 23, 2020. In March 2021, in response to our request, the Brazilian Tax Authorities reconsidered their position for a portion of the $28 million mentioned above and allowed Garrett Motion Brazil the right to offset Federal Tax with the Befiex Credits. The letter does not qualify as a formal decision and requires formal recognition from the Judge and from the Federal Judgement Office in charge of the disputes. On August 21, 2021, we requested such formal recognition from the Judge, which request resulted in a suspension of the claims of the Brazilian Tax Authorities as set out in their initial September 2020 letter, until such a time as the Judge makes a formal determination on our request. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.
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
Warranties and Guarantees
In the normal course of business, we issue product warranties and product performance guarantees. We accrue for the estimated cost of product warranties and performance guarantees based on contract terms and historical experience at the time of sale to the customer. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. Product warranties and product performance guarantees are included in Accrued liabilities and Other Liabilities. The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees.

	Year Ended December 31,
	2021	2020	2019
	(Dollars in millions)
Beginning of year	$14	$29	$32
Accruals for warranties/guarantees issued during the year	21	18	31
Settlement of warranty/guarantee claims	(19)	(17)	(34)
Amounts reclassified from/(to) Liabilities subject to compromise	16	(16)	—
	$32	$14	$29

Note 26. Defined Benefit Pension Plans
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

	Pension Benefits
	U.S. Plans	U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
	2021	2020	2021	2020
	(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of the year	$220	$206	$259	$226
Service cost	1	1	10	9
Interest cost	4	6	1	2
Plan amendments	—	—	—	(10)
Actuarial (gains) losses(1)	(6)	17	(25)	18
Benefits paid	(11)	(10)	(3)	(3)
Settlements and curtailments(2)	—	—	—	(10)
Foreign currency translation	—	—	(15)	22
Transfers	—	—	(1)	2
Other	—	—	3	3
Benefit obligation at end of the year	208	220	229	259
Change in plan assets:
Fair value of plan assets at beginning of the year	219	204	172	150
Actual return on plan assets	14	25	16	8
Employer contributions	—	—	7	7
Benefits paid	(11)	(10)	(3)	(3)
Settlements and curtailments(2)	—	—	—	(10)
Foreign currency translation	—	—	(10)	15
Transfers	—	—	(1)	2
Other	1	—	1	3
Fair value of plan assets at end of year	223	219	182	172
Funded status of plans	$15	$(1)	$(47)	$(87)
Amounts recognized in Consolidated Balance Sheet consist of:
Other assets - non-current(3)	15	—	—	—
Accrued pension liabilities- non-current(4)	—	—	(47)	—
Liabilities subject to compromise(5)	—	(1)	—	(87)
Net amount recognized	$15	$(1)	$(47)	$(87)
________________________________

(1)The actuarial gain on the U.S. plan during 2021 was $6 million, driven by higher discount rates. For the non-US plans, the 2021 actuarial gain amounted to $25 million. The increase in discount rates led to an assumption gain of $11 million in Ireland and $5 million in Switzerland. Changes in demographic assumptions in Switzerland led to an additional gain of $11 million. Lower actual salary increases led to a further gain of $5 million in Ireland. This overall financial gain was offset by a loss of $8 million in Switzerland, attributable to an increase in projected benefits.
(2)In Switzerland the total lump sum benefit payments of $10 million were greater than the service cost and interest cost for year ended December 31, 2020, therefore settlement accounting was applied. Following the settlement accounting, part of the previously unrecognized loss, approximately $1 million was recognized as pension settlement expense.
(3)Included in Other assets in the Consolidated Balance Sheet.
(4)Included in Other liabilities in the Consolidated Balance Sheet.
(5)Included in Liabilities subject to compromise in the Consolidated Balance Sheet for the year ended December 31, 2020.
Amounts recognized in Accumulated other comprehensive (income) loss associated with our significant pension and other postretirement benefit plans at December 31, 2021 and December 31, 2020 are as follows:

	Pension Benefits
	U.S. Plans	U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
	2021	2020	2021	2020
	(Dollars in millions)
Prior service (credit)	$(1)	$(1)	$(8)	$(9)
Net actuarial (gain) loss	(1)	9	(11)	24
Net amount recognized	$(2)	$8	$(19)	$15
The components of net periodic benefit (income) cost and other amounts recognized in Other comprehensive (income) loss for our significant pension and other postretirement benefit plans include the following components:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
Net Periodic Benefit Cost	2021	2020	2019	2021	2020	2019
	(Dollars in millions)
Service cost	$1	$1	$1	$10	$9	$6
Interest cost	4	6	7	1	2	2
Expected return on plan assets	(10)	(11)	(10)	(6)	(6)	(4)
Amortization of prior service (credit) cost	—	—	—	(1)	—	—
Recognition of actuarial losses	—	—	—	—	13	13
Settlements and curtailments(1)	—	—	—	—	1	—
Net periodic (income) benefit cost	$(5)	$(4)	$(2)	$4	$19	$17
________________________________
(1)In Switzerland the total lump sum benefit payments of $10 million were greater than the service cost and interest cost for year ended December 31, 2020, therefore settlement accounting was applied. Following the settlement accounting, part of the previously unrecognized loss, approximately $1 million was recognized as pension settlement expense.

Other Changes in Plan Assets and Benefits Obligations Recognized in	U.S. Plans			Non-U.S. Plans
Other Comprehensive (Income) Loss	2021	2020	2019	2021	2020	2019
	(Dollars in millions)
Actuarial (gains) losses	$(10)	$3	$2	$(34)	$15	$27
Prior service (credit)	—	—	—		(10)	1
Prior service credit recognized during year	—	—	—	1	—	—
Actuarial losses recognized during year	—	—	—	—	(14)	(13)
Foreign currency translation	—	—	—	—	2	1
Total recognized in other comprehensive (income) loss	$(10)	$3	$2	$(33)	$(7)	$16
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$(15)	$(1)	$—	$(29)	$12	$33
Major actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for our significant benefit plans are presented in the following table as weighted averages.

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2021	2020	2019	2021	2020	2019
	(Dollars in millions)
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	2.95%	2.65%	3.30%	0.86%	0.46%	0.79%
Expected annual rate of compensation increase	3.20%	3.57%	3.74%	2.07%	1.82%	1.77%
Interest credited to accounts (1)	—	—	—%	1.50%	1.50%	1.50%
Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31:
Discount rate—benefit obligation	2.65%	3.30%	4.44%	0.46%	0.79%	1.65%
Discount rate—service cost	3.37%	4.47%	4.47%	0.23%	1.20%	1.20%
Discount rate—interest cost	2.86%	4.06%	4.06%	0.63%	1.74%	1.74%
Expected rate of return on plan assets	4.88%	5.49%	5.80%	3.60%	3.79%	3.34%
Expected annual rate of compensation increase	3.57%	3.74%	3.74%	1.80%	1.77%	1.77%
________________________________
(1)Only applicable to the defined benefit pension plan in Switzerland.
The discount rate for our significant pension plans reflects the current rate at which the associated liabilities could be settled at the measurement date of December 31, 2021. To determine the discount rates, we use a modeling process that involves matching the expected cash outflows of our benefit plans to a yield curve constructed from a portfolio of high quality, fixed-income debt instruments. We use the single weighted-average yield of this hypothetical portfolio as a discount rate benchmark.
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
For non-U.S. benefit plans, actuarial assumptions reflect economic and market factors relevant to each country.

The following amounts relate to our significant pension plans with accumulated benefit obligations exceeding the fair value of plan assets.

	December 31,
	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
	(Dollars in millions)
Projected benefit obligation	$—	$—	$229	$259
Accumulated benefit obligation	—	—	217	239
Fair value of plan assets	—	—	182	172
Our U.S. pension asset investment strategy focuses on maintaining a diversified portfolio using various asset classes in order to achieve market exposure and diversification on a risk adjusted basis. Our target allocations are as follows: 76% fixed income securities, 15% global equity securities, 5% real estate investments, 2% multi-asset credit income securities, and 2% hedge funds bonds. Global equity securities include mutual funds that invest in companies located both inside and outside the United States. The real estate fund invests in real estate investment trusts – companies that purchase office buildings, hotels and other real estate property. The multi-asset credit funds invest in diversified geographies, asset classes and credit instruments to capture global credit risk premiums. The hedge funds are pooled investments structured to reduce volatility of returns and long-term return enhancements. Our assets are reviewed on a daily basis to ensure that we are within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations.
Our non-U.S. pension assets are typically managed by decentralized fiduciary committees. Our non-U.S. investment policies are different for each country as local regulations, funding requirements, and financial and tax considerations are part of the funding and investment allocation process in each country.
The fair values of both our U.S. and non-U.S. pension plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash	$4	$4	$—	$—
Equity funds	34	—	34	—
Government bond funds	39	—	39	—
Corporate bond funds	135	—	135	—
Real estate funds	11	—	11	—
Total assets at fair value	$223	$4	$219	$—

	U.S. Plans
	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Equity funds	$79	$—	$79	$—
Short-term investments	2	—	2	—
Corporate bond funds	117	—	117	—
Real estate funds	21	—	21	—
Total assets at fair value	$219	$—	$219	$—

	Non-U.S. Plans
	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash and cash equivalents	$3	$3	$—
Equity funds	100		100
Government bond funds	34		34
Corporate bond funds	11		11
Real estate funds	22		22
Other	13		13
Total assets at fair value	$183	$3	$180	$—

	Non-U.S. Plans
	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash and cash equivalents	$5	$5	$—	$—
Equity funds	76	—	76	—
Government bond funds	35	—	35	—
Corporate bond funds	23	—	23	—
Real estate funds	20	—	20	—
Other	13	—	13	—
Total assets at fair value	$172	$5	$167	$—
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
Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2021. In 2021, contributions of $7 million were made to our non-U.S. pension plans to satisfy regulatory funding requirements. In 2022, we expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both our U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.
Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in millions)
2022	$11	$4
2023	11	4
2024	11	4
2025	11	4
2026	11	5
2027-2031	57	31

Note 27. Concentrations
Sales concentration—Net sales by region (determined based on country of shipment) and channel are as follows:

	Year Ended December 31, 2021
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$383	$176	$6	$565
Europe	1,602	155	27	1,784
Asia	1,153	50	28	1,231
Other International	28	25	—	53
	$3,166	$406	$61	$3,633

	Year Ended December 31, 2020
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$309	$148	$5	$462
Europe	1,395	122	30	1,547
Asia	928	41	26	995
Other International	11	19	—	30
	$2,643	$330	$61	$3,034

	Year Ended December 31, 2019
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$307	$171	$7	$485
Europe	1,631	136	39	1,806
Asia	843	51	29	923
Other International	15	19	—	34
	$2,796	$377	$75	$3,248
Customer concentration—Net sales to Garrett’s largest customers and the corresponding percentage of total net sales are as follows:

	Net sales Year Ended December 31,
	2021	%	2020	%	2019	%
	(Dollars in millions)
Customer A	$347	10	$301	10	$374	12
Customer B	480	13	346	11	240	7
Others	2,806	77	2,387	79	2,634	81
	$3,633	100	$3,034	100	$3,248	100

Long-lived assets concentration—Long-lived assets by region are as follows:

	Long-lived Assets (1) December 31
	2021	2020	2019
	(Dollars in millions)
United States	$19	$21	$24
Europe	291	315	285
Asia	162	151	141
Other International	14	18	21
	$486	$505	$471
_________________________
(1)Long-lived assets are comprised of property, plant and equipment–net.
Supplier concentration—The Company’s largest supplier accounted for 6%, 8% and 12% of direct materials purchases for the years ended December 31, 2021, 2020 and 2019 respectively.
Note 28. Unaudited Quarterly Financial Information
The following tables show selected unaudited quarterly results of operations for 2021 and 2020. The quarterly data have been prepared on the same basis as the audited annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our results of operations for these periods. Basic and diluted earnings per share for the quarterly periods ended June 30, 2021 and September 30, 2021 have been corrected versus information previously filed in our quarterly reports Form 10-Q to correct for the calculation using the two-class method.

	2021
	March 31	June 30	September 30	December 31	Year Ended December 31
	(Dollars in millions)
Net Sales	$997	$935	$839	$862	$3,633
Gross Profit	196	193	163	155	707
Net (Loss) Income	(105)	409	63	128	495
Net (Loss) Income available for distribution	(105)	385	27	91	398
Earnings (loss) per share - basic	(1.38)	1.63	0.09	0.29	1.69
Earnings (loss) per share - diluted	(1.38)	1.29	0.09	0.29	1.56

	2020
	March 31	June 30	September 30	December 31	Year Ended December 31
	(Dollars in millions)
Net Sales	$745	$477	$804	$1,008	$3,034
Gross Profit	138	80	147	174	539
Net Income (Loss)	52	(9)	11	26	80
Earnings (loss) per share - basic	0.69	(0.12)	0.15	0.34	1.06
Earnings (loss) per share - diluted	0.68	(0.12)	0.14	0.34	1.05

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021, due to the material weakness in internal control over financial reporting described under "Management's Annual Report on Internal Control Over Financial Reporting" below.
Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.
Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was not effective because of the material weakness in internal control over financial reporting as explained herein.
In the course of preparing our Annual Report on Form 10-K and Consolidated Financial Statements for the year ended December 31, 2021, management identified an error in the calculation of its basic and diluted earnings per share for the three and six months ended June 30, 2021 and the three and nine months ended September 30, 2021, resulting from the Company's failure to correctly account for the outstanding shares of Series A Preferred Stock as a participating security in the earnings per share calculations. Following the identification of the aforementioned error, management performed a root cause analysis and identified that the error related to a deficiency in the design and implementation of effective controls relating to involvement of subject matter experts in management’s review of complex and bespoke transactions. As such, management determined that a material weakness in internal control over financial reporting existed at that time. Management has since completed certain remediation steps as set out below.
Deloitte SA, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report and which report expresses an adverse opinion on the effectiveness of internal control over financial reporting.
Remediation Plan
Our management is committed to remediating the identified material weakness in a timely manner. In order to remediate the material weakness, management has developed a plan to implement measures designed to ensure that the control deficiencies that resulted in the material weakness are remediated, such that these controls are designed, implemented and operating effectively. Specifically, subsequent to December 31, 2021, management completed a comprehensive review of our controls and procedures associated with complex and bespoke transactions, including revisiting such transactions with input from relevant subject matter experts as determined necessary, reassessing the understanding of each transaction, evaluating the application of the underlying accounting standards to the transactions, and verifying the completeness, accuracy and reasonableness of the final accounting conclusions. Management has also since updated the design of our controls to evaluate the need to involve relevant subject matter experts as part of the review controls associated with complex and bespoke accounting transactions. While management believes the foregoing efforts will effectively remediate the material weakness, the material weakness will not be considered fully remediated until all aspects of the remediation plan have been implemented and such controls operate for a sufficient period of time to allow management to conclude, through testing, that these controls are operating effectively. The Company will monitor the effectiveness of its remediation plan and will refine its remediation plan as appropriate.
Changes in Internal Control Over Financial Reporting
Other than the identification of the material weakness discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Restatement of earnings per share
As discussed within Item 9A, Controls and Procedures, the Company concluded that an error was made in the calculation of earnings per share for the three and six months ended June 30, 2021 and the three and nine months ended September 30, 2021. The following tables present the effect of the restatement on the Company's earnings per share for the aforementioned periods.

	Three months ended June 30, 2021				Six months ended June 30, 2021
	As reported		Adjustment	As restated	As reported		Adjustment	As restated
	(Dollars in millions except per share amounts)
Basic earnings per share:
Net Income	$409		$—	$409	$304		$—	$304
Less: preferred stock dividend	(24)		—	(24)	(24)		—	(24)
Net income available for distribution	385		—	385	280		—	280
Less: earnings allocated to participating securities	—		(271)	(271)	—		(150)	(150)
Net income available to common shareholders	$385		$(271)	$114	$280		$(150)	$130
Weighted average common shares outstanding - Basic	69,667,651		—	69,667,651	72,862,102		—	72,862,102
EPS – Basic	$5.53		$(3.90)	$1.63	$3.84		$(2.05)	$1.79

Diluted earnings per share:
Method used:				If-converted				If-converted
Net income available to common shareholders	$409		$—	$409	$304		$—	$304
Weighted average common shares outstanding - Basic	69,667,651		—	69,667,651	72,862,102		—	72,862,102
Dilutive effect of unvested RSUs and other contingently issuable shares	—		—	—	—		—	—
Dilutive effect of participating securities	166,086,887		81,682,075	247,768,962	83,502,247		164,266,715	247,768,962
Weighted average common shares outstanding – Diluted	235,754,538	235,754,538	81,682,075	317,436,613	156,364,349	156,364,349	164,266,715	320,631,064
EPS – Diluted	$1.73		$(0.44)	$1.29	$1.94		$(0.99)	$0.95

	Three months ended September 30, 2021			Nine months ended September 30, 2021
	As reported	Adjustment	As restated	As reported	Adjustment	As restated
	(Dollars in millions except per share amounts)
Basic earnings per share:
Net Income	$63	$—	$63	$367	$—	$367
Less: preferred stock dividend	(36)	—	(36)	(60)	—	(60)
Net income available for distribution	27	—	27	307	—	307
Less: earnings allocated to participating securities	—	(21)	(21)	—	(203)	(203)
Net income available to common shareholders	$27	$(21)	$6	$307	$(203)	$104
Weighted average common shares outstanding - Basic	65,056,274	—	65,056,274	70,802,999	—	70,802,999
EPS – Basic	$0.42	$(0.33)	$0.09	$4.34	$(2.88)	$1.46

Diluted earnings per share:
Method used:			Two-class (1)			If-converted
Net income available to common shareholders	$63	$(57)	$6	$367	$—	$367
Weighted average common shares outstanding - Basic	65,056,274	—	65,056,274	70,802,999	—	70,802,999
Dilutive effect of unvested RSUs and other contingently issuable shares	25,069	—	25,069	8,289	—	8,289
Dilutive effect of participating securities	247,763,126	—	247,763,126	138,852,987	108,915,975	247,768,962
Weighted average common shares outstanding – Diluted	312,844,469	—	312,844,469	209,664,275	108,915,975	318,580,250
EPS – Diluted	$0.20	$(0.11)	$0.09	$1.75	$(0.60)	$1.15
(1) The dilutive effect of participating securities is presented here merely for reference. The denominator for the calculation of diluted earnings per share under the two-class method is comprised of the weighted average common shares outstanding - basic, and the dilutive effect of unvested RSUs and other contingently issuable shares.
The Company's Consolidated Interim Financial Statements for the above periods are not impacted except as disclosed above. The changes to basic and diluted earnings per share also do not affect compliance with the financial covenants contained in the Company’s outstanding debt instruments or compliance with any other agreement of the Company or its subsidiaries.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 10, the 2022 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation
Information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 11, the 2022 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 12, the 2022 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 13, the 2022 Proxy Statement is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
Information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021. For the limited purpose of providing the information necessary to comply with this Item 14, the 2022 Proxy Statement is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report:
1.The following financial statements are included in Item 8 “Financial Statements and Supplementary Data” herein.

2.The following financial statement schedule should be considered in conjunction with our consolidated financial statements. All other schedules are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto.

GARRETT MOTION INC.
Schedule II-Valuation and Qualifying Accounts

For and as of the year ending:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Foreign Exchange Translation Adjustment	Other Activity	Balance at End of Period
	(Dollars in millions)
December 31, 2021
Allowance for expected credit losses	$13	$3	$(11)	$—	$—	$5
Inventory reserves	41	5	(15)	(2)	—	29
Tax valuation allowance	34	5	(4)	(3)	—	32
December 31, 2020
Allowance for expected credit losses(1)	$4	$6	$(3)	$1	$5	$13
Inventory reserves	25	25	(11)	2	—	41
Tax valuation allowance	27	13	—	(6)	—	34
December 31, 2019
Allowance for expected credit losses	$3	$4	$(3)	$—	$—	$4
Inventory reserves	23	7	(5)	—	—	25
Tax valuation allowance	21	7	—	(1)	—	27
(1) Other activity relates to the adoption impact of ASU 2016-03, Financial Instruments - Credit Losses.

3.The exhibits to this report are listed below

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Amended Debtors’ Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated April 26, 2021	8-K	001-38636	2.1	4/27/2021
3.1	Second Amended and Restated Certificate of Incorporation of Garrett Motion Inc., dated April 30, 2021	8-K	001-38636	3.1	4/30/2021

3.2	Certificate of Designations of the Company’s Series A Preferred Stock	8-K	001-38636	3.2	4/30/2021
3.3	Certificate of Amendment of Certificate of Designations of Series A Cumulative Convertible Preferred Stock of Garrett Motion Inc., filed with the Delaware Secretary of State on July 21, 2021	8-K	001-38636	3.1	7/21/2021
3.4	Second Amended and Restated Certificate of Designations of the Company’s Series B Preferred Stock	8-K	001-38636	3.1	12/17/2021
3.5	Third Amended and Restated Bylaws of Garrett Motion Inc., as amended	10-Q	001-38636	3.5	10/28/2021
4.1	Description of Capital Stock					*
10.10†	Offer Letter for Olivier Rabiller, dated May 2, 2018	10-12B	001-38636	10.1	8/23/2018
10.11†	Offer Letter for Daniel Deiro, dated June 1, 2018	10-12B	001-38636	10.3	8/23/2018
10.12†	Offer Letter for Thierry Mabru, dated June 1, 2018	10-12B	001-38636	10.4	8/23/2018
10.13†	Offer Letter for Craig Balis, dated June 1, 2018	10-12B	001-38636	10.5	8/23/2018
10.14†	Letter Agreement, dated May 31, 2018, between Honeywell Transportation Systems and Peter Bracke	10-Q	001-38636	10.2	11/8/2019
10.15†	Addendum to Employment Contract, dated as of September 3, 2019, between Garrett Motion Sàrl and Peter Bracke	10-Q	001-38636	10.3	11/8/2019
10.16†	Addendum to Employment Agreement, dated June 8, 2020, between Garrett Motion Sàrl and Peter Bracke	10-Q	001-38636	10.2	7/30/2020
10.17†	Employment Contract, dated May 29, 2020, between Garrett Motion Sàrl, Garrett Motion Inc. and Sean Deason	10-Q	001-38636	10.1	7/30/2020
10.18†	Offer Letter for Jérôme Maironi, dated June 1, 2018	10-Q	001-38636	10.1	5/11/2020
10.19†	Non-Employee Director Compensation Program	10-K	001-38636	10.20	2/27/2020
10.20†	Severance Pay Plan for Designated Executive Employees of Garrett Motion Inc.	10-K	001-38636	10.21	2/27/2020
10.21†	Form of Continuity Award Agreement	8-K	001-38636	10.1	6/19/2020
10.22†	Employment Contract, dated July 30, 2021, with Joanne Lau	8-K	001-38636	10.1	10/6/2021
10.23	Credit Agreement, dated April 30, 2021, among Garrett Motion Inc., Garrett LX I S.à r.l., Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-38636	10.1	4/30/2021
10.24	Series A Investor Rights Agreement, dated as of April 30, 2021, among Garrett Motion Inc. and the investors named therein	8-K	001-38636	10.2	4/30/2021
10.25	Registration Rights Agreement, dated as of April 30, 2021, among Garrett Motion Inc. and the holders party thereto	8-K	001-38636	10.3	4/30/2021
10.26†	Garrett Motion Inc. 2021 Long-Term Incentive Plan	8-K	001-38636	10.1	5/28/2021
10.27†	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement	8-K	001-38636	10.2	5/28/2021
10.28†	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement 2021 Performance-Based (Stock Price)	8-K	001-38636	10.3	5/28/2021
10.29†	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement 2021 Performance-Based (EBITDA)	8-K	001-38636	10.4	5/28/2021

10.30†	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Non-Employee Director Restricted Stock Unit Award Agreement	8-K	001-38636	10.5	5/28/2021
10.31*
Amendment No. 1, dated January 11, 2022, to the Credit Agreement, dated April 30, 2021, among Garrett Motion Inc., Garrett LX I S.à r.l., Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent
*
10.32†	Settlement Agreement between Garrett Motion Sàrl and Peter Bracke, dated as of June 1, 2021.	8-K	001-38636	10.2	6/4/2021
21.1*	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
99.1	Order of the Bankruptcy Court, dated April 26, 2021, confirming the Amended Debtors’ Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code	8-K	001-38636	2.1	4/27/2021
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
teph
*    Filed herewith
**    Furnished herewith
†    Management contract or compensation plan or arrangement
Item 16. Form 10- K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Garrett Motion Inc.
Date: February 14, 2022	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Olivier Rabiller	President, Chief Executive Officer and Director	February 14, 2022
Olivier Rabiller	(Principal Executive Officer)

/s/ Sean Deason	Senior Vice President and Chief Financial Officer	February 14, 2022
Sean Deason	(Principal Financial Officer)

/s/ Joanne Lau	Vice President and Corporate Controller (Principal Accounting Officer)	February 14, 2022
Joanne Lau

/s/ Daniel Ninivaggi	Chairman of the Board and Director	February 14, 2022
Daniel Ninivaggi

/s/ D'aun Norman	Director	February 14, 2022
D'aun Norman

/s/ John Petry	Director	February 14, 2022
John Petry

/s/ Tina Pierce	Director	February 14, 2022
Tina Pierce

/s/ Robert Shanks	Director	February 14, 2022
Robert Shanks

/s/ Steven Silver	Director	February 14, 2022
Steven Silver

/s/ Julia Steyn	Director	February 14, 2022
Julia Steyn

/s/ Steven Tesoriere	Director	February 14, 2022
Steven Tesoriere