Form 10-Q
period 2022-03-31
Garrett Motion Inc.
filed 2022-04-28
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of April 21, 2022, the registrant had 64,506,104 shares of Common Stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions, except per share amounts)
Net sales (Note 3)	$901	$997
Cost of goods sold	726	801
Gross profit	175	196
Selling, general and administrative expenses	53	55
Other expense, net	1	1
Interest expense	23	21
Non-operating (income) expense	(28)	26
Reorganization items, net (Note 1)	1	174
Income (loss) before taxes	125	(81)
Tax expense (Note 5)	37	24
Net income (loss)	88	(105)
Less: preferred stock dividend (Note 17)	(38)	—
Net income (loss) available for distribution	$50	$(105)

Earnings (loss) per common share
Basic	$0.15	$(1.38)
Diluted	$0.15	$(1.38)

Weighted average common shares outstanding
Basic	64,538,527	75,904,898
Diluted	64,732,090	75,904,898
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Net income (loss)	$88	$(105)
Foreign exchange translation adjustment	2	110
Changes in fair value of effective cash flow hedges, net of tax (Note 15)	8	1
Changes in fair value of net investment hedges, net of tax (Note 15)	13	—
Total other comprehensive income, net of tax	23	111
Comprehensive income	$111	$6
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

	March 31, 2022	December 31, 2021
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$315	$423
Restricted cash	5	41
Accounts, notes and other receivables – net (Note 6)	786	747
Inventories – net (Note 8)	301	244
Other current assets	73	56
Total current assets	1,480	1,511
Investments and long-term receivables	33	28
Property, plant and equipment – net	469	485
Goodwill	193	193
Deferred income taxes	278	289
Other assets (Note 9)	235	200
Total assets	$2,688	$2,706
LIABILITIES
Current liabilities:
Accounts payable	$1,071	$1,006
Current maturities of long-term debt (Note 13)	7	7
Mandatorily redeemable Series B Preferred Stock (Note 14)	—	200
Accrued liabilities (Note 10)	302	295
Total current liabilities	1,380	1,508
Long-term debt (Note 13)	1,166	1,181
Mandatorily redeemable Series B Preferred Stock – long-term (Note 14)	204	195
Deferred income taxes	24	21
Other liabilities (Note 11)	271	269
Total liabilities	$3,045	$3,174
COMMITMENTS AND CONTINGENCIES (Note 19)
EQUITY (DEFICIT)
Series A Preferred Stock, par value $0.001; 245,715,735 and 245,921,617 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	$—	$—
Common Stock, par value $0.001; 1,000,000,000 and 1,000,000,000 shares authorized, 64,506,104 and 64,570,950 issued and 64,506,104 and 64,570,950 outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid–in capital	1,327	1,326
Retained deficit	(1,703)	(1,790)
Accumulated other comprehensive income (loss) (Note 16)	19	(4)
Total deficit	(357)	(468)
Total liabilities and deficit	$2,688	$2,706
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Cash flows from operating activities:
Net income (loss)	$88	$(105)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Reorganization items, net	—	19
Deferred income taxes	13	4
Depreciation	22	23
Amortization of deferred issuance costs	2	2
Interest payments, net of debt discount accretion	(6)	—
Foreign exchange (gain) loss	(4)	33
Stock compensation expense	2	2
Other	12	(6)
Changes in assets and liabilities:
Accounts, notes and other receivables	(61)	(2)
Inventories	(62)	(34)
Other assets	(42)	14
Accounts payable	116	74
Accrued liabilities	—	17
Other liabilities	(7)	(9)
Net cash provided by operating activities	$73	$32
Cash flows from investing activities:
Expenditures for property, plant and equipment	(29)	(18)
Other	—	1
Net cash used for investing activities	$(29)	$(17)
Cash flows from financing activities:
Payments of long-term debt	(2)	—
Payments of debtor-in-possession financing	—	(100)
Redemption of Series B Preferred stock	(186)	—
Payments for share repurchases	(2)	—
Debt financing costs	(6)	(1)
Net cash used for financing activities	$(196)	$(101)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	8	(30)
Net decrease in cash, cash equivalents and restricted cash	(144)	(116)
Cash, cash equivalents and restricted cash at beginning of the period	464	693
Cash, cash equivalents and restricted cash at end of the period	$320	$577
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	14	15
Interest paid	21	16
Reorganization items paid	2	145
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Deficit
	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2020	—	—	76	—	$28	$(2,207)	$(129)	$(2,308)
Net loss	—	—	—	—	—	(105)	—	(105)
Other comprehensive income, net of tax	—	—	—	—	—	—	111	111
Stock-based compensation	—	—	—	—	2	—	—	2
Balance at March 31, 2021	—	—	76	—	$30	$(2,312)	$(18)	$(2,300)

Balance at December 31, 2021	246	—	64	—	$1,326	$(1,790)	$(4)	$(468)
Net income	—	—	—	—	—	88	—	88
Share repurchases	—	—	—	—	(1)	(1)	—	(2)
Other comprehensive income, net of tax	—	—	—	—	—	—	23	23
Stock-based compensation	—	—	—	—	2	—	—	2
Balance at March 31, 2022	246	—	64	—	$1,327	$(1,703)	$19	$(357)
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions, except per share amounts)
Note 1. Background and Basis of Presentation
Background
Garrett Motion Inc., (the “Company” or “Garrett”) designs, manufactures and sells highly engineered turbocharger and electric-boosting technologies for light and commercial vehicle original equipment manufacturers (“OEMs”) and the global vehicle independent aftermarket, as well as automotive software solutions. These OEMs in turn ship to consumers globally. We are a global technology leader with significant expertise in delivering products across gasoline, diesel, natural gas and electric (hybrid and fuel cell) power trains. These products are key enablers for fuel economy and emission standards compliance.
Basis of Presentation
The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited Consolidated Interim Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 14, 2022 (our “2021 Form 10-K”). The results of operations and cash flows for the three months ended March 31, 2022 should not necessarily be taken as indicative of the entire year. All amounts presented are in millions, except per share amounts.
We report our quarterly financial information using a calendar convention: the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday to minimize the potentially disruptive effects of quarterly closing on our business processes. The effects of this practice are generally not significant to reported results for any quarter and only exist within a reporting year. For differences in actual closing dates that are material to year-over-year comparisons of quarterly or year-to-date results, such differences have been adjusted for the three months ended March 31, 2022. Our actual closing dates for the three months ended March 31, 2022 and 2021 were April 2, 2022 and April 3, 2021, respectively.
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
Voluntary Filing Under Chapter 11
On September 20, 2020 (the “Petition Date”), the Company and certain of its subsidiaries (collectively, the “Debtors”) each filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The Debtors’ chapter 11 cases (the “Chapter 11 Cases”) were jointly administered under the caption “In re: Garrett Motion Inc., 20-12212.” On April 20, 2021, the Debtors filed the Revised Amended Plan of Reorganization (the “Plan”). On April 26, 2021, the Bankruptcy Court entered an order among other things, confirming the Plan. On April 30, 2021 (the “Effective Date”), the conditions to the effectiveness of the Plan were satisfied or waived and the Company emerged from bankruptcy (“Emergence”).

Emergence from Chapter 11
Upon Emergence or shortly thereafter, amounts recorded as liabilities subject to compromise were either settled, or such amounts have been reinstated to current or non-current liabilities in the Consolidated Interim Balance Sheet, based upon management’s judgment as to the timing for settlement of such claims.
Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of the following for the three months ended March 31, 2022 and March 31, 2021, respectively:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Advisor fees	$1	$84
Bid termination and expense reimbursement	—	79
Debtor in Possession ("DIP") financing fees	—	1
Other	—	10
Total reorganization items, net	$1	$174

Note 2. Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in Note 3 to the Consolidated Financial Statements for the year ended December 31, 2021 included in our 2021 Form 10-K.
Recently Adopted Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board (“FASB”) issued accounting standards update ("ASU") 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update increase the transparency surrounding government assistance by requiring disclosure of 1) the types of assistance received, 2) an entity’s accounting for the assistance, and 3) the effect of the assistance on the entity’s financial statements. The update is effective for annual periods beginning after December 15, 2021. The Company adopted the new guidance as of January 1, 2022. The adoption did not have a material impact on our Consolidated Interim Financial Statements; however, the Company expects to increase its disclosures with respect to government assistance beginning with our Annual Report on Form 10-K for the year ended December 31, 2022.
Recently Issued Accounting Pronouncements
We consider the applicability and impact of all recent ASU’s issued by the FASB. For the three months ended March 31, 2022, there were no recently issued, but not yet adopted accounting pronouncements that are expected to have a material impact on the Company’s Consolidated Interim Financial Statements and related disclosures.

Note 3. Revenue Recognition and Contracts with Customers
Disaggregated Revenue
Net sales by region (determined based on country of shipment) and channel are as follows:

	Three Months Ended March 31, 2022
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$102	$51	$—	$153
Europe	406	38	7	451
Asia	266	10	6	282
Other International	9	6	—	15
	$783	$105	$13	$901

	Three Months Ended March 31, 2021
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$100	$36	$2	$138
Europe	481	39	8	528
Asia	302	10	7	319
Other International	6	6	—	12
	$889	$91	$17	$997
Contract Balances
The following table summarizes our contract assets and liabilities balances:

	2022	2021
	(Dollars in millions)
Contract assets—January 1	$63	$61
Contract assets—March 31	60	65
Change in contract assets—(Decrease)/Increase	$(3)	$4
Contract liabilities—January 1	$(5)	$(2)
Contract liabilities—March 31	(9)	(1)
Change in contract liabilities—(Increase)/Decrease	$(4)	$1

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

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Research and development costs	$36	$33
Engineering-related expenses	6	6
	$42	$39

Note 5. Income Taxes

	Three Months Ended March 31,
	March 31, 2022	2021
	(Dollars in millions)
Tax expense	$37	$24
Effective tax rate	29.6%	(29.6)%

The effective tax rates for the three months ended March 31, 2022 and 2021 were 29.6% and (29.6)%, respectively.
The effective tax rate for the three months ended March 31, 2022 was higher than the U.S. federal statutory rate of 21% primarily because of withholding taxes and tax reserves, partially offset by lower taxes on non-U.S. earnings. The negative effective tax rate for three months ended March 31, 2021 reflects a tax expense in a period of an overall pre-tax loss. The change in the effective tax rate for the three months ended March 31, 2022 compared to the prior period is primarily related to the decrease of nondeductible bankruptcy costs, partially offset by true ups to prior year tax reserves.
The effective tax rate can vary from quarter to quarter due to changes in the Company’s global mix of earnings, the resolution of income tax audits, changes in tax laws (including updated guidance on U.S. tax reform), deductions related to employee share-based payments, internal restructurings and pension mark-to-market adjustments.

Note 6. Accounts, Notes and Other Receivables—Net

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Trade receivables	$606	$553
Notes receivable	110	$121
Other receivables	76	$78
	792	752
Less—Allowance for expected credit losses	(6)	(5)
	$786	$747
Trade receivables include $60 million and $63 million of unbilled customer contract asset balances as of March 31, 2022 and December 31, 2021, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. See Note 3, Revenue Recognition and Contracts with Customers.
Notes receivable is related to guaranteed bank notes without recourse that the Company receives in settlement of accounts receivables, primarily in the Asia Pacific region. See Note 7, Factoring and Notes Receivable for further information.

Note 7. Factoring and Notes Receivable
The Company entered into arrangements with financial institutions to sell eligible trade receivables. During the three months ended March 31, 2022 and 2021, the Company sold $143 million and $180 million of eligible receivables, respectively, without recourse, and accounted for these arrangements as true sales. Expense of less than $1 million was recognized within Other expense, net for both the three months ended March 31, 2022 and 2021. As of March 31, 2022 and 2021, the amount of accounts receivable sold but not yet collected by the bank from the customer was $23 million and $64 million, respectively.
The Company also receives guaranteed bank notes without recourse, in settlement of accounts receivables, primarily in the Asia Pacific region. The Company can hold the bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third-party financial institutions in exchange for cash. During the three months ended March 31, 2022, the Company sold $28 million of bank notes without recourse and accounted for these as true sales. No bank notes were sold during the three months ended March 31, 2021. Expense of less than $1 million was recognized within Other expense, net for the three months ended March 31, 2022. As of March 31, 2022, the amount of bank notes receivable sold but not yet collected by the bank from the customer was $15 million. As of March 31, 2021, there were no bank notes receivable sold which had not yet been collected by the bank from the customer.
As of March 31, 2022 and December 31, 2021, the Company has pledged as collateral $31 million and $5 million of guaranteed bank notes, respectively, which have not been sold in order to be able to issue bank notes as payment to certain suppliers. Such pledged amounts are included as Notes receivable in our Consolidated Interim Balance Sheet.
Note 8. Inventories—Net

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Raw materials	$192	$162
Work in process	20	19
Finished products	112	92
	324	273
Less—Reserves	(23)	(29)
	$301	$244
Note 9. Other Assets

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Advanced discounts to customers, non-current	$57	$61
Operating right-of-use assets (Note 12)	50	51
Income tax receivable	27	27
Pension and other employee related	15	15
Designated cross-currency swaps	44	30
Designated and undesignated derivatives	31	7
Other	11	9
	$235	$200
Note 10. Accrued Liabilities

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Customer pricing reserve	$72	$72
Compensation, benefit and other employee related	63	76
Repositioning	8	10
Product warranties and performance guarantees - short-term (Note 19)	21	21
Income and other taxes	29	25
Advanced discounts from suppliers, current	12	14
Customer advances and deferred income (1)	34	23
Accrued interest	8	8
Short-term lease liability (Note 12)	10	9
Other (primarily operating expenses) (2)	45	37
	$302	$295
(1)Customer advances and deferred income include $9 million and $5 million of contract liabilities as of March 31, 2022 and December 31, 2021, respectively. See Note 3, Revenue Recognition and Contracts with Customers.

(2)Includes $4 million and $3 million of environmental liabilities as of March 31, 2022 and December 31, 2021, respectively.
The Company accrued repositioning costs related to projects to optimize its product costs and right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold in our Consolidated Interim Statements of Operations.

	Severance Costs	Exit Costs	Total
	(Dollars in millions)
Balance at December 31, 2021	$10	$—	$10
Charges	1	—	1
Usage—cash	(3)	—	(3)
Balance at March 31, 2022	$8	$—	$8

	Severance Costs	Exit Costs	Total
	(Dollars in millions)
Balance at December 31, 2020	$7	$—	$7
Charges	8	—	8
Usage—cash	(2)	—	(2)
Balance at March 31, 2021	$13	$—	$13

Note 11. Other Liabilities

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Income taxes	$114	$106
Pension and other employee related	58	61
Long-term lease liability (Note 12)	42	42
Advanced discounts from suppliers	13	16
Product warranties and performance guarantees – long-term (Note 19)	11	11
Environmental remediation – long term	15	15
Other	18	18
	$271	$269

Note 12. Leases
We have operating leases that primarily consist of real estate, machinery and equipment. Our leases have remaining lease terms of up to 16 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.

The components of lease expense are as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Operating lease cost	$4	$4
Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3	$3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1	1
Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2022	December 31, 2021
	(Dollars in millions)
Other assets	$50	$51
Accrued liabilities	10	9
Other liabilities	42	42

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	8.98	8.88
Weighted-average discount rate	5.57%	5.65%
Maturities of operating lease liabilities as of March 31, 2022 were as follows:

(Dollars in millions)
2022	$9
2023	10
2024	8
2025	7
2026	6
Thereafter	26
Total lease payments	66
Less imputed interest	(14)
$52

Note 13. Long-term Debt and Credit Agreements
The principal outstanding and carrying amounts of our long-term debt as of March 31, 2022 are as follows:

	Due	Interest Rate	March 31, 2022
Dollar Facility	4/30/2028	3.75%	$711
Euro Facility	4/30/2028	3.50%	497
Total principal outstanding			1,208
Less: unamortized deferred financing costs			(35)
Less: current portion of long-term debt			(7)
Total long-term debt			$1,166
Credit Facilities
On the Effective Date, in accordance with the Plan, the Company entered into a credit agreement (as amended from time to time, the "Credit Agreement") providing for senior secured financing, consisting of a seven-year secured first-lien U.S. Dollar term loan facility initially in the amount of $715 million (the “Dollar Term Facility”), a seven-year secured first-lien Euro term loan facility initially in the amount of €450 million (the “Euro Term Facility,” and together with the Dollar Facility, the “Term Loan Facilities”); and a five-year senior secured first-lien revolving credit facility initially in the amount of $300 million providing for multi-currency revolving loans, (the “Revolving Facility,” and together with the Term Loan Facilities, the “Credit Facilities”). On January 11, 2022 and March 22, 2022, the Company amended the Credit Agreement, increasing the maximum amount of borrowings available under the Revolving Facility from $300 million to approximately $475 million. The maturity date of the Revolving Facility remains unchanged at April 30, 2026, with certain extension rights at the discretion of each lender.
Under the first amendment, LIBOR was replaced as an available rate at which borrowings under the Revolving Facility could accrue with, for loans borrowed in U.S. Dollars, the daily overnight secured financing rate (“SOFR”) published by the Federal Reserve Bank of New York and for loans borrowed in Australian Dollars, the average bid reference rate administered by ASX Benchmarks Pty Limited. The Term Loan Facilities under the Credit Agreement continue to be able to accrue interest under the London Inter-bank Offered Rate (“LIBOR”), but will switch to an alternative benchmark rate upon the cessation of LIBOR after June 30, 2023. The Euro Facilities under the Credit Agreement continue to accrue interest under the Euro Interbank Offered Rate (“EURIBOR”).
The second amendment also removed the requirement that payments made in cash for the benefit of holders of the Series A Preferred Stock on or before December 31, 2022 be made on a ratable basis to the holders of the Common Stock, and made additional clarifying amendments to certain provisions.
The amendments to our Credit Agreement as described above were accounted under ASC 470-50, Debt Modifications and Extinguishments as a debt modification that did not result in an extinguishment or have a material impact on our Consolidated Interim Financial Statements.
Under the Revolving Facility, the Company may use up to $125 million for the issuance of letters of credit to the Swiss Borrower or any of its subsidiaries. Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this kind, which issuances reduce availability under the Revolving Facility. As of March 31, 2022 the Company had no loans outstanding under the Revolving Facility, $2 million of outstanding letters of credit, and available borrowing capacity of approximately $473 million.
Separate from the Revolving Facility, the Company has a $35 million bilateral letter of credit facility, which also matures on April 30, 2026. As of March 31, 2022, the Company had $10 million utilized and $25 million of remaining available capacity under such facility.
Interest Rate and Fees
The Dollar Term Facility is subject to an interest rate, at our option, of either (a) an alternate base rate (“ABR”) (which shall not be less than 1.50%) or (b) an adjusted LIBOR rate (“LIBOR”) (which shall not be less than 0.50%), in each case, plus an applicable margin equal to 3.25% in the case of LIBOR loans and 2.25% in the case of ABR loans. The Euro Term Facility is subject to an interest rate equal to an adjusted EURIBOR rate (“EURIBOR”) (which shall not be less than zero) plus an applicable margin equal to 3.50%. Interest payments with respect to the Dollar and Euro Term Facilities are required either on a quarterly basis (for ABR loans) or at the end of each interest period (for LIBOR and EURIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months.
The Revolving Facility is subject to an interest rate comprised of an applicable benchmark rate as provided under the Credit Agreement (which shall not be less than 1.00% if such benchmark is the ABR rate and not less than 0.00% in the case of other applicable benchmark rates) that is selected based on the currency in which borrowings are outstanding thereunder, in each case, plus an applicable margin, that may vary based on our leverage ratio.
In addition to paying interest on outstanding borrowings under the Revolving Facility, we are also required to pay a quarterly commitment fee based on the average daily unused portion of the Revolving Facility during such quarter, which is determined by our leverage ratio and ranges from 0.25% to 0.50% per annum.
Prepayments
The Credit Agreement also contains certain mandatory prepayment provisions in the event that we incur certain types of indebtedness, receive net cash proceeds from certain non-ordinary course asset sales or other dispositions of property or, starting with the fiscal year ending on December 31, 2022, have excess cash flow (calculated on an annual basis with the required prepayment equal to 50%, 25% or 0% of such excess cash flow, subject to compliance with certain leverage ratios), in each case subject to terms and conditions customary for financings of this kind.
Certain Covenants
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The Revolving Facility also contains a financial covenant requiring the maintenance of a consolidated total leverage ratio of not greater than 4.7 times as of the end of each fiscal quarter if, on the last day of any such fiscal quarter, the aggregate amount of loans and letters of credit (excluding backstopped or cash collateralized letters of credit and other letters of credit with an aggregate face amount not exceeding $30 million) outstanding under the Revolving Facility exceeds 35% of the aggregate commitments in effect thereunder on such date.
As of March 31, 2022, the Company was in compliance with all covenants.
The Credit Agreement also contained certain restrictions on the Company’s ability to pay cash dividends on or to redeem or otherwise acquire for cash the Series A Preferred Stock unless a ratable payment (on an as-converted basis) was made to holders of our common equity and such payments would otherwise be permitted under the terms of the Credit Agreement. These restrictions were removed as part of the credit amendments noted above.
The Company's ability to pay cash dividends on shares of Common Stock is also subject to conditions set forth in the Certificate of Designations for the Series A Cumulative Convertible Preferred Stock (the "Series A Certificate of Designations") as described in Note 21, Equity, of the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2021 included in our 2021 Form 10-K. On March 3, 2022, the terms of the Series A Certificate of Designations were further amended to (i) expand the scope of permitted Distributions on Dividend Junior Stock (each as defined in the Series A Certificate of Designations) to include purchases by the Company of shares of Dividend Junior Stock in individually negotiated transactions, (ii) remove the requirement that dividends or Distributions on Dividend Junior Stock must occur on or prior to December 31, 2022, and (iii) expressly permit the purchase, redemption or other acquisition for cash by the Company of shares of Dividend Junior Stock without requiring ratable participation by holders of Series A Preferred Stock.

Note 14. Mandatorily Redeemable Series B Preferred Stock
On February 18, 2022, Garrett completed a second planned partial early redemption of its Series B Preferred Stock. Under this partial early redemption, the Company redeemed 217,183,244 shares of its Series B Preferred Stock for an aggregate price of $197 million.
As of March 31, 2022, the remaining scheduled redemptions were $18 million, $100 million, $100 million and $54 million for April 30, 2024, 2025, 2026 and 2027, respectively, totaling $272 million. The net present value of the remaining scheduled redemptions as of March 31, 2022 is $204 million which reflects an effective interest rate of 7.71% and is classified as a long-term liability on the Consolidated Interim Balance Sheet.

Note 15. Financial Instruments and Fair Value Measures
Our credit, market and foreign currency risk management policies are described in Note 19, Financial Instruments and Fair Value Measures, to the Consolidated Financial Statements for the year ended December 31, 2021 included in our 2021 Form 10-K. As of March 31, 2022 and December 31, 2021, we had contracts with aggregate gross notional amounts of $2,553 million and $2,788 million, respectively, to hedge interest rates and foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar and Korean Won.
Fair Value of Financial Instruments
The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

			Fair Value
	Notional Amounts		Assets			Liabilities
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021		March 31, 2022	December 31, 2021
Designated instruments:
Designated forward currency exchange contracts	$569	$382	$20	$9	(a)	$3	$1	(c)
Designated cross-currency swap	715	715	44	30	(b)	—	—
Total designated instruments	1,284	1,097	64	39		3	1
Undesignated instruments:
Undesignated interest rate swap	917	940	31	7	(a)	—	—
Undesignated forward currency exchange contracts	352	751	3	2	(a)	3	4	(c)
Total undesignated instruments	1,269	1,691	34	9		3	4
Total designated and undesignated instruments	$2,553	$2,788	$98	$48		$6	$5
(a) Recorded within Other current assets
(b) Recorded within Other assets
(c) Recorded within Accrued liabilities
As of March 31, 2022, the Company had outstanding interest rate swaps with an aggregate notional amount of €830 million, with maturities of April 2023, April 2024, April 2025, April 2026 and April 2027. The Company uses interest rate swaps specifically to mitigate variable interest risk exposure on its long-term debt portfolio and has not designated them as hedging instruments for accounting purposes.
The cross-currency swaps have been designated as net investment hedges of its Euro-denominated operations. As of March 31, 2022, an aggregate notional amount of €606 million was designated as net investment hedges of the Company’s investment in Euro-denominated operations. The cross-currency swaps’ fair values were net assets of $44 million at March 31, 2022. Our Consolidated Interim Statements of Comprehensive Income include Changes in fair value of net investment hedges, net of tax of $13 million, during the three months ended March 31, 2022, related to these net investment hedges. No ineffectiveness has been recorded on the net investment hedges.
The Company's forward currency exchange contracts under our cash flow hedging program are assessed as highly effective and are designated as cash flow hedges. Gains and losses on derivatives qualifying as cash flow hedges are recorded in Accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings.
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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities	$1,173	$1,198	$1,188	$1,227
The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered Level 2.

Note 16. Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated Other Comprehensive Income (Loss) by component are set forth below:

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Net Investment Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance at December 31, 2020	$(81)	$(3)	$—	$(45)	$(129)
Other comprehensive income before reclassifications	110	—	—	—	110
Amounts reclassified from accumulated other comprehensive income	—	1	—	—	1
Net current period other comprehensive income	110	1	—	—	111
Balance at March 31, 2021	$29	$(2)	$—	$(45)	$(18)

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Net Investment Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance at December 31, 2021	$(43)	$7	$41	$(9)	$(4)
Other comprehensive income before reclassifications	2	13	13	—	28
Amounts reclassified from accumulated other comprehensive income	—	(5)	—	—	(5)
Net current period other comprehensive income	2	8	13	—	23
Balance at March 31, 2022	$(41)	$15	$54	$(9)	$19

Note 17. Earnings Per Share
Earnings per share ("EPS") is calculated using the two-class method pursuant to the issuance of our Series A Preferred Stock on the Effective Date. Our Series A Preferred Stock is considered a participating security because holders of the Series A Preferred Stock will also be entitled to such dividends paid to holders of Common Stock to the same extent on an as-converted basis. The two-class method requires an allocation of earnings to all securities that participate in dividends with common shares, such as our Series A Preferred Stock, to the extent that each security may share in the entity’s earnings. Basic earnings per share are then calculated by dividing undistributed earnings allocated to common stock by the weighted average number of common shares outstanding for the period. The Series A Preferred Stock is not included in the computation of basic earnings per share in periods in which we have a net loss, as the Series A Preferred Stock is not contractually obligated to share in our net losses.
Diluted earnings per share for the three months ended March 31, 2022 is calculated using the more dilutive of the two-class or if-converted methods. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities. Diluted earnings per share for the three months ended March 31, 2021 is computed based upon the weighted average number of common shares outstanding and all dilutive potential common shares outstanding and all potentially issuable performance stock units at the end of the period (if any) based on the number of shares issuable if it were the end of the vesting period using the treasury stock method and the average market price of our Common Stock for the year.
The details of the EPS calculations for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions except per share)
Basic earnings per share:
Net income (loss)	$88	$(105)
Less: preferred stock dividend	(38)	—
Net income available for distribution	50	(105)
Less: earnings allocated to participating securities	(40)	—
Net income (loss) available to common shareholders	$10	$(105)
Weighted average common shares outstanding- Basic	64,538,527	75,904,898
EPS – Basic	$0.15	$(1.38)

Diluted earnings per share:
Method used:	Two-class
Weighted average common shares outstanding - Basic	64,538,527	75,904,898
Dilutive effect of unvested RSUs and other contingently issuable shares	193,563	—
Weighted average common shares outstanding – Diluted	64,732,090	75,904,898
EPS – Diluted	$0.15	$(1.38)
The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. There were no options outstanding as of or during the three months ended March 31, 2022. For the three months ended March 31, 2021, the weighted average number of stock options excluded from the computation was 399,489.

Note 18. Related Party Transactions
We lease certain facilities and receive property maintenance services from Honeywell, which is the owner of our Series B Preferred Stock and appoints a director to our board of directors (the “Board”). We also contract with Honeywell for the occasional purchase of certain goods and services. Lease and service agreements were made at commercial terms prevalent in the market at the time they were executed. Our payments under the agreements with Honeywell were $2 million for the three months ended March 31, 2022, and were included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Interim Statements of Operations. For the three months ended March 31, 2021, Honeywell was not considered a related party. Related to the agreements with Honeywell, our Consolidated Interim Balance Sheet at March 31, 2022 and our Consolidated Balance Sheet at December 31, 2021, includes liabilities of $11 million and $15 million, respectively. Liability balances are primarily related to lease contracts of $8 million and $12 million as of March 31, 2022 and December 31, 2021, respectively.
Note 19. Commitments and Contingencies
Chapter 11 Cases
On the Effective Date, the conditions to effectiveness of the Plan were satisfied or waived and the Company emerged from bankruptcy. Since the Effective Date, the reorganized Debtors have been administering and reconciling outstanding proofs of claim and proofs of interest filed against the Debtors. All of the Chapter 11 Cases other than the main lead Chapter 11 Case of the Company have been closed. The main Chapter 11 Case of the Company will remain open until all proofs of claim and proofs of interest are fully administered. Refer to Note 1, Background and Basis of Presentation, for additional information.
Securities Litigation
On September 25, 2020, a putative securities class action complaint was filed against Garrett Motion Inc. and certain current and former Garrett officers and directors in the United States District Court for the Southern District of New York. The case bears the caption: Steven Husson, Individually and On Behalf of All Others Similarly Situated, v. Garrett Motion Inc., Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, and Su Ping Lu, Case No. 1:20-cv-07992-JPC (SDNY) (the “Husson Action”). The Husson Action asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), for securities fraud and control person liability. On September 28, 2020, the plaintiff sought to voluntarily dismiss his claim against Garrett Motion Inc. in light of the Company’s bankruptcy; this request was granted.
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
The actions were assigned to Judge John P. Cronan. On November 24, 2020, competing motions were filed seeking the appointment of lead plaintiff and lead counsel and the consolidation of the Husson, Gabelli, and Froehlich Actions.
On December 8, 2020, counsel for the plaintiffs in the Gabelli Action — the Entwistle & Cappucci law firm — filed an unopposed stipulation and proposed order that would (1) appoint the plaintiffs in the Gabelli Action — the “Gabelli Entities” — the lead plaintiffs; (2) would appoint Entwistle & Cappucci as lead counsel for the plaintiff class; and (3) consolidate the Gabelli Action, the Husson Action, and the Froehlich Action (the “Consolidated D&O Action”). On January 21, 2021, the Court granted the motion to consolidate the actions and granted the Gabelli Entities’ motions for appointment as lead plaintiff and for selection of lead counsel. On February 25, 2021, plaintiffs filed a Consolidated Amended Complaint.
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
The Gabelli Entities were authorized, and on July 22, 2021 filed a second amended complaint to add claims against Garrett Motion Inc. On August 11, 2021, Garrett Motion Inc., Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, Russell James, Carlos Cardoso, Maura Clark, Courtney Enghauser, Susan Main, Carsten Reinhardt, and Scott Tozier filed a motion to dismiss with respect to claims asserted against them. On the same day, Su Ping Lu, who is represented separately, filed a motion to dismiss with respect to the claims asserted against her. Lead plaintiffs’ opposition to the motions to dismiss was filed on October 26, 2021, and the defendant's reply briefs were filed on or before December 8, 2021. On March 31, 2022, the judge dismissed the complaints entirely - Su Ping Lu's motion to dismiss was granted with prejudice while the court granted the plaintiffs 30 days to file a third amended complaint against the Company and the other defendants.
Brazilian Tax Matter
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits (“Befiex Credits”) between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of March 31, 2022 was $34 million, including penalties and interest. The Company appealed the infraction notice on October 23, 2020. In March 2021, in response to our request, the Brazilian Tax Authorities reconsidered their position for a portion of the $34 million mentioned above and allowed Garrett Motion Brazil the right to offset Federal Tax with the Befiex Credits. The letter does not qualify as a formal decision and requires formal recognition from the Judge and from the Federal Judgement Office in charge of the disputes. In August 2021, the $34 million claim was however suspended until Garrett Motion Brazil receives a final judicial decision. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.
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

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Balance at December 31	$32	$14
Accruals for warranties/guarantees issued during the year	3	5
Settlement of warranty/guarantee claims	(3)	(4)
Amounts reclassified from Liabilities subject to compromise	—	17
Balance at March 31	$32	$32
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

Note 20. Pension Benefits
We sponsor several funded U.S. and non-U.S. defined benefit pension plans. Significant plans outside the U.S. are in Switzerland and Ireland. Other pension plans outside the U.S. are not material to the Company, either individually or in the aggregate.
Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2022. We expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2022, of which $1 million has been contributed as of March 31, 2022.
Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended March 31,
	U.S. Plans		Non-U.S. Plan
	2022	2021	2022	2021
	(Dollars in millions)
Service cost	$—	$—	$2	$3
Interest cost	1	1	—	—
Expected return on plan assets	(2)	(3)	(2)	(2)
	$(1)	$(2)	$—	$1
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with our Consolidated Interim Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the audited annual Consolidated Financial Statements for the year ended December 31, 2021, included in our Form 10-K, as filed with the Securities and Exchange Commission on February 14, 2022 (our “2021 Form 10-K”). Some of the information contained in this MD&A or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our 2021 Form 10-K and this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
The following MD&A is intended to help you understand the results of operations and financial condition of Garrett Motion Inc., for the three months ended March 31, 2022.
Executive Summary
Our net sales for the three months ended March 31, 2022 was $901 million, representing a decrease of 10% (including an unfavorable impact of 4% due to foreign currency translation) compared to the prior year. The decrease in our sales, net of the impacts of foreign currency translation, approximated the estimated decline in global light vehicle production and reflects the ongoing direct and indirect impacts from the global semiconductor shortages on vehicle production schedules and sales volumes despite strong underlying demand for light vehicles, further accentuated by a strong first quarter in 2021 due to accumulated pent-up demand from 2020. The increased COVID-related lockdown measures implemented in China as well as recent geopolitical tensions arising from the military conflict between Russia and Ukraine also contributed to the lower sales for the quarter.
For the three months ended March 31, 2022, our light vehicle product sales (which comprise diesel and gasoline products, including products for passenger cars, SUVs, light trucks, and other products) accounted for approximately 68% of our revenues. Commercial vehicle product sales (products for on- and off-highway trucks, construction, agriculture and power-generation machines) accounted for 19% of our revenues. Our OEM sales contributed approximately 87% of our revenues while our aftermarket and other products contributed 13% of our revenues. Approximately 50% of our revenues came from sales to customers located in Europe, 31% from sales to customers located in Asia, 17% from sales to customers in North America, and 2% from sales to customers in other international markets.
On January 11, 2022 and March 22, 2022, the Company amended its Credit Agreement, increasing the maximum amount of borrowings under the Revolving Facility from $300 million to $475 million. The amendments also remove the requirement that payments made in cash for the benefit of holders of our Series A Preferred Stock on or before December 31, 2022 be made on a ratable basis to the holders of the Common Stock, and makes additional clarifying amendments to certain payment covenants.
On March 3, 2022, the terms of the Series A Certificate of Designations were further amended to provide the Company with greater flexibility to pay dividends and make certain distributions on, and to purchase, redeem or otherwise acquire, including in individually negotiated transactions, shares of the Company’s Common Stock or any future class of preferred stock that ranks junior to the Series A Preferred Stock in right of payment of dividends. Specifically, the amendments (i) expanded the scope of permitted Distributions on Dividend Junior Stock (as each term is defined in the Series A Certificate of Designations) to include purchases by the Company of shares of Dividend Junior Stock in individually negotiated transactions, (ii) removed the requirement that dividends or Distributions on Dividend Junior Stock must occur on or prior to December 31, 2022, and (iii) expressly permitted the purchase, redemption or other acquisition for cash by the Company of shares of Dividend Junior Stock without requiring ratable participation by holders of Series A Preferred Stock.
On February 18, 2022, the Company completed a second planned partial early redemption of its Series B Preferred Stock. Under this partial early redemption, the Company paid $197 million of which $186 million related to redemption on the principal and $11 million related to interest.
Macroeconomic disruptions
The automotive industry continues to be impacted by uncertainty due to worldwide semiconductor shortages, the COVID-19 pandemic, governmental responses to the pandemic including the lockdown measures in China, and geopolitical tensions in particular from the ongoing military conflict between Russia and Ukraine. While the Company does not have a direct presence in Russia or Ukraine, we expect that the supply-side constraints from these market disruptions will keep influencing our operating activity throughout 2022. Automotive OEMs have already reduced production plans for the first two quarters of 2022 and may further reduce production should COVID-related lockdown measures persist or extend, and the Company continues to review production levels at OEM plants and closely monitor supply-chain disruptions related to logistics and component shortages in order to minimize the impact of the bottleneck in supply and mitigate any potential disruption in production. Additionally, we implemented new procedures in 2021 for the monitoring of supplier risks and we believe we have substantially addressed such risks with manageable economic impacts including use of premium freight or adjusted payment terms that are limited in time. It is however possible that additional supply chain constraints may appear for the industry as the global supply chain restarts. Finally, we have prepared contingency plans for multiple scenarios that we believe will allow us to react swiftly to changes in customer demand while protecting Garrett’s long-term growth potential.
Trends
The turbocharger industry is expected to increase from approximately 43 million units in 2021 to approximately 51 million units by 2026, according to IHS Markit ("IHS") for light vehicle and Knibb, Gormezano and Partners ("KGP") and Power Systems Research ("PSR") for commercial vehicle on-highway and off-highway. The turbocharger industry growth is mainly driven by an expected increase in the penetration of hybrid vehicles, from 10 million hybrid cars globally in 2021 to an anticipated 30 million hybrid cars globally in 2026.
In the short to medium term, we continue to believe that turbocharger demand will grow as turbochargers remain one of the most cost-efficient levers to improve the fuel efficiency of conventional gasoline and diesel vehicles as well as hybrid vehicles. In addition, fuel cell vehicles also require a high-performance electric boosting system. In the commercial vehicle industry, we expect a slower transition to battery electric vehicles ("BEV"), due to specific mission profile and associated range and charging time constraints, which translates into more resilient turbocharger demand, as most commercial vehicles are turbocharged. In addition, low or zero emission alternative fuels for internal combustion engines ("ICE"), like natural gas or hydrogen, are expected to gain momentum in coming years, supporting continued turbocharger demand. We expect growth in the turbocharger industry in all regions, with special mention for high-growth regions in Asia, where rising income levels continue to drive long-term automotive and vehicle component demand. While these positive factors do not isolate the turbocharger industry from fluctuations in global vehicle production volumes, such factors may mitigate the negative impact of macroeconomic cycles.
The global turbocharger industry is traditionally subject to inflationary pressures with respect to raw materials which place operational and profitability burdens on the entire supply chain. Given the recent macroeconomic disruptions including the geopolitical tensions from the ongoing Russia-Ukraine conflict, we expect to see continued commodity cost volatility which could have an impact on future earnings. Accordingly, we continue to seek to mitigate both inflationary pressures and our material-related cost exposures by negotiating commodity cost contract escalation or pass-through agreements with customers and cost reductions with suppliers. Our sales predictability in the short term might also be impacted by sudden changes in customer demand, driven by our OEM customers’ supply-chain management.
The following tables show our revenues by geographic region and product line for the three months ended March 31, 2022 and 2021, respectively.
By Geography

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
United States	$153	$138
Europe	451	528
Asia	282	319
Other International	15	12
Total	$901	$997

By Product Line

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Diesel	$254	$312
Gasoline	363	392
Commercial Vehicle	166	185
Aftermarket	105	91
Other	13	17
Total	$901	$997

Results of Operations for the Three Months Ended March 31, 2022

Net Sales

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Net sales	$901	$997
% change compared with prior period	(9.6)%
The change in net sales for the three months ended March 31, 2022 compared with the three months ended March 31, 2021 is attributable to the following:
Net sales decreased for the three months ended March 31, 2022 compared to prior year by $96 million or 10% (including an unfavorable impact of $36 million or 4% due to foreign currency translation driven by a lower Euro-to-US dollar exchange rate).
Gasoline product sales decreased by $29 million or 7% (including an unfavorable impact of $11 million or 2% due to foreign currency translation), primarily driven by lower demand in Europe, mostly related to the semiconductor shortages at customers. Gasoline product sales in China were also adversely affected by increased COVID-related lockdown measures implemented by the Chinese government. These decreases in sales were partially offset by favorable impacts from new product launches delivering incremental sales year over year.
Diesel product sales decreased by $58 million or 19% (including an unfavorable impact of $15 million or 5% due to foreign currency translation). This decrease was mainly due to the global semiconductor shortage, as well as the impact of higher sales for the three months ended March 31, 2021 brought about by recovery in customer demand following pandemic-related disruptions in 2020.
Commercial vehicle sales decreased by $19 million or 10% (including an unfavorable impact of $6 million or 3% due to foreign currency translation), primarily driven by market declines in China following the implementation of heightened

China 6a emissions standards for heavy-duty trucks on July 1, 2021, as well as semiconductor shortages at customers and other impacts from geopolitical tensions in Russia and Ukraine and pandemic-related disruptions.
Aftermarket sales improved by $14 million or 15% (including an unfavorable impact of $3 million or 4% due to foreign currency translation), primarily due to strong demand in North America and Europe related to favorable aftermarket conditions such as increased off-highway demand for new and service parts, as well as growth through new product introductions and favorable pricing impacts.
Cost of Goods Sold

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Cost of goods sold	$726	$801
% change compared with prior period	(9.4)%
Gross profit percentage	19.4%	19.7%
Cost of goods sold decreased for the three months ended March 31, 2022 compared to the prior year by $75 million or 9.4% (including a favorable impact of $24 million due to foreign exchange rates).

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the three months ended March 31, 2021	$801	$196
Increase/(decrease) due to:
Volume	(68)	(30)
Product mix	23	15
Price, net of inflation pass-through	—	(2)
Commodity & transportation inflation	24	(24)
Productivity, net	(33)	35
Research & development	3	(3)
Foreign exchange rate impacts	(24)	(12)
Cost of Goods Sold / Gross Profit for the three months ended March 31, 2022	$726	$175
The decrease in cost of goods sold was primarily driven by our lower sales volumes and foreign currency impacts which contributed to decreases of $68 million and $24 million, respectively, in cost of goods sold. Cost of goods sold further decreased by $33 million from benefits from our continued focus on productivity, net of $5 million of higher premium freight costs driven by supply chain disruptions, transportation constraints and volume volatility. These decreases were also partially offset by $24 million due to inflation on commodities and transportation costs and $23 million due to an unfavorable product mix. Research and development ("R&D") expenses increased by $3 million which reflects our shift in investment in new technologies and headcount increase year-over-year.
The decrease in gross profit was mainly driven by the lower sales volumes, inflation on commodities and transportation costs, as well as higher premium freight costs as discussed above. Gross profit also decreased due to $2 million of pricing reductions net of inflation recoveries from customer pass-through agreements, as well as higher R&D costs and $12 million from foreign currency translational, transactional and hedging effects, partially offset by higher productivity along with a favorable product mix.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Selling, general and administrative expense	$53	$55
% of sales	5.9%	5.5%

Selling, general and administrative (“SG&A”) expenses decreased for the three months ended March 31, 2022 compared with the prior year by $2 million, primarily due to $2 million of favorable impacts from foreign exchange rates, $2 million of lower professional service fees, and $2 million of incremental compensation cost recognized for the three months ended March 31, 2021 related to one-time cash continuity awards that were fully vested in 2021. These decreases were partially offset by a $4 million non-recurring bad debt recovery recognized during the three months ended March 31, 2021.

Interest Expense

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Interest expense	$23	$21
Interest expense for the three months ended March 31, 2022 increased compared to the prior year by $2 million, primarily due to $6 million of interest accretion on our Series B Preferred Stock (issued at Emergence), partially offset by $4 million of lower interest expense on our current credit facilities compared to our credit facility in the prior year before Emergence and prior year period fees related to amendments on our previous credit facilities.
Non-operating (income) expense

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Non-operating (income) expense	$(28)	$26
Non-operating (income) expense for the three months ended March 31, 2022 increased to an income of $28 million from an expense of $26 million in the prior year. This increase is primarily related to a benefit of $26 million recognized in 2022 due to interest income associated with unrealized marked-to-market gains on interest rate swaps, as well as $33 million of unfavorable foreign exchange impacts recognized in 2021 on debt, which were unhedged, due to the restrictions placed on the Company in Chapter 11 proceedings.
Reorganization items, net

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Reorganization items, net	$1	$174
Reorganization items, net for the three months ended March 31, 2022 was an expense of $1 million related to professional service fees on the Chapter 11 Cases. During the prior year, reorganization items, net amounted to $174 million, of which $84 million pertained to legal and professional service fees related to the Chapter 11 Cases, $79 million related to the termination of and expense reimbursement under that certain share and asset purchase agreement entered into on the Petition Date by the Debtors, AMP Intermediate B.V. and AMP U.S. Holdings, LLC (the “Stalking Horse Purchase Agreement"), and $11 million related to other Chapter 11 costs including debtor-in-possession financing and the write-off of original issue discount and deferred long-term fees on debt.
Tax Expense

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Tax expense	$37	$24
Effective tax rate	29.6%	(29.6)%

The effective tax rates for the three months ended March 31, 2022 and 2021 were 29.6% and (29.6)%, respectively. The change in the effective tax rate for the three months ended March 31, 2022 compared to the prior year is primarily related to the decrease of nondeductible bankruptcy costs, partially offset by true ups to prior year tax reserves. The negative effective tax rate for three months ended March 31, 2021 reflects a tax expense in a period of an overall pre-tax loss.
Net Income

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Net income (loss)	$88	$(105)
Net income increased $193 million for the three months ended March 31, 2022 compared with the prior year primarily as result of an increase in Non-operating income of $54 million and lower Reorganization items, net of $173 million, partially offset by lower gross profit of $21 million, as described above.

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
EBITDA and Adjusted EBITDA (1)

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Net income (loss) — GAAP	$88	$(105)
Net interest (income) expense	(4)	20
Tax expense	37	24
Depreciation	22	23
EBITDA (Non-GAAP)	143	(38)
Other expense, net (2)	1	—
Non-operating income (3)	(2)	(3)
Reorganization items, net (4)	1	174
Stock compensation expense (5)	2	2
Repositioning charges (6)	1	8
Foreign exchange loss on debt, net of related hedging loss	—	33
Adjusted EBITDA (Non-GAAP)	$146	$176
(1)We evaluate performance on the basis of EBITDA and Adjusted EBITDA. We define “EBITDA” as our net income (loss) calculated in accordance with U.S. GAAP, plus the sum of net interest expense (income), tax expense (benefit) and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of non-operating (income) expense, other expense, net, stock compensation expense, reorganization items, net, repositioning charges and foreign exchange loss (gain) on debt, net of related hedging loss (gain). We believe that EBITDA and Adjusted EBITDA are important indicators of operating performance and provide useful information for investors because:

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
(2)Other expense, net includes expenses incurred to discount or factor the Company’s receivables.
(3)Non-operating income includes the non-service component of pension expense and other expense, net and excludes interest income, equity income of affiliates, and the impact of foreign exchange.
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
(5)Stock compensation expense includes only non-cash expenses.
(6)Repositioning charges includes severance costs related to restructuring projects to improve future productivity.
Adjusted EBITDA for the Three Months Ended March 31, 2022

As discussed above, net income increased $193 million for the three months ended March, 31 2022 as compared to the prior year.
For the three months ended March 31, 2022, Adjusted EBITDA decreased by $30 million compared to the prior year from $176 million to $146 million, mainly due to volume decreases, inflation on commodities and transportation, as well as unfavorable foreign exchange impacts, partially offset by increased productivity and a favorable mix for the quarter. Our volumes for the three months ended March 31, 2022 totaled 3.4 million units, representing a decrease of approximately 10% from the prior year.
Our Adjusted EBITDA margin of 16.2% represented a year-over-year contraction of 150 basis points. During the three months ended March 31, 2022, we faced demand volatility driven mainly by the global semiconductor shortage and geopolitical tensions due to the ongoing military conflict between Russia and Ukraine, resulting in supply chain disruptions. Our Adjusted EBITDA margin was also higher for the three months ended March 31, 2021 due to incremental benefits from recovery in customer demand following pandemic related disruptions in 2020.

We maintained our focus on productivity in the current year as rising commodity prices led to higher raw material costs, particularly for nickel, aluminum and steel alloys. We recovered a majority of the increases from our customer pass-through agreements, especially for nickel, and continue to negotiate with our customers for further escalators while actively managing our supply base and cost recovery mechanisms to minimize the impact of materials cost inflation. The increased productivity was partially offset by year-over-year labor inflation and increased premium freight costs driven by supply chain disruptions, transportation constraints and volume volatility, as well as lower SG&A expenses due to favorable impacts from foreign exchange rates and lower professional service fees and compensation costs that were partially offset by a non-recurring bad debt recovery recognized in 2021.
R&D expenses increased $3 million which reflects our shift in investment in new technologies and year-over-year labor inflation.
Adjusted EBITDA also decreased by $13 million associated with losses in foreign currency from translational, transactional and hedging effects in the three months ended March 31, 2022, primarily driven by a lower Euro-to-US dollar exchange rate versus the prior-year period.

Liquidity and Capital Resources
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
Following the completion of the Chapter 11 Cases and Emergence, including during the three months ended March 31, 2022, we funded our operations primarily through cash flows from operating activities, borrowings from Credit Facilities and cash and cash equivalents. As of March 31, 2022, the Company reported a cash and cash equivalents position of $315 million (not including $5 million in restricted cash as of March 31, 2022) as compared to $423 million as of December 31, 2021 (not including $41 million in restricted cash as of December 31, 2021). As of March 31, 2022, the Company had no borrowings outstanding under the Revolving Facility, $2 million of outstanding letters of credit, and available borrowing capacity of $473 million. In addition, as of March 31, 2022, the Company had $1,208 million outstanding in Term Loan Facilities and $25 million in available letter of credit facilities.
During the three months ended March 31, 2022, we repaid $2 million on our Dollar Facility and $197 million related to our Series B Preferred Stock. Following the repayment of $197 million on our Series B Preferred Stock, we expect to make redemptions on our Series B Preferred Stock for each of the years 2024 to 2027 of $18 million, $100 million, $100 million and $54 million, respectively. We may also be required to redeem the outstanding shares of Series B Preferred Stock on the exercise by the holder of its right to require the Company to redeem all of the holder's shares of Series B Preferred Stock following the occurrence of certain triggering events on or before December 30, 2022, which could increase our cash requirements by approximately $220 million. Additionally, holders of our Series A Preferred Stock are entitled to receive, and, as and if declared by a committee of disinterested directors of the Board out of funds legally available for such dividend, cumulative cash dividends at an annual rate of 11% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share. These dividends accumulate whether or not declared, and as of March 31, 2022, the aggregate accumulated dividend was approximately $135 million.
As disclosed in our 2021 Form 10-K, we expect to continue investing in our facilities as we expand our manufacturing capacity for new product launches and invest in strategic growth opportunities, in particular in the electrification of drivetrains.
We believe the combination of expected cash flows, the funding received from our Series A Preferred Stock issuance, the term loan borrowings, and the revolving credit facilities being committed until 2026, will provide us with adequate liquidity to support the Company's operations.
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
On January 11, 2022 and March 22, 2022, the Company amended the Credit Agreement, increasing the maximum amount of borrowings under the Revolving Facility from $300 million to $475 million. For more information, see Note 13, Long-term Debt and Credit Agreements.
In connection with the Company’s Emergence and pursuant to the Plan, the Company issued 247,768,962 shares of the Company’s Series A Preferred Stock to the Centerbridge Investors, the Oaktree Investors and certain other investors and parties. All outstanding Series A Preferred Stock will convert into Common Stock of the Company automatically upon the occurrence of certain triggering events. Additionally, holders of the Series A Preferred Stock have the right to convert their shares of Series A Preferred Stock into Common Stock at any time. As the Certificate of Designations governing the Series A Preferred Stock prohibits the issuance of fractional shares of Common Stock upon the conversion of any shares of Series A Preferred Stock, the Company must pay a cash adjustment in respect of any such fractional share of Common Stock that would be issuable pursuant to a conversion. See Note 18, Equity of the Consolidated Financial Statements for the year ended December 31, 2021 included in our 2021 Form 10-K for additional information regarding the Series A Preferred Stock.
Additionally, pursuant to the Plan, on the Effective Date the Company issued 834,800,000 shares of Series B Preferred Stock to Honeywell in satisfaction of its claims against the Company arising from certain historical agreements between Honeywell and the Company. As of March 31, 2022, our liabilities with respect to our payment obligations to Honeywell under the terms of the Series B Preferred Stock were $204 million (representing the present value of all then remaining amortization payments due under the outstanding Series B Preferred Stock, discounted at a rate of 7.71% per annum). See Note 14, Mandatorily Redeemable Series B Preferred Stock of the Notes to the Consolidated Interim Financial Statements and Note 16, Mandatorily Redeemable Series B Preferred Stock of the Consolidated Financial Statements for the year ended December 31, 2021 included in our 2021 Form 10-K for additional information regarding the Series B Preferred Stock.
Share Repurchase Program
On November 16, 2021, the Board of Directors authorized a $100 million share repurchase program valid until November 15, 2022, providing for the purchase of shares of Series A Preferred Stock and Common Stock. As of March 31, 2022, the Company had repurchased $21 million of its Series A Preferred Stock and Common Stock, with $79 million remaining under the share repurchase program. For more information, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Cash Flow Summary for the Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2022	2021
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$73	$32
Investing activities	(29)	(17)
Financing activities	(196)	(101)
Effect of exchange rate changes on cash and restricted cash	8	(30)
Net decrease in cash, cash equivalents and restricted cash	$(144)	$(116)
Cash provided by operating activities increased by $41 million for the three months ended March 31, 2022 versus the prior year, primarily due to an increase in net income, net of deferred taxes and non-cash gains related to reorganization items of $157 million, partially offset by a unfavorable impact from working capital of $45 million and $71 million mainly driven by other assets and accrued liabilities.
Cash used for investing activities increased by $12 million for the three months ended March 31, 2022 versus the prior year, primarily due to an increase in expenditures for property, plant and equipment of $11 million.
Cash used for financing activities increased by $95 million for the three months ended March 31, 2022 compared with the prior year. The change was driven by $186 million paid for the partial early redemption of our Series B Preferred Stock (exclusive of $11 million of the redemption attributable to interest and included in cash used for operating activities) and $2 million for repurchases of Series A Preferred Stock and Common Stock. We also incurred $3 million of financing costs on our Revolving Facility and made payments of $2 million on our long term debt pursuant to our Credit Agreement, partially offset by $101 million debt repayments in the prior year on the financing arrangements we maintained while a debtor-in-possession (including $1 million of related financing fees).

Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies
The preparation of our Consolidated Interim Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. Actual results could differ from our estimates and assumptions, and any such differences could be material to our financial statements. Our critical accounting policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2021 Form 10-K.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies of the Notes to the Consolidated Interim Financial Statements for further discussion of recent accounting pronouncements.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding the following, are forward-looking statements: statements regarding our future results of operations and financial position, the consequences of the Chapter 11 Cases, the anticipated impact of the COVID-19 pandemic on our business, anticipated impacts of the ongoing conflict between Russia and Ukraine, results of operations and financial position, expectations regarding the growth of the turbocharger and electric vehicle markets and other industry trends, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, anticipated investments in our business, our business strategy, pending litigation, anticipated interest expense, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including:
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
•risks related to disruptions in our supply chain and business operations due to the ongoing conflict between Russia and Ukraine;
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
•inability to recruit and retain qualified personnel; and
•the other factors described under the caption “Risk Factors” in our 2021 Form 10-K, as updated in this Quarterly Report on Form 10-Q, and our other filings with the SEC.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the Company’s quantitative and qualitative disclosures about market risks as disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, in our 2021 Form 10-K.

Item 4. Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022 due to the unremediated material weakness as described below.
Remediation of Previously Identified Material Weakness
As previously disclosed, in the course of preparing our 2021 Form 10-K and our Consolidated Financial Statements for the year ended December 31, 2021, management determined that there was a material weakness in our internal control over financial reporting relating to the calculation of our basic and diluted earnings per share for the three and six months ended June 30, 2021 and the three and nine months ended September 30, 2021, resulting from the Company's failure to correctly account for the outstanding shares of Series A Preferred Stock as a participating security in the earnings per share calculations. Following the identification of the aforementioned error, management performed a root cause analysis and identified that the error related to a deficiency in the design and implementation of effective controls relating to involvement of subject matter experts in management’s review of complex and bespoke transactions.
During the three months ended March 31, 2022, management completed a comprehensive review of our controls and procedures associated with complex and bespoke transactions, including revisiting such transactions with input from relevant subject matter experts as determined necessary, reassessing the understanding of each transaction, evaluating the application of the underlying accounting standards to the transactions, and verifying the completeness, accuracy and reasonableness of the final accounting conclusions. Management has also updated the design of our controls to evaluate the need to involve relevant subject matter experts as part of the review controls associated with complex and bespoke accounting transactions. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Changes in Internal Control Over Financial Reporting
Other than the remedial measures discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
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
For additional information regarding our legal proceedings, see Note 19, Commitments and Contingencies of the Notes to the Consolidated Interim Financial Statements.
Item 1A. Risk Factors
Except as disclosed below, there have been no material changes to the risks described under "Risk Factors” in our 2021 Form 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our 2021 Form 10-K. These factors could materially adversely affect our business, financial condition, or results of operations, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.
The ongoing conflict between Russia and Ukraine has impacted our results of operations and could create or exacerbate certain risks we face to our business, financial condition and results of operations
Russia’s invasion of Ukraine and the global response, including the imposition of financial and economic sanctions by the United States and other countries, has created supply constraints that have impacted, and may continue to impact, our results of operations and could create or exacerbate risks facing our business. Although we do not presently expect the impacts of the ongoing conflict on our operating results to be material, certain risks that we have identified in our 2021 Form 10-K may be exacerbated. For example, a prolonged or intensified conflict could result in acute shortages of raw materials and price inflation on transportation costs, materials, and energy which in turn may adversely impact our supply chain. If the conflict expands beyond Ukraine, it could negatively impact our operations in neighboring countries such as Romania and Slovakia. An escalation of geopolitical tensions due to the ongoing conflict, including increased sanctions or restrictions on global trade, could also result in further supply chain disruptions, reduced customer demand, state-sponsored cyberattacks as well as increased volatility in the financial markets, all of which could have an adverse impact on our business and operations. These and other risks are described more fully in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarterly period ended March 31, 2022, there were no conversions of our Series A Preferred Stock into Common Stock pursuant to the terms of the Certificate of Designations for the Series A Preferred Stock.
On November 16, 2021, the Board of Directors authorized a $100 million share repurchase program valid until November 15, 2022, providing for the purchase of shares of Series A Preferred Stock and Common Stock. Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Exchange Act. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The following table summarizes our share repurchase activity for the three months ended March 31, 2022 and additional information regarding our share repurchase program:

Period	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2022 – January 31, 2022	37,467	$7.57	136,100	$8.17	173,567	$79,537,052
February 1, 2022 – February 28, 2022	9,606	7.19	33,729	8.03	43,335	79,197,290
March 1, 2022 – March 31, 2022	3,233	7.39	27,561	8.27	30,794	78,945,458
Total	50,306	$7.49	197,390	$8.16	247,696	$78,945,458
Other than the amounts repurchased as part of our share repurchase program, there were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended March 31, 2022.
Item 3. Defaults Upon Senior Securities
Holders of the Series A Preferred Stock will be entitled to receive, when, as and if declared by a committee of disinterested directors of the Board (which committee initially consisted of Daniel Ninivaggi, Julia Steyn, Robert Shanks and D’aun Norman) out of funds legally available for such dividend, cumulative cash dividends at an annual rate of 11% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share, accumulating daily and payable quarterly on January 1, April 1, July 1 and October 1, respectively, in each year. No cash dividends were declared in respect of the period ended March 31, 2022. As a result, as of March 31, 2022, there were $135 million of unpaid cumulative preference dividends on the shares of Series A Preferred Stock outstanding as of that date.
Except as otherwise disclosed in this Quarterly Report on Form 10-Q or reported previously in a Current Report on Form 8-K by the Company, none.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1*	Certificate of Amendment of Certificate of Designations of Series A Cumulative Convertible Preferred Stock of Garrett Motion Inc., filed with the Delaware Secretary of State on March 3, 2022					*
3.2	Second Amended and Restated Certificate of Designations of the Company’s Series B Preferred Stock	8-K	001-38636	3.1	12/17/2021
10.1^	Amendment No. 2, dated March 23, 2022, to the Credit Agreement, dated April 30, 2021, among Garrett Motion Inc., Garrett LX I S.à r.l., Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-38636	10.1	03/22/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.
^	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: April 28, 2022	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: April 28, 2022	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer