Form 10-Q
period 2022-06-30
Garrett Motion Inc.
filed 2022-07-28
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of July 22, 2022, the registrant had 64,804,160 shares of Common Stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions, except per share amounts)
Net sales (Note 3)	$859	$935	$1,760	$1,932
Cost of goods sold	690	742	1,416	1,543
Gross profit	169	193	344	389
Selling, general and administrative expenses	54	51	107	106
Other expense, net	—	—	1	1
Interest expense	20	24	43	45
Loss on extinguishment of debt	5	—	5	—
Non-operating income	(16)	(26)	(44)	—
Reorganization items, net (Note 1)	1	(295)	2	(121)
Income before taxes	105	439	230	358
Tax expense (Note 5)	20	30	57	54
Net income	85	409	173	304
Less: preferred stock dividend (Note 17)	(39)	(24)	(77)	(24)
Net income available for distribution	$46	$385	$96	$280

Earnings per common share
Basic	$0.15	$1.63	$0.31	$1.79
Diluted	$0.15	$1.29	$0.31	$0.95

Weighted average common shares outstanding
Basic	64,839,157	69,667,651	64,689,673	72,862,102
Diluted	65,102,162	317,436,613	64,907,289	320,631,084
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net income	$85	$409	$173	$304
Foreign exchange translation adjustment	1	(67)	3	43
Changes in fair value of effective cash flow hedges, net of tax (Note 15)	9	4	17	5
Changes in fair value of net investment hedges, net of tax (Note 15)	29	15	42	15
Total other comprehensive income (loss), net of tax	39	(48)	62	63
Comprehensive income	$124	$361	$235	$367
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

	June 30, 2022	December 31, 2021
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$146	$423
Restricted cash	33	41
Accounts, notes and other receivables – net (Note 6)	713	747
Inventories – net (Note 8)	284	244
Other current assets	81	56
Total current assets	1,257	1,511
Investments and long-term receivables	31	28
Property, plant and equipment – net	443	485
Goodwill	193	193
Deferred income taxes	266	289
Other assets (Note 9)	272	200
Total assets	$2,462	$2,706
LIABILITIES
Current liabilities:
Accounts payable	$979	$1,006
Current maturities of long-term debt (Note 13)	7	7
Mandatorily redeemable Series B Preferred Stock (Note 14)	—	200
Accrued liabilities (Note 10)	287	295
Total current liabilities	1,273	1,508
Long-term debt (Note 13)	1,139	1,181
Mandatorily redeemable Series B Preferred Stock – long-term (Note 14)	—	195
Deferred income taxes	21	21
Other liabilities (Note 11)	260	269
Total liabilities	$2,693	$3,174
COMMITMENTS AND CONTINGENCIES (Note 19)
EQUITY (DEFICIT)
Series A Preferred Stock, par value $0.001; 245,594,670 and 245,921,617 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	$—	$—
Common Stock, par value $0.001; 1,000,000,000 and 1,000,000,000 shares authorized, 64,906,270 and 64,570,950 issued and 64,804,051 and 64,570,950 outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid–in capital	1,329	1,326
Retained deficit	(1,618)	(1,790)
Accumulated other comprehensive income (loss) (Note 16)	58	(4)
Total deficit	(231)	(468)
Total liabilities and deficit	$2,462	$2,706
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2022	2021
Cash flows from operating activities:
Net income	$173	$304
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Reorganization items, net	—	(373)
Deferred income taxes	15	3
Depreciation	43	47
Amortization of deferred issuance costs	4	4
Interest payments, net of debt discount accretion	(19)	7
Loss on extinguishment of debt	5	—
Foreign exchange gain	2	9
Stock compensation expense	5	3
Pension expense	—	(1)
Change in fair value of derivatives	(35)	—
Other	(4)	(6)
Changes in assets and liabilities:
Accounts, notes and other receivables	(33)	17
Inventories	(64)	(51)
Other assets	1	58
Accounts payable	86	(52)
Accrued liabilities	2	(2)
Obligations payable to Honeywell	—	(375)
Other liabilities	(4)	17
Net cash provided by (used for) operating activities	$177	$(391)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(52)	(40)
Other	—	1
Net cash used for investing activities	$(52)	$(39)
Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock	—	1,301
Proceeds from issuance of long-term debt, net of deferred financing costs	—	1,221
Payments of long-term debt	(4)	(1,515)
Payments of revolving credit facility	—	(370)
Payments of debtor-in-possession financing	—	(200)
Redemption of Series B Preferred stock	(381)	—
Payments for Cash-Out election	—	(69)
Payments for share repurchases	(3)	—
Debt financing costs	(5)	(9)
Net cash (used for) provided by financing activities	$(393)	$359
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(17)	(6)
Net decrease in cash, cash equivalents and restricted cash	(285)	(77)
Cash, cash equivalents and restricted cash at beginning of the period	464	693
Cash, cash equivalents and restricted cash at end of the period	$179	$616
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$24	$32
Interest paid	47	57
Reorganization items paid	3	342
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series B Preferred Stock	—	577

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Deficit
	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2020	—	$—	76	$—	$28	$(2,207)	$(129)	$(2,308)
Net loss	—	—	—	—	—	(105)	—	(105)
Other comprehensive income, net of tax	—	—	—	—	—	—	111	111
Stock-based compensation	—	—	—	—	2	—	—	2
Balance at March 31, 2021	—	—	76	—	$30	$(2,312)	$(18)	$(2,300)
Net income	—	—	—	—	—	409	—	409
Cash-out election	—	—	(11)	—	—	(69)	—	(69)
Issuance of Series A Preferred Stock	248	—	—	—	1,301	—	—	1,301
Other comprehensive loss, net of tax	—	—	—	—	—	—	(48)	(48)
Stock-based compensation	—	—	—	—	1	—	—	1
Balance at June 30, 2021	248	$—	65	$—	$1,332	$(1,972)	$(66)	$(706)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Deficit
	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2021	246	$—	64	$—	$1,326	$(1,790)	$(4)	$(468)
Net income	—	—	—	—	—	88	—	88
Share repurchases	—	—	—	—	(1)	(1)	—	(2)
Other comprehensive income, net of tax	—	—	—	—	—	—	23	23
Stock-based compensation	—	—	—	—	2	—	—	2
Balance at March 31, 2022	246	—	64	—	$1,327	$(1,703)	$19	$(357)
Net income	—	—	—	—	—	85	—	85
Share repurchases	—	—	—	—	(1)	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	—	—	39	39
Stock-based compensation	—	—	—	—	3	—	—	3
Balance at June 30, 2022	246	$—	64	$—	$1,329	$(1,618)	$58	$(231)
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
Basis of Presentation
The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited Consolidated Interim Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 14, 2022 (our “2021 Form 10-K”). The results of operations for the three and six months ended June 30, 2022 and cash flows for the six months ended June 30, 2022 should not necessarily be taken as indicative of the entire year. All amounts presented are in millions, except per share amounts.
We report our quarterly financial information using a calendar convention: the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday to minimize the potentially disruptive effects of quarterly closing on our business processes. For differences in actual closing dates that are material to year-over-year comparisons of quarterly or year-to-date results have been adjusted for the three months ended June 30, 2022. Our actual closing dates for the three months ended June 30, 2022 and 2021 were July 2, 2022 and July 3, 2021, respectively.
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

Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of the following for the three and six months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Gain on settlement of Honeywell claims(1)	$—	$(502)	$—	$(502)
Advisor fees	—	96	1	180
Bid termination and expense reimbursement	—	—	—	79
Director’s and officers insurance	—	39	—	39
Expenses related to Senior Notes(2)	—	28	—	28
Write off pre-petition debt issuance cost	—	25	—	25
Employee stock cash out	—	13	—	13
Debtor in Possession ("DIP") financing fees	—	—	—	1
Other	1	6	1	16
Total reorganization items, net	$1	$(295)	$2	$(121)
(1)     The gain on settlement of Honeywell claims of $502 million is comprised of the pre-emergence Honeywell claims of $1,459 million, less the $375 million payment to Honeywell, less the Series B Preferred Stock issued to Honeywell which was recorded at $577 million, less a currency translation adjustment of $5 million.
(2)     Includes $15 million in connection with a complaint in the Bankruptcy Court against the trustee of the indenture governing the Company's previously-issued 5.125% senior notes due 2026, and $13 million related to post-petition interest thereon. The obligations of the Debtors under the indenture were canceled at Emergence.

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
Recently Issued Accounting Pronouncements
We consider the applicability and impact of all recent ASU’s issued by the FASB. For the three and six months ended June 30, 2022, there were no recently issued, but not yet adopted accounting pronouncements that are expected to have a material impact on the Company’s Consolidated Interim Financial Statements and related disclosures.

Note 3. Revenue Recognition and Contracts with Customers
Disaggregated Revenue
Net sales by region (determined based on country of shipment) and channel are as follows:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	OEM	Aftermarket	Other	Total	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$118	$54	$1	$173	$98	$44	$—	$142
Europe	394	38	8	440	434	38	8	480
Asia	211	10	6	227	280	14	7	301
Other	13	6	—	19	6	6	—	12
	$736	$108	$15	$859	$818	$102	$15	$935

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	OEM	Aftermarket	Other	Total	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$220	$105	$1	$326	$198	$80	$2	$280
Europe	800	76	15	891	915	77	16	1,008
Asia	477	20	12	509	582	24	14	620
Other	22	12	—	34	12	12	—	24
	$1,519	$213	$28	$1,760	$1,707	$193	$32	$1,932
Contract Balances
The following table summarizes our contract assets and liabilities balances:

	2022	2021
	(Dollars in millions)
Contract assets—January 1	$63	$61
Contract assets—June 30	58	56
Change in contract assets—(Decrease)/Increase	$(5)	$(5)
Contract liabilities—January 1	$(5)	$(2)
Contract liabilities—June 30	(6)	(2)
Change in contract liabilities—(Increase)/Decrease	$(1)	$—

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Research and development costs	$38	$33	$74	$66
Engineering-related expenses	3	5	9	11
	$41	$38	$83	$77

Note 5. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Tax expense	$20	$30	$57	$54
Effective tax rate	19.0%	6.8%	24.8%	15.1%

The increases in the effective tax rate for the three months and six months ended June 30, 2022 compared to the prior year periods are primarily related to the nontaxable gain on the settlement of the Honeywell claims recorded in the prior period. The effective tax rate for the six months ended June 30, 2022 also increased due to true-ups recorded in the first quarter of 2022 to prior year tax reserves.

The effective tax rate for the three months ended June 30, 2022 was lower than the U.S. federal statutory rate of 21% primarily due to a change in the Company's assertion to permanently reinvest a portion of its undistributed foreign earnings in China. The effective tax rate for the six months ended June 30, 2022 is higher than the U.S. federal statutory rate of 21% primarily due to withholding taxes and tax reserves, partially offset by lower taxes on non-U.S. earnings and the previously mentioned change in assertion to permanently reinvest a portion of its undistributed foreign earnings.

Historically, the Company has not made an assertion to permanently reinvest its undistributed foreign earnings. In the second quarter of 2022, the Company changed its assertion to permanently reinvest a portion (approximately $300 million) of its undistributed foreign earnings for China specific to the entity's investment in intellectual property.

The effective tax rate can vary from quarter to quarter due to changes in the Company’s global mix of earnings, the resolution of income tax audits, changes in tax laws (including updated guidance on U.S. tax reform), deductions related to employee share-based payments, internal restructurings and pension mark-to-market adjustments.

Note 6. Accounts, Notes and Other Receivables—Net

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Trade receivables	$552	$553
Notes receivable	84	121
Other receivables	83	78
	719	752
Less—Allowance for expected credit losses	(6)	(5)
	$713	$747
Trade receivables include $58 million and $63 million of unbilled customer contract asset balances as of June 30, 2022 and December 31, 2021, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. See Note 3, Revenue Recognition and Contracts with Customers.
Notes receivable is related to guaranteed bank notes without recourse that the Company receives in settlement of accounts receivables, primarily in the Asia Pacific region. See Note 7, Factoring and Notes Receivable for further information.

Note 7. Factoring and Notes Receivable
The Company enters into arrangements with financial institutions to sell eligible trade receivables. The receivables are sold without recourse and the Company accounts for these arrangements as true sales. The Company also receives guaranteed bank notes without recourse, in settlement of accounts receivables, primarily in the Asia Pacific region. The Company can hold the bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third-

party financial institutions in exchange for cash. Bank notes sold to third-party financial institutions without recourse are likewise accounted for as true sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Eligible receivables sold without recourse	$226	$153	$370	$333
Guaranteed bank notes sold without recourse	38	—	66	—
The expenses related to the sale of trade receivables and guaranteed bank notes are recognized within Other expense, net in the consolidated interim statements of operations, and were immaterial for the three and six months ended June 30, 2022.

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Receivables sold but not yet collected by the bank from the customer	$77	$26
Guaranteed bank notes sold but not yet collected by the bank from the customer	24	—
As of June 30, 2022 and December 31, 2021, the Company has pledged as collateral $1 million and $5 million of guaranteed bank notes, respectively, which have not been sold in order to be able to issue bank notes as payment to certain suppliers. Such pledged amounts are included as Notes receivable in our Consolidated Interim Balance Sheet.

Note 8. Inventories—Net

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Raw materials	$188	$162
Work in process	19	19
Finished products	97	92
	304	273
Less—Reserves	(20)	(29)
	$284	$244

Note 9. Other Assets

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Advanced discounts to customers, non-current	$55	$61
Operating right-of-use assets (Note 12)	47	51
Income tax receivable	27	27
Pension and other employee related	15	15
Designated cross-currency swaps	78	30
Designated and undesignated derivatives	41	7
Other	9	9
	$272	$200

Note 10. Accrued Liabilities

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Customer pricing reserve	$64	$72
Compensation, benefit and other employee related	60	76
Repositioning	8	10
Product warranties and performance guarantees - short-term (Note 19)	20	21
Income and other taxes	34	25
Advanced discounts from suppliers, current	11	14
Customer advances and deferred income (1)	30	23
Accrued interest	8	8
Short-term lease liability (Note 12)	9	9
Accrued freight	16	11
Other (primarily operating expenses) (2)	27	26
	$287	$295
(1)Customer advances and deferred income include $6 million and $5 million of contract liabilities as of June 30, 2022 and December 31, 2021, respectively. See Note 3, Revenue Recognition and Contracts with Customers.
(2)Includes $4 million and $3 million of environmental liabilities as of June 30, 2022 and December 31, 2021, respectively.
The Company accrues repositioning costs related to projects to optimize its product costs and right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Interim Statements of Operations.

	Severance Costs	Exit Costs	Total
	(Dollars in millions)
Balance at December 31, 2021	$10	$—	$10
Charges	2	—	2
Usage—cash	(4)	—	(4)
Balance at June 30, 2022	$8	$—	$8

	Severance Costs	Exit Costs	Total
	(Dollars in millions)
Balance at December 31, 2020	$7	$—	$7
Charges	11	—	11
Usage—cash	(4)	—	(4)
Balance at June 30, 2021	$14	$—	$14

Note 11. Other Liabilities

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Income taxes	$114	$106
Pension and other employee related	54	61
Long-term lease liability (Note 12)	39	42
Advanced discounts from suppliers	10	16
Product warranties and performance guarantees – long-term (Note 19)	10	11
Environmental remediation – long term	14	15
Other	19	18
	$260	$269

Note 12. Leases
We have operating leases that primarily consist of real estate, machinery and equipment. Our leases have remaining lease terms of up to 16 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Operating lease cost	$4	$4	$8	$8
Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3	$3	$6	$6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1	4	2	5
Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2022	December 31, 2021
	(Dollars in millions)
Other assets	$47	$51
Accrued liabilities	9	9
Other liabilities	39	42

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	8.77	8.88
Weighted-average discount rate	5.59%	5.65%

Maturities of operating lease liabilities as of June 30, 2022 were as follows:

(Dollars in millions)
2022	$6
2023	10
2024	8
2025	6
2026	6
Thereafter	25
Total lease payments	61
Less imputed interest	(13)
$48

Note 13. Long-term Debt and Credit Agreements
The principal outstanding and carrying amounts of our long-term debt as of June 30, 2022 are as follows:

	Due	Interest Rate	June 30, 2022
Dollar Facility	4/30/2028	4.49%	$710
Euro Facility	4/30/2028	3.50%	470
Total principal outstanding			1,180
Less: unamortized deferred financing costs			(34)
Less: current portion of long-term debt			(7)
Total long-term debt			$1,139
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

Under the Revolving Facility, the Company may use up to $125 million for the issuance of letters of credit to the Swiss Borrower or any of its subsidiaries. Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this kind, which issuances reduce availability under the Revolving Facility. As of June 30, 2022 the Company had no loans outstanding under the Revolving Facility, no outstanding letters of credit, and available borrowing capacity of approximately $475 million.
Separate from the Revolving Facility, the Company has a $35 million bilateral letter of credit facility, which also matures on April 30, 2026. As of June 30, 2022, the Company had $13 million utilized and $22 million of remaining available capacity under such facility.
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
As of June 30, 2022, the Company was in compliance with all covenants.
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

Note 14. Mandatorily Redeemable Series B Preferred Stock
On June 28, 2022, the Company completed the early redemption of its remaining outstanding Series B Preferred Stock. Under this final early redemption, the Company redeemed 271,628,259 shares of its Series B Preferred Stock for an aggregate price of $212 million. The Company recognized a loss on extinguishment of debt of $5 million within the Condensed Interim Statement of Operations related to the early redemption.

Note 15. Financial Instruments and Fair Value Measures
Our credit, market and foreign currency risk management policies are described in Note 19, Financial Instruments and Fair Value Measures, to the Consolidated Financial Statements for the year ended December 31, 2021 included in our 2021 Form 10-K. As of June 30, 2022 and December 31, 2021, we had contracts with aggregate gross notional amounts of $2,616 million and $2,788 million, respectively, to hedge interest rates and foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar and Korean Won.
Fair Value of Financial Instruments
The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

			Fair Value
	Notional Amounts		Assets			Liabilities
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021		June 30, 2022	December 31, 2021
Designated instruments:
Designated forward currency exchange contracts	$534	$382	$31	$9	(a)	$5	$1	(c)
Designated cross-currency swap	715	715	78	30	(b)	—	—
Total designated instruments	1,249	1,097	109	39		5	1
Undesignated instruments:
Undesignated interest rate swap	866	940	41	7	(a)	—	—
Undesignated forward currency exchange contracts	501	751	4	2	(a)	3	4	(c)
Total undesignated instruments	1,367	1,691	45	9		3	4
Total designated and undesignated instruments	$2,616	$2,788	$154	$48		$8	$5
(a) Recorded within Other current assets
(b) Recorded within Other assets
(c) Recorded within Accrued liabilities
As of June 30, 2022, the Company had outstanding interest rate swaps with an aggregate notional amount of €830 million, with maturities of April 2023, April 2024, April 2025, April 2026 and April 2027. The Company uses interest rate swaps specifically to mitigate variable interest risk exposure on its long-term debt portfolio and has not designated them as hedging instruments for accounting purposes.

The cross-currency swaps have been designated as net investment hedges of its Euro-denominated operations. As of June 30, 2022, an aggregate notional amount of €606 million was designated as net investment hedges of the Company’s investment in Euro-denominated operations. The cross-currency swaps’ fair values were net assets of $78 million at June 30, 2022. Our Consolidated Interim Statements of Comprehensive Income include Changes in fair value of net investment hedges, net of tax, of $29 million and $42 million, during the three and six months ended June 30, 2022, respectively, related to these net investment hedges. No ineffectiveness has been recorded on the net investment hedges.
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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities	$1,146	$1,098	$1,188	$1,227
The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered Level 2.

Note 16. Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated Other Comprehensive Income (Loss) by component are set forth below:

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Net Investment Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance at December 31, 2020	$(81)	$(3)	$—	$(45)	$(129)
Other comprehensive income before reclassifications	43	2	15	—	60
Amounts reclassified from accumulated other comprehensive income	—	3	—	—	3
Net current period other comprehensive income	43	5	15	—	63
Balance at June 30, 2021	$(38)	$2	$15	$(45)	$(66)

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Net Investment Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance at December 31, 2021	$(43)	$7	$41	$(9)	$(4)
Other comprehensive income before reclassifications	3	29	42	—	74
Amounts reclassified from accumulated other comprehensive income	—	(12)	—	—	(12)
Net current period other comprehensive income	3	17	42	—	62
Balance at June 30, 2022	$(40)	$24	$83	$(9)	$58

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
Diluted earnings per share for the three and six months ended June 30, 2022 and 2021 is calculated using the more dilutive of the two-class or if-converted methods. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities.

The details of the EPS calculations for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions except per share)
Basic earnings per share:
Net income	$85	$409	$173	$304
Less: preferred stock dividend	(39)	(24)	(77)	(24)
Net income available for distribution	46	385	96	280
Less: earnings allocated to participating securities	(36)	(271)	(76)	(150)
Net income available to common shareholders	$10	$114	$20	$130
Weighted average common shares outstanding- Basic	64,839,157	69,667,651	64,689,673	72,862,102
EPS – Basic	$0.15	$1.63	$0.31	$1.79

Diluted earnings per share:
Method used:	Two-class	If-converted	Two-class	If-converted
Weighted average common shares outstanding - Basic	64,839,157	69,667,651	64,689,673	72,862,102
Dilutive effect of unvested RSUs and other contingently issuable shares	263,005	—	217,616	—
Dilutive effect of participating securities	—	247,768,962	—	247,768,982
Weighted average common shares outstanding – Diluted	65,102,162	317,436,613	64,907,289	320,631,084
EPS – Diluted	$0.15	$1.29	$0.31	$0.95
The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. There were no options outstanding as of or during the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, the weighted average number of stock options excluded from the computations was 128,499 and 263,245, respectively.

Note 18. Related Party Transactions
We lease certain facilities and receive property maintenance services from Honeywell, which was the owner of our Series B Preferred Stock and appoints a director to our board of directors (the “Board”). We also contract with Honeywell for the occasional purchase of certain goods and services. Lease and service agreements were made at commercial terms prevalent in the market at the time they were executed.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Payments under agreements with Honeywell	$2	$2	$4	$4
Our payments under the agreements with Honeywell were included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Interim Statements of Operations. Related to the agreements with Honeywell, our Consolidated Interim Balance Sheet at June 30, 2022 and our Consolidated Balance Sheet at December 31, 2021 includes liabilities of $10 million and $15 million, respectively. Liability balances are primarily related to lease contracts of $7 million and $12 million as of June 30, 2022 and December 31, 2021, respectively.

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
On May 2, 2022, the plaintiffs filed a Third Amended Complaint (“TAC”) against all of the foregoing Defendants apart from Alessandro Gili and Su Ping Lu. On June 24, 2022, defendants moved to dismiss the TAC in its entirety, with prejudice, and briefing on the defendants’ motion is expected to be complete in September 2022.
Brazilian Tax Matter
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits (“Befiex Credits”) between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of June 30, 2022 was $32 million, including penalties and interest. The Company appealed the infraction notice on October 23, 2020. In March 2021, in response to our request, the Brazilian Tax Authorities reconsidered their position for a portion of the $32 million mentioned above and allowed Garrett Motion Brazil the right to offset Federal Tax with the Befiex Credits. The letter does not qualify as a formal decision and requires formal recognition from the Judge and from the Federal Judgement Office in charge of the disputes. In August 2021, the $32 million claim was however suspended until Garrett Motion Brazil receives a final judicial decision. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Warranty and product performance guarantees at beginning of period	$32	$32	$32	$14
Accruals for warranties/guarantees issued during the year	4	5	7	11
Settlement of warranty/guarantee claims	(5)	(5)	(8)	(9)
Amounts reclassified from Liabilities subject to compromise	—	—	—	16
Foreign currency translation	(1)	—	(1)	—
Warranty and product performance guarantees at end of period	$30	$32	$30	$32
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
Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2022. We expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2022, of which $3 million has been contributed as of June 30, 2022.
Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plans		Non-U.S. Plan		U.S. Plans		Non-U.S. Plan
	2022	2021	2022	2021	2022	2021	2022	2021
	(Dollars in millions)
Service cost	$—	$—	$2	$3	$—	$1	$4	$5
Interest cost	1	1	1	—	2	2	1	1
Expected return on plan assets	(2)	(3)	(1)	(2)	(4)	(5)	(3)	(3)
	$(1)	$(2)	$2	$1	$(2)	$(2)	$2	$3
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
The following MD&A is intended to help you understand the results of operations and financial condition of Garrett Motion Inc., for the three and six months ended June 30, 2022.
Executive Summary
Our net sales for the three months ended June 30, 2022 were $859 million, representing a decrease of $76 million or 8% (including an unfavorable impact of $73 million or 8% due to foreign currency translation) compared to the prior year. Our sales, net of the impacts of foreign currency translation, outpaced global light vehicle production (as estimated by IHS Markit ("IHS"), now part of S&P Global) by approximately 6% driven by successful recoveries on inflation pass through. We saw new product launches on gasoline which increased our share of demand. Our volumes however were impacted by the ongoing global semiconductor shortage despite strong underlying demand for light vehicles, further accentuated by an improved second quarter of 2021 due to accumulated pent-up demand from 2020. The continued COVID-related lockdown measures in China also continued to impact our sales for the quarter.
For the three months ended June 30, 2022, our light vehicle product sales (which comprise diesel and gasoline products, including products for passenger cars, SUVs, light trucks, and other products) accounted for approximately 68% of our revenues. Commercial vehicle product sales (products for on- and off-highway trucks, construction, agriculture and power-generation machines) accounted for 18% of our revenues. Our OEM sales contributed approximately 86% of our revenues while our aftermarket and other products contributed 14% of our revenues. Approximately 51% of our revenues came from sales to customers located in Europe, 27% from sales to customers located in Asia, 20% from sales to customers in North America, and 2% from sales to customers in other international markets.
On June 28, 2022, the Company completed the third and final early redemption of all its remaining outstanding Series B Preferred Stock. Under this final early redemption, the Company redeemed 271,628,259 shares of its Series B Preferred Stock for an aggregate price of $212 million.
Macroeconomic disruptions
The automotive industry continues to be impacted by uncertainty due to worldwide semiconductor shortages, the COVID-19 pandemic, governmental responses to the pandemic including the lockdown measures in China, and geopolitical tensions in particular from the ongoing military conflict between Russia and Ukraine. The automotive OEMs have already reduced production plans for the first two quarters of 2022, and while the semiconductor shortage is expected to improve in the second half 2022, production levels may be reduced should COVID-related lockdown measures persist or extend, or the conflict between Russia and Ukraine escalates or expands. The Company continues to review production levels at OEM plants and closely monitor supply-chain disruptions related to logistics and component shortages in order to minimize the impact of the bottleneck in supply and mitigate any potential disruption in production. Additionally, we implemented new procedures in 2021 for the monitoring of supplier risks and we believe we have substantially addressed such risks with manageable economic impacts including use of premium freight or adjusted payment terms that are limited in time. However, it is possible that additional supply chain constraints may appear for the industry as the global supply chain restarts. Finally, we have prepared contingency plans for multiple scenarios that we believe will allow us to react swiftly to changes in customer demand while protecting Garrett’s long-term growth potential.
Trends
The turbocharger industry is expected to increase from approximately 43 million units in 2021 to approximately 49 million units by 2026, according to IHS for light vehicle and Knibb, Gormezano and Partners ("KGP") and Power Systems Research ("PSR") for commercial vehicle on-highway and off-highway. The turbocharger industry growth is mainly driven by an expected increase in the penetration of hybrid vehicles, from 10 million hybrid cars globally in 2021 to an anticipated 28 million hybrid cars globally in 2026.
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
The following tables show our revenues by geographic region and product line for the three and six months ended June 30, 2022 and 2021, respectively.
By Geography

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	(Dollars in millions)
United States	$173	20%	$142	15%	$326	18%	$280	15%
Europe	440	51%	480	52%	891	51%	1,008	52%
Asia	227	27%	301	32%	509	29%	620	32%
Other	19	2%	12	1%	34	2%	24	1%
Total	$859		$935		$1,760		$1,932

By Product Line

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	(Dollars in millions)
Diesel	$237	27%	$285	30%	$491	28%	$597	31%
Gas	345	40%	342	37%	708	40%	734	38%
Commercial Vehicle	154	18%	191	20%	320	18%	376	19%
Aftermarket	108	13%	102	11%	213	12%	193	10%
Other	15	2%	15	2%	28	2%	32	2%
Total	$859		$935		$1,760		$1,932

Results of Operations for the Three and Six Months Ended June 30, 2022
Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net sales	$859	$935	$1,760	$1,932
% change compared with prior period	(8.1)%		(8.9)%

For the three months ended June 30, 2022, net sales decreased compared to prior year by $76 million or 8%, driven by an unfavorable impact of $73 million or 8% due to foreign currency translation driven by a lower Euro-to-US dollar exchange rate, and lower volumes offset by $28 million of inflation recoveries net of pricing across all product lines.
Gasoline product sales increased by $3 million or 1% (including an unfavorable impact of $27 million or 8% due to foreign currency translation), primarily due to favorable impacts from new product launches in North America which delivered incremental sales year over year, and partially offset by lower sales in China due to the continued COVID-related lockdown measures implemented by the Chinese government which were lifted only in June 2022.
Diesel product sales decreased by $48 million or 17% (including an unfavorable impact of $27 million or 10% due to foreign currency translation). This decrease was mainly due to the continued global semiconductor shortage and other supply shortages at customers due to the ongoing geopolitical crisis and pandemic related disruptions, as well as the impact of higher sales for the three months ended June 30, 2021 brought about by recovery in customer demand following pandemic-related disruptions in 2020.
Commercial vehicle sales decreased by $37 million or 19% (including an unfavorable impact of $11 million or 6% due to foreign currency translation), primarily driven by the continued COVID-related lockdown situations in China that limited our production output, combined with market declines following the implementation of heightened China 6a emissions standards for heavy-duty trucks on July 1, 2021. Commercial vehicle sales also decreased due to continued impacts from semiconductor shortages at customers.
Aftermarket sales improved by $6 million or 6% (including an unfavorable impact of $6 million or 5% due to foreign currency translation), primarily due to strong demand in North America and Europe related to favorable aftermarket conditions such as increased off-highway demand for new and service parts, as well as growth through new product introductions and favorable pricing impacts.

For the six months ended June 30, 2022, net sales decreased compared to prior year by $172 million or 9%, driven by an unfavorable impact of $109 million or 6% due to foreign currency translation driven by a lower Euro-to-US dollar exchange rate, and lower volumes partially offset by $26 million of inflation recoveries net of pricing across all product lines.
Gasoline product sales decreased by $26 million or 4% (including an unfavorable impact of $38 million or 6% due to foreign currency translation), primarily driven by the lower Euro-to-dollar exchange rates and lower sales in China due to the increased COVID-related lockdown measures implemented by the Chinese government. These decreases were more than offset by new product launches in North America which delivered incremental sales year over year.
Diesel product sales decreased by $106 million or 18% (including an unfavorable impact of $42 million or 7% due to foreign currency translation). This decrease was mainly due to the global semiconductor shortage and other supply shortage at customers due to the ongoing geopolitical crisis and pandemic related disruptions, accentuated by the impact of higher sales for the six months ended June 30, 2021 due to recovery in customer demand following pandemic-related disruptions in 2020.
Commercial vehicle sales decreased by $56 million or 15% (including an unfavorable impact of $17 million or 5% due to foreign currency translation), primarily driven by market declines in China following the implementation of heightened China 6a emissions standards for heavy-duty trucks on July 1, 2021, as well as semiconductor shortages at customers and other impacts from geopolitical tensions in Russia and Ukraine and pandemic-related disruptions.
Aftermarket sales improved by $20 million or 10% (including an unfavorable impact of $9 million or 5% due to foreign currency translation), primarily due to strong demand in North America and Europe related to favorable aftermarket conditions such as increased off-highway demand for new and service parts, increased revenues from our Performance & Motorsport Turbo business, new distributor openings, as well as growth through new product introductions and favorable pricing impacts.
Cost of Goods Sold and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Cost of goods sold	$690	$742	$1,416	$1,543
% change compared with prior period	(7.0)%		(8.2)%
Gross profit percentage	19.7%	20.6%	19.5%	20.1%

	Cost of Goods Sold		Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the three months ended June 30, 2021	$742		$193
Increase/(decrease) due to:
Volume	(40)		(18)
Product mix	25		(2)
Price, net of inflation pass-through	—		28
Commodity, transportation & energy inflation	32		(32)
Productivity, net	(20)		24
Research & development	5		(5)
Foreign exchange rate impacts	(54)		(19)
Cost of Goods Sold / Gross Profit for the three months ended June 30, 2022	$690	690	$169
For the three months ended June 30, 2022, cost of goods sold decreased by $52 million, primarily driven by our lower sales volumes and foreign currency impacts which contributed to decreases of $40 million and $54 million, respectively. Our continued focus on productivity also contributed to a decrease in cost of goods sold of $20 million, net of $2 million of higher premium freight costs driven by supply chain disruptions, transportation constraints and volume volatility. These decreases were partially offset by $32 million of inflation on commodities, transportation and energy costs, as well as $25 million due to an unfavorable product mix. Research and development ("R&D") costs also increased by $5 million which reflects our shift in investment in new technologies and headcount increase year-over-year.
Gross profit decreased by $24 million, with the decrease mainly driven by the lower sales volumes, inflation on commodities, transportation and energy costs, as well as higher premium freight costs as discussed above. Higher R&D costs and $19 million of unfavorable foreign currency translational, transactional and hedging effects also lowered our gross profit. These decreases were partially offset by $24 million from higher productivity and $28 million of inflation recoveries from customer pass-through agreements net of pricing reductions.

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the six months ended June 30, 2021	$1,543	$389
Increase/(decrease) due to:
Volume	(108)	(48)
Product mix	47	14
Price, net of inflation pass-through	—	26
Commodity, transportation & energy inflation	56	(56)
Productivity, net	(51)	58
Research & development	8	(8)
Foreign exchange rate impacts	(79)	(31)
Cost of Goods Sold / Gross Profit for the six months ended June 30, 2022	$1,416	$344
For six months ended June 30, 2022, cost of goods sold decreased by $127 million, primarily driven by our lower sales volumes and foreign currency impacts which contributed to decreases of $108 million and $79 million, respectively. Our continued focus on productivity also contributed to a decrease in cost of goods sold of $51 million, net of $7 million of higher premium freight costs driven by supply chain disruptions, transportation constraints and volume volatility. These decreases were partially offset by $56 million of inflation on commodities, transportation and energy costs, as well as $47 million due to an unfavorable product mix. R&D expenses also increased by $8 million which reflects our shift in investment in new technologies and headcount increase year-over-year.
Gross profit decreased by $45 million, with the decrease mainly driven by the lower sales volumes, inflation on commodities, transportation and energy costs, as well as higher premium freight costs as discussed above. Higher R&D costs and $31 million of unfavorable foreign currency translational, transactional and hedging effects also reduced our gross profit. These decreases were partially offset by $58 million of higher productivity and $26 million of inflation recoveries from customer pass-through agreements net of pricing reductions.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Selling, general and administrative expense	$54	$51	$107	$106
% of sales	6.3%	5.5%	6.1%	5.5%
Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2022 increased by $3 million compared with the prior year, primarily due to $9 million of higher professional services costs, $1 million from increased travel expenses and $1 million of increased bad debt expense. These increases were partially offset by $4 million of lower employee-related costs reflecting lower expected payout on 2022 employee incentives, as well as $4 million of favorable impacts from foreign exchange rates.
For the six months ended June 30, 2022, SG&A increased by $1 million versus the prior year. This increase was driven by $9 million of higher professional services costs, $2 million from increased travel expenses and $4 million of higher bad debt expenses due primarily to a non-recurring bad debt recovery recognized during the first quarter of 2021. These increases were partially offset by $7 million of lower employee-related costs which reflect not only lower expected employee incentive payout as discussed above, but also $2 million of one-time cash continuity awards that were recognized in 2021. We also saw a $7 million benefit from favorable foreign exchange rates compared to the prior year.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Interest expense	$20	$24	$43	$45
For the three months ended June 30, 2022, interest expense decreased by $4 million compared to the prior year, primarily due to $3 million of higher interest accretion in 2021 on our Series B Preferred Stock that was issued at Emergence.
For the six months ended June 30, 2022, interest expense decreased by $2 million compared to the prior year primarily due to $5 million of lower interest expense on our current credit facilities compared to the credit facility in place last year prior to Emergence and prior year period fees related to amendments on our previous credit facilities, partially offset by $3 million of higher interest expense in 2022 due to an additional quarter of accretion on our Series B Preferred Stock that was issued at Emergence.
Non-operating income

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Non-operating income	$(16)	$(26)	$(44)	$—
For the three months ended June 30, 2022, non-operating income decreased by $10 million from $26 million in the prior year,and comprised of $12 million of interest income primarily from unrealized marked-to-market gains on our interest rate swaps, $2 million of equity income from unconsolidated affiliates, $3 million related to non-service components of net periodic pension benefits, and $4 million of other non-operating gains partially offset by $5 million of foreign exchange remeasurement impacts. The decrease in non-operating income versus prior year is primarily due to $25 million of favorable foreign exchange remeasurement impacts recognized in 2021 on foreign currency-denominated debt which was unhedged due to the restrictions placed on the Company in the Chapter 11 proceedings (and was settled at Emergence), partially offset by higher interest income from unrealized marked-to-market gains on our interest rate swaps.
For the six months ended June 30, 2022, non-operating income increased by $44 million and comprised of $39 million of interest income primarily from unrealized marked-to-market gains on our interest rate swaps, $4 million of equity income from unconsolidated affiliates, $5 million related to non-service components of net periodic pension benefits, and $4 million of other non-operating gains partially offset by $8 million of foreign exchange remeasurement losses. The increase in non-operating income from prior year is mainly due to the higher interest income associated with unrealized marked-to-market gains on our interest rate swaps, as well as foreign exchange remeasurement losses recognized in 2021 on the above-mentioned foreign currency-denominated debt.
Reorganization items, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Reorganization items, net	$1	$(295)	$2	$(121)
Reorganization items, net for the three months ended June 30, 2022 was an expense of $1 million related to professional service fees incurred for the remaining main Chapter 11 Case. During the prior year period, reorganization items, net amounted to a $295 million gain, representing a $502 million gain on settlement of Honeywell claims, partially offset by $96 million professional service fees related to the Chapter 11 Cases, $39 million in Directors and Officers insurance related to Chapter 11 Cases, $25 million write off on debt issuance costs of the Company's pre-petition term loan,

$13 million in employee stock awards cancellation and $34 million in other costs mainly related to unsecured notes settlement.
For the six months ended June 30, 2022, reorganization items, net was an expense of $2 million related to professional service fees incurred for the remaining main Chapter 11 Case. During the prior year period, reorganization items, net amounted to $121 million gain, representing $502 million gain on settlement of Honeywell claims, partially offset by $181 million professional service fees related to the Chapter 11 Cases, $79 million related to the termination of and expense reimbursement under that certain share and asset purchase agreement entered into on the Petition Date by the Debtors, AMP Intermediate B.V. and AMP U.S. Holdings, LLC (the “Stalking Horse Purchase Agreement"), $39 million Directors and Officers insurance related to Chapter 11 Cases, $25 million write off on debt issuance costs of the Company's pre-petition term loan facilities, $13 million in employee stock awards cancellation and $44 million in other costs mainly related to unsecured notes settlement.
Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Tax expense	$20	$30	$57	$54
Effective tax rate	19.0%	6.8%	24.8%	15.1%
Our effective tax rates for the three and six months ended June 30, 2022 increased compared to the prior year periods, primarily related to the nontaxable gain on the settlement of the Honeywell claims recorded in the prior year. The effective tax rate for the six months ended June 30, 2022 also increased due to true-ups recorded in the first quarter of 2022 to prior year tax reserves.
Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net income	$85	$409	$173	$304
Net income for the three months ended June 30, 2022 decreased by $324 million compared with the prior year, primarily due to the $295 million net gain on reorganization items recorded in the prior year period as discussed above. The lower gross profit and non-operating income for the three months ended June 30, 2022 as discussed above within the Cost of Goods Sold and Gross Profit and Non-operating income sections also contributed to the decreased net income.
For the six months ended June 30, 2022, net income decreased by $131 million compared with the prior year primarily as result of the $121 million net gain on reorganization items and higher gross profit recognized in the prior year period. These decreases were partially offset by $44 million of non-operating income for six months ended June 30, 2022 as discussed above within the Non-operating income section.
Non-GAAP Measures
It is management’s intent to provide non-GAAP financial information to supplement the understanding of our business operations and performance, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the most directly comparable GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be comparable to other similarly titled measures used by other companies. Additionally, the non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for an analysis of the Company’s operating results as reported under GAAP.

EBITDA and Adjusted EBITDA (1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net income — GAAP	$85	$409	$173	$304
Interest expense, net of interest income	8	23	4	43
Tax expense	20	30	57	54
Depreciation	21	24	43	47
EBITDA (Non-GAAP)	134	486	277	448
Reorganization items, net (2)	1	(295)	2	(121)
Stock compensation expense (3)	3	1	5	3
Repositioning costs (4)	2	3	3	11
Foreign exchange (gain)/loss on debt, net	—	(24)	—	9
Loss on extinguishment of debt	5	—	5	—
Discounting costs on factoring	—	—	1	—
Other non-operating income (5)	(7)	(3)	(9)	(6)
Adjusted EBITDA (Non-GAAP)	$138	$168	$284	$344
(1)We evaluate performance on the basis of EBITDA and Adjusted EBITDA. We define “EBITDA” as our net income calculated in accordance with U.S. GAAP, plus the sum of net interest expense, tax expense and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of net reorganization items, stock compensation expense, repositioning costs, net foreign exchange (gain)/loss on debt, loss on extinguishment on debt, discounting costs on factoring and other non-operating income. We believe that EBITDA and Adjusted EBITDA are important indicators of operating performance and provide useful information for investors because:
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
(2)The Company applied ASC 852 for periods subsequent to the Petition Date to distinguish transactions and events that were directly associated with the Company’s reorganization from the ongoing operations of the business. Accordingly, certain expenses and gains incurred during the Chapter 11 Cases are recorded within Reorganization items, net in the Consolidated Interim Statements of Operations. See Note 1, Background and Basis of Presentation of the Notes to the Consolidated Interim Financial Statements.
(3)Stock compensation expense includes only non-cash expenses.
(4)Repositioning costs includes severance costs related to restructuring projects to improve future productivity.
(5)Reflects the non-service component of net periodic pension costs and other income that are non-recurring or not considered directly related to the Company's operations.

Adjusted EBITDA for the Three Months Ended June 30, 2022

For the three months ended June 30, 2022, net income decreased by $324 million versus the prior year as discussed above within the Results of Operations for the Three and Six Months Ended June 30, 2022 section.
Adjusted EBITDA decreased by $30 million compared to the prior year, mainly due to volume decreases, inflation on commodities, transportation and energy, as well as unfavorable foreign exchange impacts, partially offset by increased productivity and inflation pass-through net of pricing. Our volumes for the three months ended June 30, 2022 totaled 3.2 million units, representing a decrease of approximately 6% from the prior year and approximates the estimated decrease in global light vehicle production.
Our Adjusted EBITDA margin of 16.1% represented a year-over-year contraction of 190 basis points. During the three months ended June 30, 2022, we faced demand volatility driven mainly by the global semiconductor shortage and geopolitical tensions from the ongoing military conflict between Russia and Ukraine, resulting in supply chain disruptions.
We maintained our focus on productivity in the current year as rising commodity prices led to higher raw material costs, particularly for nickel, aluminum and steel alloys. We recovered a majority of the increases from our customer pass-through agreements, especially for nickel, and continue to negotiate with our customers for further escalators while actively managing our supply base and cost recovery mechanisms to minimize the impact of materials cost inflation. The increased productivity was partially offset by year-over-year labor inflation and increased premium freight costs driven by supply chain disruptions, transportation constraints and volume volatility, as well as higher SG&A expenses due to higher professional service fees and higher travel expenses.
R&D expenses increased $5 million which reflects our shift in investment in new technologies, increased hiring to accelerate growth in the new technologies and year-over-year labor inflation.
Losses in foreign currency from translational, transactional and hedging effects in the three months ended June 30, 2022, primarily driven by a lower Euro-to-US dollar exchange rate versus the prior-year period, also accounted for $15 million of the decrease in Adjusted EBITDA.

Adjusted EBITDA for the Six Months Ended June 30, 2022

For the six months ended June 30, 2022, net income decreased by $131 million versus the prior year as discussed above within the Results of Operations for the Three and Six Months Ended June 30, 2022 section.
Adjusted EBITDA decreased by $60 million compared to the prior year, mainly due to volume decreases, inflation on commodities, transportation and energy, as well as unfavorable foreign exchange impacts, partially offset by increased productivity, inflation pass-through net of pricing and a favorable mix. Our volumes for the six months ended June 30, 2022 totaled 6.6 million units, representing a decrease of approximately 8% from the prior year.
Our Adjusted EBITDA margin of 16.1% represented a year-over-year contraction of 170 basis points. During the six months ended June 30, 2022, we faced demand volatility driven mainly by the global semiconductor shortage and geopolitical tensions due to the ongoing military conflict between Russia and Ukraine, resulting in supply chain disruptions.
We maintained our focus on productivity in the current year as rising commodity prices led to higher raw material costs, particularly for nickel, aluminum and steel alloys. We recovered a majority of the cost increases from our customer pass-through agreements, especially for nickel, and continue to negotiate with our customers for further escalators while actively managing our supply base and cost recovery mechanisms to minimize the impact of materials, transportation and energy cost inflation. The increased productivity was partially offset by year-over-year labor inflation and increased premium freight costs driven by supply chain disruptions, transportation constraints and volume volatility.
R&D expenses increased $8 million which reflects our shift in investment in new technologies, increased hiring to accelerate growth in the new technologies and year-over-year labor inflation.
Losses in foreign currency from translational, transactional and hedging effects in the six months ended June 30, 2022, primarily driven by a lower Euro-to-US dollar exchange rate versus the prior-year period, also accounted for $28 million of the decrease in Adjusted EBITDA.

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
Following the completion of the Chapter 11 Cases and Emergence, including during the six months ended June 30, 2022, we funded our operations primarily through cash flows from operating activities, borrowings from Credit Facilities and cash and cash equivalents. As of June 30, 2022, the Company reported a cash and cash equivalents position of $146 million (not including $33 million in restricted cash as of June 30, 2022) as compared to $423 million as of December 31, 2021 (not including $41 million in restricted cash as of December 31, 2021). As of June 30, 2022, the Company had no borrowings outstanding under the Revolving Facility, no outstanding letters of credit, and available borrowing capacity of

$475 million. In addition, as of June 30, 2022, the Company had $1,180 million of principal outstanding on its Term Loan Facilities and $22 million in available letter of credit facilities.
During the six months ended June 30, 2022, we repaid $4 million on our Dollar Facility and $381 million related to our Series B Preferred Stock which included the final redemption payment, following which no shares of our Series B Preferred Stock remain outstanding. Additionally, holders of our Series A Preferred Stock are entitled to receive, and, as and if declared by a committee of disinterested directors of the Board out of funds legally available for such dividend, cumulative cash dividends at an annual rate of 11% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share. These dividends accumulate whether or not declared, and as of June 30, 2022, the aggregate accumulated dividend was approximately $174 million.
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
Additionally, pursuant to the Plan, on the Effective Date the Company issued 834,800,000 shares of Series B Preferred Stock to Honeywell in satisfaction of its claims against the Company arising from certain historical agreements between Honeywell and the Company. As of June 30, 2022, the Company has fully redeemed the Series B Preferred Stock. See Note 14, Mandatorily Redeemable Series B Preferred Stock of the Notes to the Consolidated Interim Financial

Statements and Note 16, Mandatorily Redeemable Series B Preferred Stock of the Consolidated Financial Statements for the year ended December 31, 2021 included in our 2021 Form 10-K for additional information regarding the Series B Preferred Stock.
Share Repurchase Program
On November 16, 2021, the Board of Directors authorized a $100 million share repurchase program valid until November 15, 2022, providing for the purchase of shares of Series A Preferred Stock and Common Stock. As of June 30, 2022, the Company had repurchased $22 million of its Series A Preferred Stock and Common Stock, with $78 million remaining under the share repurchase program. For more information, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Cash Flow Summary for the Six Months Ended June 30, 2022

	Six Months Ended June 30,
	2022	2021
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$177	$(391)
Investing activities	(52)	(39)
Financing activities	(393)	359
Effect of exchange rate changes on cash and restricted cash	(17)	(6)
Net decrease in cash, cash equivalents and restricted cash	$(285)	$(77)
Cash provided by operating activities increased by $568 million for the six months ended June 30, 2022 versus the prior year, primarily due to a $375 million payment made to Honeywell in the prior year pursuant to the Plan, and a decrease in net income, net of a $323 million increase in non-cash adjustments which included a $373 million gain recognized in prior year on reorganization items and a $35 million increase in the fair value of our undesignated derivative instruments. Favorable impacts from working capital of $75 million, which included incremental eligible receivables sold without recourse in the amount $37 million, also contributed to the increase in cash provided by operating activities, partially offset by a $74 million decrease mainly driven by other assets and liabilities.
Cash used for investing activities increased by $13 million for the six months ended June 30, 2022 versus the prior year, with the increase due to increased expenditures for property, plant and equipment.
Cash used for financing activities increased by $752 million for the six months ended June 30, 2022 compared with the prior year. The change was driven by $381 million paid for the final early redemption of our Series B Preferred Stock (exclusive of $28 million of the redemption attributable to interest and included in cash used for operating activities) and $3 million for repurchases of Series A Preferred Stock and Common Stock. Additionally, in 2021, there were $1,301 million of proceeds from issuance of Series A Preferred Stock and $1,221 million of proceeds from issuance of the new long-term debt, partially offset by $200 million repayments on the Company's senior secured super-priority debtor in-possession credit agreement entered into in connection with the Chapter 11 Cases, $370 million of full payment of our pre-petition revolving credit facility, $1,515 million payments of our pre-petition long term debt and $69 million payments made to holders of the Company's pre-Emergence common stock who made a cash-out election under the Plan.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
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
During the six months ended June 30, 2022, management completed a comprehensive review of our controls and procedures associated with complex and bespoke transactions, including revisiting such transactions with input from relevant subject matter experts as determined necessary, reassessing the understanding of each transaction, evaluating the application of the underlying accounting standards to the transactions, and verifying the completeness, accuracy and reasonableness of the final accounting conclusions. Management also updated the design of our controls to evaluate the need to involve relevant subject matter experts as part of the review controls associated with complex and bespoke accounting transactions. Management has evaluated and tested the implementation and operating effectiveness of the remedial controls and believes that the material weakness has been remediated as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
Other than the remedial measures discussed above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2022, the holders of our Series A Preferred Stock converted 100 shares of Series A Preferred Stock into 100 shares of Common Stock pursuant to the terms of the Certificate of Designations for the Series A Preferred Stock. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering.
On November 16, 2021, the Board of Directors authorized a $100 million share repurchase program valid until November 15, 2022, providing for the purchase of shares of Series A Preferred Stock and Common Stock. Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Exchange Act. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The following table summarizes our share repurchase activity for the three months ended June 30, 2022 and additional information regarding our share repurchase program:

Period	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2022 – April 30, 2022	—	$—	34,148	$8.82	34,148	$78,644,173
May 1, 2022 – May 31, 2022	—	—	25,172	7.29	25,172	78,460,690
June 1, 2022 – June 30, 2022	—	—	97,901	8.31	97,901	77,647,491
Total	—	$—	157,221	$8.26	157,221	$77,647,491
Other than the amounts repurchased as part of our share repurchase program, there were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended June 30, 2022.
Item 3. Defaults Upon Senior Securities
Holders of the Series A Preferred Stock will be entitled to receive, when, as and if declared by a committee of disinterested directors of the Board (which committee initially consisted of Daniel Ninivaggi, Julia Steyn, Robert Shanks and D’aun Norman) out of funds legally available for such dividend, cumulative cash dividends at an annual rate of 11% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share, accumulating daily and payable quarterly on January 1, April 1, July 1 and October 1, respectively, in each year. No cash dividends were declared in respect of the period ended June 30, 2022. As a result, as of June 30, 2022, there were $174 million of unpaid cumulative preference dividends on the shares of Series A Preferred Stock outstanding as of that date.
Except as otherwise disclosed in this Quarterly Report on Form 10-Q or reported previously in a Current Report on Form 8-K by the Company, none.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation of Garrett Motion Inc., dated April 30, 2021	8-K	001-38636	3.1	04/30/2021
3.2	Amended and Restated Certificate of Designations of Series A Cumulative Convertible Preferred Stock of Garrett Motion Inc.	10-Q	001-38636	3.2	04/28/2022
3.3	Second Amended and Restated Certificate of Designations of the Company’s Series B Preferred Stock	POS AM	333-256659	3.3	06/09/2022
3.40	Third Amended and Restated Bylaws of Garrett Motion Inc., dated October 27, 2021	10-K	001-38636	3.5	02/14/2022
10.1^	Amendment No. 2, dated March 23, 2022, to the Credit Agreement, dated April 30, 2021, among Garrett Motion Inc., Garrett LX I S.à r.l., Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	POS AM	333-256659	10.3	06/09/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.
^	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: July 28, 2022	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: July 28, 2022	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer