Form 10-Q
period 2022-09-30
Garrett Motion Inc.
filed 2022-10-26
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of October 21, 2022, the registrant had 64,818,357 shares of Common Stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions, except per share amounts)
Net sales (Note 3)	$945	$839	$2,705	$2,771
Cost of goods sold	767	676	2,183	2,219
Gross profit	178	163	522	552
Selling, general and administrative expenses	57	60	164	166
Other expense, net	1	—	2	1
Interest expense	18	25	61	70
Loss on extinguishment of debt	—	—	5	—
Non-operating income	(29)	(4)	(73)	(4)
Reorganization items, net (Note 1)	—	(9)	2	(130)
Income before taxes	131	91	361	449
Tax expense (Note 5)	26	28	83	82
Net income	105	63	278	367
Less: preferred stock dividend (Note 18)	(40)	(36)	(117)	(60)
Net income available for distribution	$65	$27	$161	$307

Earnings per common share
Basic	$0.21	$0.09	$0.52	$1.46
Diluted	$0.21	$0.09	$0.52	$1.15

Weighted average common shares outstanding
Basic	64,820,887	65,056,274	64,834,298	70,802,999
Diluted	65,250,287	65,081,343	65,118,021	318,580,250
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net income	$105	$63	$278	$367
Foreign exchange translation adjustment	10	(6)	13	37
Changes in fair value of effective cash flow hedges, net of tax (Note 16)	9	2	26	7
Changes in fair value of net investment hedges, net of tax (Note 16)	45	12	87	27
Total other comprehensive income, net of tax	64	8	126	71
Comprehensive income	$169	$71	$404	$438
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

	September 30, 2022	December 31, 2021
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$159	$423
Restricted cash	2	41
Accounts, notes and other receivables – net (Note 6)	797	747
Inventories – net (Note 8)	283	244
Other current assets	130	56
Total current assets	1,371	1,511
Investments and long-term receivables	32	28
Property, plant and equipment – net	419	485
Goodwill	193	193
Deferred income taxes	250	289
Other assets (Note 9)	338	200
Total assets	$2,603	$2,706
LIABILITIES
Current liabilities:
Accounts payable	$1,001	$1,006
Current maturities of long-term debt (Note 13)	7	7
Mandatorily redeemable Series B Preferred Stock (Note 15)	—	200
Accrued liabilities (Note 10)	331	295
Total current liabilities	1,339	1,508
Long-term debt (Note 13)	1,108	1,181
Mandatorily redeemable Series B Preferred Stock – long-term (Note 15)	—	195
Deferred income taxes	17	21
Other liabilities (Note 11)	241	269
Total liabilities	$2,705	$3,174
COMMITMENTS AND CONTINGENCIES (Note 20)
EQUITY (DEFICIT)
Series A Preferred Stock, par value $0.001; 245,390,067 and 245,921,617 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	$—	$—
Common Stock, par value $0.001; 1,000,000,000 and 1,000,000,000 shares authorized, 64,925,058 and 64,570,950 issued and 64,818,324 and 64,570,950 outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid–in capital	1,331	1,326
Retained deficit	(1,555)	(1,790)
Accumulated other comprehensive income (loss) (Note 17)	122	(4)
Total deficit	(102)	(468)
Total liabilities and deficit	$2,603	$2,706
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2022	2021
Cash flows from operating activities:
Net income	$278	$367
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Reorganization items, net	—	(423)
Deferred income taxes	16	10
Depreciation	64	70
Amortization of deferred issuance costs	6	5
Interest payments, net of debt discount accretion	(19)	18
Loss on extinguishment of debt	5	—
Foreign exchange loss	4	7
Stock compensation expense	8	5
Pension expense	—	(1)
Change in fair value of derivatives	(54)	—
Other	2	(3)
Changes in assets and liabilities:
Accounts, notes and other receivables	(166)	48
Inventories	(80)	(59)
Other assets	13	40
Accounts payable	180	(161)
Accrued liabilities	(2)	(19)
Obligations payable to Honeywell	—	(375)
Other liabilities	(17)	25
Net cash provided by (used for) operating activities	$238	$(446)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(78)	(74)
Other	—	1
Net cash used for investing activities	$(78)	$(73)
Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock	—	1,301
Proceeds from issuance of long-term debt, net of deferred financing costs	—	1,221
Payments of long-term debt	(5)	(1,513)
Payments of revolving credit facility	—	(370)
Payments of debtor-in-possession financing	—	(200)
Redemption of Series B Preferred stock	(381)	—
Payments for Cash-Out election	—	(69)
Payments for share repurchases	(4)	—
Payments for dividends	(42)	—
Debt financing costs	(4)	(8)
Net cash (used for) provided by financing activities	$(436)	$362
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(27)	(2)
Net decrease in cash, cash equivalents and restricted cash	(303)	(159)
Cash, cash equivalents and restricted cash at beginning of the period	464	693
Cash, cash equivalents and restricted cash at end of the period	$161	$534
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$38	$47
Interest paid	56	42
Reorganization items paid	4	342
Supplemental disclosure of non-cash investing and financing activities:
Issuance of Series B Preferred Stock	—	577
     The Notes to the Consolidated Interim Financial Statements are an integral part of this statement

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)

	Series A Preferred Stock				Common Stock				Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Deficit
	Shares		Amount		Shares		Amount
	(in millions)
Balance at December 31, 2020	—		$—		76		$—		$28	$(2,207)	$(129)	$(2,308)
Net loss	—		—		—		—		—	(105)	—	(105)
Other comprehensive income, net of tax	—		—		—		—		—	—	111	111
Stock-based compensation	—		—		—		—		2	—	—	2
Balance at March 31, 2021	—		—		76		—		$30	$(2,312)	$(18)	$(2,300)
Net income	—		—		—		—		—	409	—	409
Cash-out election	—		—		(11)		—		—	(69)	—	(69)
Issuance of Series A Preferred Stock	248		—		—		—		1,301	—	—	1,301
Other comprehensive loss, net of tax	—		—		—		—		—	—	(48)	(48)
Stock-based compensation	—		—		—		—		1	—	—	1
Balance at June 30, 2021	248		$—		65		$—		$1,332	$(1,972)	$(66)	$(706)
Net income	—		—		—		—		—	63	—	63
Other comprehensive income, net of tax	—		—		—		—		—	—	8	8
Stock-based compensation	—		—		—		—		2	—	—	2
Balance at September 30, 2021	248		$—		65		$—		$1,334	$(1,909)	$(58)	$(633)

	Series A Preferred Stock				Common Stock				Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Deficit
	Shares		Amount		Shares		Amount
	(in millions)
Balance at December 31, 2021	246		$—		64		$—		$1,326	$(1,790)	$(4)	$(468)
Net income	—		—		—		—		—	88	—	88
Share repurchases	—		—		—		—		(1)	(1)	—	(2)
Other comprehensive income, net of tax	—		—		—		—		—	—	23	23
Stock-based compensation	—		—		—		—		2	—	—	2
Balance at March 31, 2022	246		—		64		—		$1,327	$(1,703)	$19	$(357)
Net income	—	—	—	—	—	—	—	—	—	85	—	85
Share repurchases	—		—		—		—		(1)	—	—	(1)
Other comprehensive income, net of tax	—		—		—		—		—	—	39	39
Stock-based compensation	—		—		—		—		3	—	—	3
Balance at June 30, 2022	246		$—		64		$—		$1,329	$(1,618)	$58	$(231)
Net income	—		—		—		—		—	105	—	105
Share repurchases	—		—		—		—		(1)	—	—	(1)
Other comprehensive income, net of tax	—		—		—		—		—	—	64	64
Dividends declared	—		—		—		—		—	(42)	—	(42)
Stock-based compensation	—		—		—		—		3	—	—	3
Balance at September 30, 2022	246		$—		64		$—		$1,331	$(1,555)	$122	$(102)

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
Basis of Presentation
The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited Consolidated Interim Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 14, 2022 (our “2021 Form 10-K”). The results of operations for the three and nine months ended September 30, 2022 and cash flows for the nine months ended September 30, 2022 should not necessarily be taken as indicative of the entire year. All amounts presented are in millions, except per share amounts.
We report our quarterly financial information using a calendar convention: the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday to minimize the potentially disruptive effects of quarterly closing on our business processes. For differences in actual closing dates that are material to year-over-year comparisons of quarterly or year-to-date results have been adjusted for the three months ended September 30, 2022. Our actual closing dates for the three months ended September 30, 2022 and 2021 were October 1, 2022 and October 2, 2021, respectively.
We evaluate segment reporting in accordance with ASC 280, Segment Reporting. We concluded that Garrett operates in a single operating segment and a single reportable segment based on the operating results available and evaluated regularly by the chief operating decision maker (“CODM”), which is our Chief Executive Officer, to make decisions about resource allocation and performance assessment. The CODM makes operational performance assessments and resource allocation decisions on a consolidated basis, inclusive of all of the Company’s products across channels and geographies.
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
Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of the following for the three and nine months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Gain on settlement of Honeywell claims(1)	$—	$—	$—	$(502)
Advisor fees	—	(8)	—	172
Bid termination and expense reimbursement	—	—	—	79
Director’s and officers insurance	—	—	—	39
Expenses related to Senior Notes(2)	—	—	—	28
Write off pre-petition debt issuance cost	—	—	—	25
Employee stock cash out	—	—	—	13
Debtor in Possession ("DIP") financing fees	—	—	—	1
Other	—	(1)	2	15
Total reorganization items, net	$—	$(9)	$2	$(130)
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
Recently Issued Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04, Disclosure of Supplier Finance Program Obligations (Topic 405-50): Disclosure of Supplier Finance Purchase Obligations. The amendment in this update requires companies to disclose key terms of supplier financing programs used in connection with the purchase of goods and services, along with information about their obligations under these programs including a rollforward of those obligations. The guidance is effective for fiscal years beginning after December 15, 2022 on a retrospective basis, including interim periods within those fiscal years, except for the requirement to disclose rollforward information, which is effective on a prospective basis for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the guidance to determine the impact on its disclosures.
Note 3. Revenue Recognition and Contracts with Customers
Disaggregated Revenue
Net sales by region (determined based on country of shipment) and channel are as follows:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	OEM	Aftermarket	Other	Total	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$134	$54	$1	$189	$92	$49	$2	$143
Europe	381	41	6	428	348	40	5	393
Asia	288	14	6	308	271	12	6	289
Other	14	6	—	20	8	6	—	14
	$817	$115	$13	$945	$719	$107	$13	$839

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	OEM	Aftermarket	Other	Total	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$354	$159	$2	$515	$290	$129	$4	$423
Europe	1,181	117	21	1,319	1,263	117	21	1,401
Asia	765	34	18	817	853	36	20	909
Other	36	18	—	54	20	18	—	38
	$2,336	$328	$41	$2,705	$2,426	$300	$45	$2,771
Contract Balances
The following table summarizes our contract assets and liabilities balances:

	2022	2021
	(Dollars in millions)
Contract assets—January 1	$63	$61
Contract assets—September 30	51	56
Change in contract assets—(Decrease)/Increase	$(12)	$(5)
Contract liabilities—January 1	$(5)	$(2)
Contract liabilities—September 30	(9)	(4)
Change in contract liabilities—(Increase)/Decrease	$(4)	$(2)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Research and development costs	$38	$33	$112	$99
Engineering-related expenses	4	5	13	16
	$42	$38	$125	$115
Note 5. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Tax expense	$26	$28	$83	$82
Effective tax rate	19.8%	30.8%	23.0%	18.3%

The effective tax rate for the three months ended September 30, 2022 is lower than the effective tax rate for the three months ended September 30, 2021 primarily related to lower nondeductible expenses in addition to a decrease in withholding taxes on undistributed earnings.

The effective tax rate for the nine months ended September 30, 2022 is higher than the effective rate for the nine months ended September 30, 2021 primarily related to the nontaxable gain recognized in 2021 on the settlement of the Honeywell claims partially offset by nondeductible expenses recorded in the prior period and a decrease in withholding taxes on undistributed earnings.

The effective tax rate for the three months ended September 30, 2022 was lower than the U.S. federal statutory rate of 21% primarily due to a decrease in the withholding taxes on undistributed earnings.

The effective tax rate for the nine months ended September 30, 2022 is higher than the U.S. federal statutory rate of 21% primarily due to tax reserves, partially offset by lower taxes on non-U.S. earnings and the previously mentioned decrease in withholding taxes on undistributed earnings.

The effective tax rate can vary from quarter to quarter due to changes in the Company’s global mix of earnings, the resolution of income tax audits, changes in tax laws (including updated guidance on U.S. tax reform), deductions related to employee share-based payments, internal restructurings, and pension mark-to-market adjustments.

Note 6. Accounts, Notes and Other Receivables—Net

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Trade receivables	$645	$553
Notes receivable	85	121
Other receivables	75	78
	805	752
Less—Allowance for expected credit losses	(8)	(5)
	$797	$747
Trade receivables include $51 million and $63 million of unbilled customer contract asset balances as of September 30, 2022 and December 31, 2021, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. See Note 3, Revenue Recognition and Contracts with Customers.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Eligible receivables sold without recourse	$112	$104	$481	$437
Guaranteed bank notes sold without recourse	35	—	102	—
The expenses related to the sale of trade receivables and guaranteed bank notes are recognized within Other expense, net in the consolidated interim statements of operations, and were immaterial for the three and nine months ended September 30, 2022.

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Receivables sold but not yet collected by the bank from the customer	$12	$26
Guaranteed bank notes sold but not yet collected by the bank from the customer	1	—
As of September 30, 2022 the Company has no guaranteed bank notes pledged as collateral and at December 31, 2021, the Company has pledged as collateral $5 million of guaranteed bank notes, which have not been sold in order to be able to issue bank notes as payment to certain suppliers. Such pledged amounts are included as Notes receivable in our Consolidated Interim Balance Sheet.

Note 8. Inventories—Net

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Raw materials	$203	$162
Work in process	19	19
Finished products	90	92
	312	273
Less—Reserves	(29)	(29)
	$283	$244

Note 9. Other Assets

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Advanced discounts to customers, non-current	$50	$61
Operating right-of-use assets (Note 12)	43	51
Income tax receivable	27	27
Pension and other employee related	15	15
Designated cross-currency swaps	131	30
Designated and undesignated derivatives	64	7
Other	8	9
	$338	$200

Note 10. Accrued Liabilities

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Customer pricing reserve	$61	$72
Compensation, benefit and other employee related	67	76
Repositioning	9	10
Product warranties and performance guarantees - short-term (Note 20)	19	21
Income and other taxes	42	25
Advanced discounts from suppliers, current	9	14
Customer advances and deferred income (1)	28	23
Accrued interest	10	8
Short-term lease liability (Note 12)	9	9
Accrued freight	9	11
Dividends payable (Note 14)	42	—
Other (primarily operating expenses) (2)	26	26
	$331	$295
(1)Customer advances and deferred income include $9 million and $5 million of contract liabilities as of September 30, 2022 and December 31, 2021, respectively. See Note 3, Revenue Recognition and Contracts with Customers.
(2)Includes $4 million and $3 million of environmental liabilities as of September 30, 2022 and December 31, 2021, respectively.
The Company accrues repositioning costs related to projects to optimize its product costs and right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Interim Statements of Operations.

	Severance Costs	Exit Costs	Total
	(Dollars in millions)
Balance at December 31, 2021	$10	$—	$10
Charges	4	—	4
Usage—cash	(5)	—	(5)
Balance at September 30, 2022	$9	$—	$9

	Severance Costs	Exit Costs	Total
	(Dollars in millions)
Balance at December 31, 2020	$7	$—	$7
Charges	14	—	14
Usage—cash	(7)	—	(7)
Balance at September 30, 2021	$14	$—	$14

Note 11. Other Liabilities

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Income taxes	$107	$106
Pension and other employee related	48	61
Long-term lease liability (Note 12)	36	42
Advanced discounts from suppliers	8	16
Product warranties and performance guarantees – long-term (Note 20)	10	11
Environmental remediation – long term	13	15
Other	19	18
	$241	$269

Note 12. Leases
We have operating leases that primarily consist of real estate, machinery and equipment. Our leases have remaining lease terms of up to 15 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.

The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Operating lease cost	$4	$4	$12	$12
Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3	$3	$9	$9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2	18	4	23
Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2022	December 31, 2021
	(Dollars in millions)
Other assets	$43	$51
Accrued liabilities	9	9
Other liabilities	36	42

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	8.43	8.88
Weighted-average discount rate	5.61%	5.65%
Maturities of operating lease liabilities as of September 30, 2022 were as follows:

(Dollars in millions)
2022	$3
2023	10
2024	8
2025	7
2026	5
Thereafter	22
Total lease payments	55
Less imputed interest	(11)
$44

Note 13. Long-term Debt and Credit Agreements
The principal outstanding and carrying amounts of our long-term debt as of September 30, 2022 are as follows:

	Due	Interest Rate	September 30, 2022
Dollar Facility	4/30/2028	LIBOR plus 325 bps	$708
Euro Facility	4/30/2028	EURIBOR plus 350 bps	438
Total principal outstanding			1,146
Less: unamortized deferred financing costs			(31)
Less: current portion of long-term debt			(7)
Total long-term debt			$1,108
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
Under the first amendment, London Inter-bank Offered Rate ("LIBOR") was replaced as an available rate at which borrowings under the Revolving Facility could accrue with, for loans borrowed in U.S. Dollars, the daily overnight secured financing rate (“SOFR”) published by the Federal Reserve Bank of New York and for loans borrowed in Australian Dollars, the average bid reference rate administered by ASX Benchmarks Pty Limited. The Term Loan Facilities under the Credit Agreement continue to be able to accrue interest under the LIBOR, but will switch to an alternative benchmark rate upon the cessation of LIBOR after June 30, 2023. The Euro Facilities under the Credit Agreement continue to accrue interest under the Euro Interbank Offered Rate (“EURIBOR”).
The second amendment also removed the requirement that payments made in cash for the benefit of holders of shares of the Company's Series A Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock") on or before December 31, 2022 be made on a ratable basis to the holders of the Common Stock, and made additional clarifying amendments to certain provisions.
The amendments to our Credit Agreement as described above were accounted under ASC 470-50, Debt Modifications and Extinguishments as a debt modification that did not result in an extinguishment or have a material impact on our Consolidated Interim Financial Statements.
Under the Revolving Facility, the Company may use up to $125 million for the issuance of letters of credit to the Swiss Borrower or any of its subsidiaries. Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this kind, which issuances reduce availability under the Revolving Facility. As of September 30, 2022 the Company had no loans outstanding under the Revolving Facility, no outstanding letters of credit, and available borrowing capacity of approximately $475 million.
Separate from the Revolving Facility, the Company has a bilateral letter of credit facility, which also matures on April 30, 2026. On September 14, 2022, the Company amended the bilateral letter of credit agreement to reduce the available capacity from $35 million to $15 million. The maturity date and other terms of the amended agreement remained the same. As of September 30, 2022, the Company had $12 million utilized and $3 million of remaining available capacity under such facility.
Interest Rate and Fees
The Dollar Term Facility is subject to an interest rate, at our option, of either (a) an alternate base rate (“ABR”) (which shall not be less than 1.50%) or (b) an adjusted LIBOR rate (“LIBOR”) (which shall not be less than 0.50%), in each case, plus an applicable margin equal to 3.25% in the case of LIBOR loans and 2.25% in the case of ABR loans. The Euro Term Facility is subject to an interest rate equal to an adjusted EURIBOR rate (which shall not be less than zero) plus an applicable margin equal to 3.50%. Interest payments with respect to the Dollar and Euro Term Facilities are required either on a quarterly basis (for ABR loans) or at the end of each interest period (for LIBOR and EURIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months.
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
As of September 30, 2022, the Company was in compliance with all covenants.
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

Note 14. Series A Preferred Stock
On September 8, 2022, the Disinterested Directors Committee of the board of directors (the "Board") of the Company declared a cash dividend of $0.17 per share on the Company's Series A Preferred Stock. As of the record date of September 23, 2022, a total of 245,413,317 shares of Series A Preferred Stock were outstanding, resulting in an aggregate dividend amount of $42 million. Cash was transferred on September 28, 2022, to the transfer agent for the Series A Preferred Stock in the amount of $42 million for the settlement of the dividend which occurred on October 3, 2022. As of September 30,

2022, a dividend payable of $42 million was recorded within Accrued liabilities, and the cash held by the transfer agent was recorded within Other Current Assets.
As of September 30, 2022, the remaining unpaid cumulative dividends not yet declared on the shares of Series A Preferred Stock outstanding as of that date was $172 million.

Note 15. Mandatorily Redeemable Series B Preferred Stock
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

Note 16. Financial Instruments and Fair Value Measures
Our credit, market and foreign currency risk management policies are described in Note 19, Financial Instruments and Fair Value Measures, to the Consolidated Financial Statements for the year ended December 31, 2021 included in our 2021 Form 10-K. As of September 30, 2022 and December 31, 2021, we had contracts with aggregate gross notional amounts of $2,451 million and $2,788 million, respectively, to hedge interest rates and foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar and Korean Won.
Fair Value of Financial Instruments
The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

			Fair Value
	Notional Amounts		Assets			Liabilities
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021		September 30, 2022	December 31, 2021
Designated instruments:
Designated forward currency exchange contracts	$501	$382	$41	$9	(a)	$4	$1	(c)
Designated cross-currency swap	715	715	131	30	(b)	—	—
Total designated instruments	1,216	1,097	172	39		4	1
Undesignated instruments:
Undesignated interest rate swap	809	940	64	7	(b)	—	—
Undesignated forward currency exchange contracts	426	751	5	2	(a)	6	4	(c)
Total undesignated instruments	1,235	1,691	69	9		6	4
Total designated and undesignated instruments	$2,451	$2,788	$241	$48		$10	$5
(a) Recorded within Other current assets
(b) Recorded within Other assets
(c) Recorded within Accrued liabilities
As of September 30, 2022, the Company had outstanding interest rate swaps with an aggregate notional amount of €830 million, with maturities of April 2023, April 2024, April 2025, April 2026 and April 2027. The Company uses interest rate swaps specifically to mitigate variable interest risk exposure on its long-term debt portfolio and has not designated them as hedging instruments for accounting purposes.

The cross-currency swaps have been designated as net investment hedges of its Euro-denominated operations. As of September 30, 2022, an aggregate notional amount of €606 million was designated as net investment hedges of the Company’s investment in Euro-denominated operations. The cross-currency swaps’ fair values were net assets of $131 million at September 30, 2022. Our Consolidated Interim Statements of Comprehensive Income include Changes in fair value of net investment hedges, net of tax, of $45 million and $87 million, during the three and nine months ended September 30, 2022, respectively, related to these net investment hedges. No ineffectiveness has been recorded on the net investment hedges.
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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities	$1,115	$1,071	$1,188	$1,227
The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered Level 2.

Note 17. Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated Other Comprehensive Income (Loss) by component are set forth below:

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Net Investment Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance at December 31, 2020	$(81)	$(3)	$—	$(45)	$(129)
Other comprehensive income before reclassifications	37	5	27	—	69
Amounts reclassified from accumulated other comprehensive income	—	2	—	—	2
Net current period other comprehensive income	37	7	27	—	71
Balance at September 30, 2021	$(44)	$4	$27	$(45)	$(58)

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Net Investment Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance at December 31, 2021	$(43)	$7	$41	$(9)	$(4)
Other comprehensive income before reclassifications	13	43	87	—	143
Amounts reclassified from accumulated other comprehensive income	—	(17)	—	—	(17)
Net current period other comprehensive income	13	26	87	—	126
Balance at September 30, 2022	$(30)	$33	$128	$(9)	$122

Note 18. Earnings Per Share
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
Diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 is calculated using the more dilutive of the two-class or if-converted methods. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities. As previously disclosed in our 2021 Form 10-K, the basic and diluted earnings per share for the three and nine months ended September 30, 2021 have been restated in the table below as compared to the previously filed Quarterly Report on Form 10-Q for the corresponding period to correct for the calculation using the two-class and if-converted methods.

The details of the EPS calculations for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions except per share)
Basic earnings per share:
Net income	$105	$63	$278	$367
Less: preferred stock dividend	(40)	(36)	(117)	(60)
Net income available for distribution	65	27	161	307
Less: earnings allocated to participating securities	(51)	(21)	(127)	(203)
Net income available to common shareholders	$14	$6	$34	$104
Weighted average common shares outstanding- Basic	64,820,887	65,056,274	64,834,298	70,802,999
EPS – Basic	$0.21	$0.09	$0.52	$1.46

Diluted earnings per share:
Method used:	Two-class	Two-class	Two-class	If-converted
Weighted average common shares outstanding - Basic	64,820,887	65,056,274	64,834,298	70,802,999
Dilutive effect of unvested RSUs and other contingently issuable shares	429,400	25,069	283,723	8,289
Dilutive effect of participating securities	—	—	—	247,768,962
Weighted average common shares outstanding – Diluted	65,250,287	65,081,343	65,118,021	318,580,250
EPS – Diluted	$0.21	$0.09	$0.52	$1.15
The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. There were no options outstanding as of or during the three and nine months ended September 30, 2022 or during the three months ended September 30, 2021. For the nine months ended September 30, 2021, the weighted average number of stock options excluded from the computations was 175,497.

Note 19. Related Party Transactions
We lease certain facilities and receive property maintenance services from Honeywell, which was the owner of our Series B Preferred Stock that was fully redeemed by the Company on June 28, 2022, is a holder of our common stock and Series A Preferred Stock and has a director on our board of directors (the “Board”). We also contract with Honeywell for the occasional purchase of certain goods and services. Lease and service agreements were made at commercial terms prevalent in the market at the time they were executed.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Payments under agreements with Honeywell	$2	$2	$6	$6
Our payments under the agreements with Honeywell were included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Interim Statements of Operations. Related to the agreements with Honeywell, our Consolidated Interim Balance Sheet at September 30, 2022 and our Consolidated Balance Sheet at December 31, 2021 includes liabilities of $9 million and $15 million, respectively. Liability balances are primarily related to lease contracts of $6 million and $12 million as of September 30, 2022 and December 31, 2021, respectively.

Note 20. Commitments and Contingencies
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
On May 2, 2022, the plaintiffs filed a Third Amended Complaint (“TAC”) against all of the foregoing Defendants apart from Alessandro Gili and Su Ping Lu. On June 24, 2022, defendants moved to dismiss the TAC in its entirety, with prejudice. Plaintiffs filed their opposition on August 16, 2022, and defendants filed their reply brief on September 23, 2022. On September 22, 2022, the action was reassigned from Judge John P. Cronan to Judge Jennifer L. Rochon, who was recently appointed.
Brazilian Tax Matter
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits (“Befiex Credits”) between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of September 30, 2022 was $31 million, including penalties and interest. The Company appealed the infraction notice on October 23, 2020. In March 2021, in response to our request, the Brazilian Tax Authorities reconsidered their position for a portion of the $31 million mentioned above and allowed Garrett Motion Brazil the right to offset Federal Tax with the Befiex Credits. The letter does not qualify as a formal decision and requires formal recognition from the Judge and from the Federal Judgement Office in charge of the disputes. In August 2021, the $31 million claim was however suspended until Garrett Motion Brazil receives a final judicial decision. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Warranty and product performance guarantees at beginning of period	$30	$32	$32	$14
Accruals for warranties/guarantees issued during the year	3	5	10	16
Settlement of warranty/guarantee claims	(2)	(5)	(10)	(14)
Amounts reclassified from Liabilities subject to compromise	—	—	—	16
Foreign currency translation	(2)	—	(3)	—
Warranty and product performance guarantees at end of period	$29	$32	$29	$32
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

Note 21. Pension Benefits
We sponsor several funded U.S. and non-U.S. defined benefit pension plans. Significant plans outside the U.S. are in Switzerland and Ireland. Other pension plans outside the U.S. are not material to the Company, either individually or in the aggregate.
Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2022. We expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2022, of which $5 million has been contributed as of September 30, 2022.
Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plans		Non-U.S. Plan		U.S. Plans		Non-U.S. Plan
	2022	2021	2022	2021	2022	2021	2022	2021
	(Dollars in millions)
Service cost	$—	$—	$2	$3	$1	$1	$5	$8
Interest cost	1	1	—	—	4	3	1	1
Expected return on plan assets	(2)	(3)	(2)	(2)	(6)	(8)	(5)	(5)
Amortization of prior service (credit)	—	—	—	—	—	—	—	(1)
	$(1)	$(2)	$—	$1	$(1)	$(4)	$1	$3
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
The following MD&A is intended to help you understand the results of operations and financial condition of Garrett Motion Inc., for the three and nine months ended September 30, 2022.
Executive Summary
Our net sales for the three months ended September 30, 2022 were $945 million, representing an increase of $106 million or 13% (including an unfavorable impact of $105 million or 12% due to foreign currency translation) compared to the prior year. The increase in our sales, net of the impacts of foreign currency translation, was driven by higher volumes as markets partially recover from the semiconductor shortages in the prior year, and successful inflation pass through to customers net of pricing across all product lines. We also saw new product launches on gasoline and continued ramp up on programs in commercial vehicles.
For the three months ended September 30, 2022, our light vehicle product sales (which comprise diesel and gasoline products, including products for passenger cars, SUVs, light trucks, and other products) accounted for approximately 68% of our revenues. Commercial vehicle product sales (products for on- and off-highway trucks, construction, agriculture and power-generation machines) accounted for 19% of our revenues. Our OEM sales contributed approximately 87% of our revenues while our aftermarket and other products contributed 13% of our revenues. Approximately 45% of our revenues came from sales to customers located in Europe, 33% from sales to customers located in Asia, 20% from sales to customers in North America, and 2% from sales to customers in other international markets.
On September 8, 2022, the Company declared a cash dividend of $0.17 per share on its Series A Preferred Stock, payable to shareholders of record as of the close of business on September 23, 2022. On September 28, 2022, the Company transferred the aggregate dividend amount of $42 million to the transfer agent for the Series A Preferred Stock, for the settlement of the dividend to the shareholders of record, which occurred on October 3, 2022.
Macroeconomic disruptions
The automotive industry continues to be impacted by uncertainty due to worldwide semiconductor shortages, the COVID-19 pandemic, governmental responses to the pandemic including the lockdown measures in China, and geopolitical tensions in particular from the ongoing military conflict between Russia and Ukraine. The semiconductor shortage is expected to continue into 2023 although to a lesser extent compared to the previous year, and production levels may be reduced further should COVID-related lockdown measures persist or extend. The evolution of the conflict between Russia and Ukraine and the consequent energy shortage in Europe, especially during the winter season, may further expose supply related challenges for the automotive industry while adding inflationary pressure and triggering recessionary scenarios. The Company continues to review production levels at OEM plants and closely monitor supply-chain disruptions related to logistics and component shortages in order to minimize the impact of the bottleneck in supply and mitigate any potential disruption in production. Additionally, we implemented new procedures in 2021 for the monitoring of supplier risks and we believe we have substantially addressed such risks with manageable economic impacts including use of premium freight or adjusted payment terms that are limited in time. However, it is possible that additional supply chain constraints may appear for the industry as the global supply chain restarts. Finally, we have prepared contingency plans for multiple scenarios that we believe will allow us to react swiftly to changes in customer demand while protecting Garrett’s long-term growth potential.
Trends
The turbocharger industry is expected to increase from approximately 45 million units in 2022 to approximately 46 million units by 2026, according to IHS for light vehicles and Knibb, Gormezano and Partners ("KGP") for commercial vehicles on-highway and off-highway. The turbocharger industry growth is mainly driven by an expected increase in the penetration of hybrid vehicles, from 14 million hybrid cars globally in 2022 to an anticipated 29 million hybrid cars globally in 2026.
In the short to medium term, we continue to believe that turbocharger demand will grow as turbochargers remain one of the most cost-efficient levers to improve the fuel efficiency of conventional gasoline and diesel vehicles as well as hybrid vehicles. In addition, fuel cell vehicles also require a high-performance electric boosting system. In the commercial vehicle industry, we expect a slower transition to battery electric vehicles ("BEV"), due to specific mission profile and associated range and charging time constraints, which translates into more resilient turbocharger demand, as most on-highway commercial vehicles are turbocharged. In addition, low or zero emission alternative fuels for internal combustion engines ("ICE"), like natural gas or hydrogen, are expected to gain momentum in coming years, supporting continued turbocharger demand. We expect growth in the turbocharger industry in all regions, with special mention for high-growth regions in Asia, where rising income levels continue to drive long-term automotive and vehicle component demand. While these positive factors do not isolate the turbocharger industry from fluctuations in global vehicle production volumes, such factors may mitigate the negative impact of macroeconomic cycles.
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
The following tables show our revenues by geographic region and product line for the three and nine months ended September 30, 2022 and 2021, respectively.
By Geography

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	(Dollars in millions)
United States	$189	20%	$143	17%	$515	19%	$423	15%
Europe	428	45%	393	47%	1,319	49%	1,401	51%
Asia	308	33%	289	34%	817	30%	909	33%
Other	20	2%	14	2%	54	2%	38	1%
Total	$945		$839		$2,705		$2,771

By Product Line

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	(Dollars in millions)
Diesel	$238	25%	$225	27%	$729	27%	$823	30%
Gas	401	43%	332	39%	1,109	41%	1,066	38%
Commercial Vehicle	178	19%	162	19%	498	18%	537	19%
Aftermarket	115	12%	107	13%	328	12%	300	11%
Other	13	1%	13	2%	41	2%	45	2%
Total	$945		$839		$2,705		$2,771

Results of Operations for the Three and Nine Months Ended September 30, 2022
Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net sales	$945	$839	$2,705	$2,771
% change compared with prior period	12.6%		(2.4)%
For the three months ended September 30, 2022, net sales increased compared to prior year by $106 million or 13%, including an unfavorable impact of $105 million or 12% due to foreign currency translation driven by lower Euro-to-US dollar exchange rates. This increase is driven by higher volumes as markets recover from the semiconductor shortages experienced in the prior year, and $43 million of inflation recoveries net of pricing across all product lines.
Gasoline product sales increased by $69 million or 21% (including an unfavorable impact of $42 million or 13% due to foreign currency translation), primarily driven by favorable impacts from new product launches in North America which delivered incremental sales year over year, and market recovery in Europe and North America from the prior year's semiconductor shortages.
Diesel product sales increased by $13 million or 6% (including an unfavorable impact of $35 million or 15% due to foreign currency translation). This increase was mainly due to a market recovery in Europe, following the semiconductor shortages faced in the prior year.
Commercial vehicle sales increased by $16 million or 10% (including an unfavorable impact of $17 million or 10% due to foreign currency translation), primarily driven by strong demand in Europe, Japan and North America in a less disruptive environment for both on and off-highway combined with ramp up to peak volumes of new program while facing headwind in China due to lower local demand, following the implementation of heightened China 6a emissions standards for heavy-duty trucks on July 1, 2021.
Aftermarket sales improved by $8 million or 7% (including an unfavorable impact of $9 million or 9% due to foreign currency translation), primarily due to strong demand in North America and Europe related to favorable aftermarket conditions such as increased off-highway demand for new and service parts, as well as growth through new product introductions, favorable pricing impacts and improved shipment performance.

For the nine months ended September 30, 2022, net sales decreased compared to prior year by $66 million or 2%. This decrease was primarily due to an unfavorable impact of $215 million or 7% due to foreign currency translation driven by a lower Euro-to-US dollar exchange rate, and overall lower volumes for the year. These decreases were partially offset by $101 million of improved mix and $69 million of inflation recoveries net of pricing across all product lines.
Gasoline product sales increased by $43 million or 4% (including an unfavorable impact of $80 million or 8% due to foreign currency translation), primarily driven by new product launches in North America which delivered incremental sales year over year, partially offset by lower Euro-to-dollar exchange rates and lower sales in China due to the increased COVID-related lockdown measures implemented by the Chinese government in the six months ended June 30, 2022.
Diesel product sales decreased by $94 million or 11% (including an unfavorable impact of $77 million or 9% due to foreign currency translation). This decrease was mainly due to the global semiconductor shortage and other supply shortage at customers due to the ongoing geopolitical crisis and pandemic related disruptions, accentuated by the impact of higher sales for the nine months ended September 30, 2021 due to recovery in customer demand following pandemic-related disruptions in 2020.
Commercial vehicle sales decreased by $39 million or 7% (including an unfavorable impact of $35 million or 6% due to foreign currency translation), primarily driven by low demand in China in the nine months ended September 30, 2022, after a strong pre-buy effect in the six months ended June 30, 2021, partially compensated by strong demand in the rest of the world despite a complex supply environment and new launches ramping up.
Aftermarket sales improved by $28 million or 9% (including an unfavorable impact of $18 million or 6% due to foreign currency translation), primarily due to strong demand in North America and Europe related to favorable aftermarket conditions such as increased off-highway demand for new and service parts, increased revenues from our Performance and Motorsport Turbo business, new distributor openings, as well as growth through new product introductions and favorable pricing impacts.
Cost of Goods Sold and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Cost of goods sold	$767	$676	$2,183	$2,219
% change compared with prior period	13.5%		(1.6)%
Gross profit percentage	18.8%	19.4%	19.3%	19.9%

	Cost of Goods Sold		Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the three months ended September 30, 2021	$676		$163
Increase/(decrease) due to:
Volume	84		37
Product mix	34		6
Price, net of inflation pass-through	—		43
Commodity, transportation & energy inflation	52		(52)
Productivity, net	(14)		22
Research & development	7		(7)
Foreign exchange rate impacts	(72)		(34)
Cost of Goods Sold / Gross Profit for the three months ended September 30, 2022	$767	767	$178
For the three months ended September 30, 2022, cost of goods sold increased by $91 million, primarily driven by our higher sales volumes and an unfavorable product mix, which contributed to increases of $84 million and $34 million, respectively. Cost of goods sold further increased due to $52 million of inflation on commodities, transportation and energy costs, as well as $7 million increase in Research and development ("R&D") costs which reflects our shift in investment in new technologies and headcount increase year-over-year. Our continued focus on productivity contributed to a decrease in cost of goods sold of $14 million, net of $1 million of higher premium freight costs driven by supply chain disruptions, transportation constraints and volume volatility. Foreign currency impacts also contributed to decreases of $72 million.
Gross profit increased by $15 million, mainly driven by the higher sales volumes of $37 million and $43 million of inflation recoveries from customer pass-through agreements net of pricing reductions. Furthermore, gross profit increased $22 million from higher productivity and $6 million of favorable product mix. These increases were partially offset by $52 million inflation on commodities, transportation and energy costs, as well as higher premium freight costs, as discussed above, and $7 million of higher R&D costs.

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the nine months ended September 30, 2021	$2,219	$552
Increase/(decrease) due to:
Volume	(23)	(10)
Product mix	81	20
Price, net of inflation pass-through	—	69
Commodity, transportation & energy inflation	101	(101)
Productivity, net	(60)	71
Research & development	15	(15)
Foreign exchange rate impacts	(150)	(64)
Cost of Goods Sold / Gross Profit for the nine months ended September 30, 2022	$2,183	$522
For nine months ended September 30, 2022, cost of goods sold decreased by $36 million, primarily driven by our lower sales volumes and foreign currency impacts which contributed to decreases of $23 million and $150 million, respectively. Our continued focus on productivity also contributed to a decrease in cost of goods sold of $60 million, net of $8 million of higher premium freight costs driven by supply chain disruptions, transportation constraints and volume volatility. These decreases were partially offset by $101 million of inflation on commodities, transportation and energy costs, as well as $81 million due to an unfavorable product mix. R&D expenses also increased by $15 million which reflects our shift in investment in new technologies and headcount increase year-over-year.
Gross profit decreased by $30 million, mainly driven by the lower sales volumes, inflation on commodities, transportation and energy costs, as well as higher premium freight costs as discussed above. Higher R&D costs and $64 million of unfavorable foreign currency translational, transactional and hedging effects also reduced our gross profit. These decreases were partially offset by $71 million of higher productivity and $69 million of inflation recoveries from customer pass-through agreements net of pricing reductions.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Selling, general and administrative expense	$57	$60	$164	$166
% of sales	6.0%	7.1%	6.1%	6.0%
Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2022 decreased by $3 million compared with the prior year, primarily due to $6 million of favorable impacts from foreign exchange rates and $3 million of lower professional services costs, partially offset by $4 million of increased bad debt expense and $1 million of higher travel expenses.
For the nine months ended September 30, 2022, SG&A decreased by $2 million versus the prior year. This decrease was driven by $13 million benefit from favorable foreign exchange rates compared to the prior year and $7 million of lower employee-related costs which reflect not only lower expected employee incentive payout, but also $2 million of one-time cash continuity awards that were recognized in 2021. These decreases were partially offset by $6 million of higher professional services costs, $3 million from increased travel expenses and $9 million of higher bad debt expenses due primarily to a non-recurring bad debt recovery recognized during the first quarter of 2021.

Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Interest expense	$18	$25	$61	$70
For the three months ended September 30, 2022, interest expense decreased by $7 million compared to the prior year, primarily due to $11 million of interest accretion in 2021 on our Series B Preferred Stock that was issued at Emergence and fully early redeemed by June 2022, partially offset by $3 million of higher interest expense on our current Dollar Term Facility.
For the nine months ended September 30, 2022, interest expense decreased by $9 million compared to the prior year, primarily due to $8 million of higher interest accretion on our Series B Preferred Stock in 2021 that was fully early redeemed by the end of June 2022 and $1 million of lower interest expense from the extinguishment of our pre-emergence debt and concurrent issuance of the Credit Facilities, effective at Emergence.
Non-operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Non-operating income	$(29)	$(4)	$(73)	$(4)
For the three months ended September 30, 2022, non-operating income increased by $25 million from $4 million in the prior year and comprised of $25 million of interest income primarily from unrealized marked-to-market gains on our interest rate swaps.
For the nine months ended September 30, 2022, non-operating income increased by $69 million and comprised of $63 million of interest income primarily from unrealized marked-to-market gains on our interest rate swaps and $4 million of other non-operating gains partially offset by $6 million of foreign exchange remeasurement losses and $3 million related to non-service components of net periodic pension benefits.
Reorganization items, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Reorganization items, net	$—	$(9)	$2	$(130)
There were no expenses incurred for Reorganization items, net for the three months ended September 30, 2022. During the prior year period, reorganization items, net amounted to a $9 million gain, representing the reversal of excess accrual of professional service fees related to the Chapter 11 Cases.
For the nine months ended September 30, 2022, reorganization items, net was an expense of $2 million related to professional service fees incurred for the remaining main Chapter 11 Case. During the prior year period, reorganization items, net amounted to $130 million gain, representing $502 million gain on settlement of Honeywell claims, partially offset by $173 million professional service fees related to the Chapter 11 Cases, $79 million related to the termination of and expense reimbursement under that certain share and asset purchase agreement entered into on the Petition Date by the Debtors, AMP Intermediate B.V. and AMP U.S. Holdings, LLC (the “Stalking Horse Purchase Agreement"), $39 million Directors and Officers insurance related to Chapter 11 Cases, $25 million write off on debt issuance costs of the Company's pre-petition term loan facilities, $13 million in employee stock awards cancellation and $43 million in other costs mainly related to unsecured notes settlement.

Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Tax expense	$26	$28	$83	$82
Effective tax rate	19.8%	30.8%	23.0%	18.3%
The effective tax rate for the three months ended September 30, 2022 is lower than the effective tax rate for the three months ended September 30, 2021 primarily related to lower nondeductible expenses in addition to a decrease in withholding taxes on undistributed earnings.
The effective tax rate for the nine months ended September 30, 2022 is higher than the effective rate for the nine months ended September 30, 2021 primarily related to the nontaxable gain recognized in 2021 on the settlement of the Honeywell claims partially offset with nondeductible expenses recorded in the prior period and a decrease in withholding taxes on undistributed earnings.
Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net income	$105	$63	$278	$367
Net income for the three months ended September 30, 2022 increased by $42 million compared with the prior year, primarily due to the $15 million increase in gross profit and $25 million increase in non-operating income, as discussed in the above sections.
For the nine months ended September 30, 2022, net income decreased by $89 million compared with the prior year primarily as result of the $132 million net gain on reorganization items recognized in prior year and $30 million of lower gross profit, partially offset by the increase in non-operating income, as discussed in above sections.

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

EBITDA and Adjusted EBITDA (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in millions)
Net income — GAAP	$105	$63	$278	$367
Interest expense, net of interest income	(9)	24	(5)	67
Tax expense	26	28	83	82
Depreciation	21	23	64	70
EBITDA (Non-GAAP)	143	138	420	586
Reorganization items, net (2)	—	(9)	2	(130)
Stock compensation expense (3)	3	2	8	5
Repositioning costs (4)	1	3	4	14
Foreign exchange loss on debt, net	—	—	—	9
Loss on extinguishment of debt	—	—	5	—
Discounting costs on factoring	1	—	2	—
Other non-operating income (5)	(2)	(3)	(11)	(9)
Professional service costs (6)	—	1	—	1
Capital tax expense (7)	—	2	—	2
Adjusted EBITDA (Non-GAAP)	$146	$134	$430	$478
(1)We evaluate performance on the basis of EBITDA and Adjusted EBITDA. We define “EBITDA” as our net income calculated in accordance with U.S. GAAP, plus the sum of net interest expense, tax expense and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of net reorganization items, stock compensation expense, repositioning costs, net foreign exchange loss on debt, loss on extinguishment on debt, discounting costs on factoring, other non-operating income and professional service costs and capital tax expense incurred in conjunction with our reorganization. We believe that EBITDA and Adjusted EBITDA are important indicators of operating performance and provide useful information for investors because:
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

(6)Professional service costs consist of professional service fees related to strategic planning for the Company. Costs incurred in 2021 relate to strategic planning activities for the Company which occurred following the Effective Date. We consider these costs to be unrelated to our ongoing core business operations.
(7)The canton of Vaud, Switzerland, generally provides for crediting the cantonal corporate income tax against capital tax. There was no income tax payable for the period ended September 30, 2021 and therefore the 2021 capital tax due of $2 million was recorded in SG&A.

Adjusted EBITDA for the Three Months Ended September 30, 2022

For the three months ended September 30, 2022, net income increased by $42 million versus the prior year as discussed above within the Results of Operations for the Three and Nine Months Ended September 30, 2022 section.
Adjusted EBITDA increased by $12 million compared to the prior year, mainly due to volume increases, increased productivity and inflation pass-through net of pricing, which contributed to a year over year contraction of 60 basis points on our Adjusted EBITDA margin. The increase in Adjusted EBITDA were partially offset by inflation on commodities, transportation and energy, as well as unfavorable foreign exchange impacts. Our volumes for the three months ended September 30, 2022 totaled 3.6 million units, representing an increase of approximately 15% from the prior year.
During the three months ended September 30, 2021, we faced demand volatility driven mainly by the global semiconductor shortage, resulting in supply chain disruptions. However, we have started to see customer demand increases and market recovery during the three months ended September 30, 2022, as well as favorable impacts from new product launches in gasoline and ramp up to peak volumes on programs in commercial vehicles.
We maintained our focus on productivity in the current year as rising commodity prices led to higher raw material costs, particularly for nickel, aluminum and steel alloys. We recovered a majority of the increases from our customer pass-through agreements, especially for nickel, and continue to negotiate with our customers for further escalators while actively managing our supply base and cost recovery mechanisms to minimize the impact of materials cost inflation. The increased productivity was partially offset by year-over-year labor inflation and increased premium freight costs driven by supply chain disruptions, transportation constraints and volume volatility, while managing to decrease our SG&A expenses due to lower professional service fees, despite higher travel expenses and an increased bad debt expense.

R&D expenses increased $7 million which reflects our shift in investment in new technologies, increased hiring to accelerate growth in the new technologies and year-over-year labor inflation.

Losses in foreign currency from translational, transactional and hedging effects in the three months ended September 30, 2022, primarily driven by a lower Euro-to-US dollar exchange rate versus the prior-year period, also accounted for $27 million of the decrease in Adjusted EBITDA.

Adjusted EBITDA for the Nine Months Ended September 30, 2022

For the nine months ended September 30, 2022, net income decreased by $89 million versus the prior year as discussed above within the Results of Operations for the Three and Nine Months Ended September 30, 2022 section.
Adjusted EBITDA decreased by $48 million compared to the prior year, mainly due to volume decreases, inflation on commodities, transportation and energy as well as unfavorable foreign exchange impacts, partially offset by increased productivity, inflation pass-through net of pricing, which contributed to a year over year contraction of 140 basis points on our Adjusted EBITDA margin. Our volumes for the nine months ended September 30, 2022 totaled 10.2 million units, representing a decrease of approximately 1% from the prior year.
During the first six months of 2022, we faced demand volatility driven mainly by the global semiconductor shortage and geopolitical tensions due to the ongoing military conflict between Russia and Ukraine, resulting in supply chain disruptions. We have, however, started to see improved customer demand and market recovery during the three months ended September 30, 2022, as well as favorable impacts from new product launches in gasoline.
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
R&D expenses increased $15 million which reflects our shift in investment in new technologies, increased hiring to accelerate growth in the new technologies and year-over-year labor inflation.
Losses in foreign currency from translational, transactional and hedging effects in the nine months ended September 30, 2022, primarily driven by a lower Euro-to-US dollar exchange rate versus the prior-year period, also accounted for $55 million of the decrease in Adjusted EBITDA.

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
Following the completion of the Chapter 11 Cases and Emergence, including during the nine months ended September 30, 2022, we funded our operations primarily through cash flows from operating activities, borrowings from Credit Facilities and cash and cash equivalents. As of September 30, 2022, the Company reported a cash and cash equivalents position of $159 million (not including $2 million in restricted cash as of September 30, 2022) as compared to $423 million as of December 31, 2021 (not including $41 million in restricted cash as of December 31, 2021). As of September 30, 2022, the Company had no borrowings or letters of credit outstanding under the Revolving Facility, and available borrowing capacity of $475 million. In addition, as of September 30, 2022, the Company had $1,146 million of principal outstanding on its Term Loan Facilities and had utilized $12 million of the bilateral letter of credit facilities with $3 million of remaining available capacity.
During the nine months ended September 30, 2022, we repaid $5 million on our Dollar Facility and $381 million related to our Series B Preferred Stock which included the final early redemption payment, following which no shares of our Series B Preferred Stock remain outstanding. Additionally, holders of our Series A Preferred Stock are entitled to receive, when, as and if declared by a committee of disinterested directors of the Board out of funds legally available for such dividend, cumulative cash dividends at an annual rate of 11% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share. These dividends accumulate whether or not declared. During the nine months ended September 30, 2022, we declared a cash dividend of $0.l7 per share on our Series A Preferred Stock for a total aggregate dividend of $42 million. As of September 30, 2022, the aggregate accumulated undeclared and unpaid dividend was approximately $172 million.
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
In connection with the Company’s Emergence and pursuant to the Plan, the Company issued 247,768,962 shares of the Company’s Series A Preferred Stock certain affiliated funds of Centerbridge Partners, L.P., certain affiliated funds of Oaktree Capital Management, L.P. and certain other investors and parties. All outstanding Series A Preferred Stock will convert into Common Stock of the Company automatically upon the occurrence of certain triggering events. Additionally, holders of the Series A Preferred Stock have the right to convert their shares of Series A Preferred Stock into Common Stock effective on January 1, April 1, July 1 and October 1 in each year. As the Certificate of Designations governing the Series A Preferred Stock prohibits the issuance of fractional shares of Common Stock upon the conversion of any shares of Series A Preferred Stock, the Company must pay a cash adjustment in respect of any such fractional share of Common Stock that would be issuable pursuant to a conversion. See Note 21, Equity of the Consolidated Financial Statements for the year ended December 31, 2021 included in our 2021 Form 10-K for additional information regarding the Series A Preferred Stock.

Additionally, pursuant to the Plan, on the Effective Date, the Company issued 834,800,000 shares of Series B Preferred Stock to Honeywell in satisfaction of its claims against the Company arising from certain historical agreements between Honeywell and the Company. As of September 30, 2022, the Company has fully early redeemed the Series B Preferred Stock. See Note 15, Mandatorily Redeemable Series B Preferred Stock of the Notes to the Consolidated Interim Financial Statements and Note 17, Mandatorily Redeemable Series B Preferred Stock of the Consolidated Financial Statements for the year ended December 31, 2021 included in our 2021 Form 10-K for additional information regarding the Series B Preferred Stock.
Share Repurchase Program
On November 16, 2021, the Board of Directors authorized a $100 million share repurchase program valid until November 15, 2022, providing for the purchase of shares of Series A Preferred Stock and Common Stock. As of September 30, 2022, the Company had repurchased $24 million of its Series A Preferred Stock and Common Stock, with $76 million remaining under the share repurchase program. For more information, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Cash Flow Summary for the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2022	2021
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$238	$(446)
Investing activities	(78)	(73)
Financing activities	(436)	362
Effect of exchange rate changes on cash and restricted cash	(27)	(2)
Net decrease in cash, cash equivalents and restricted cash	$(303)	$(159)
Cash provided by operating activities increased by $684 million for the nine months ended September 30, 2022 versus the prior year, primarily due to a $375 million payment made to Honeywell in the prior year pursuant to the Plan, and a decrease in net income of $89 million, net of a $344 million increase in non-cash adjustments which included a $423 million gain recognized in prior year on reorganization items and a $54 million increase in the fair value of our undesignated derivative instruments. Favorable impacts from working capital of $106 million also contributed to the increase in cash provided by operating activities, partially offset by a $52 million decrease mainly driven by other assets and liabilities.
Cash used for investing activities increased by $5 million for the nine months ended September 30, 2022 versus the prior year, with the increase due to increased expenditures for property, plant and equipment.
Cash used for financing activities increased by $798 million for the nine months ended September 30, 2022 compared with the prior year. The change was driven by $381 million paid for the final early redemption of our Series B Preferred Stock (exclusive of $28 million of the redemption attributable to interest and included in cash used for operating activities), $42 million of cash transferred to the transfer agent for settlement of our Series A Preferred Stock dividend declared on September 8, 2022, and $4 million for repurchases of Series A Preferred Stock and Common Stock. Additionally, in 2021, there were $1,301 million of proceeds from issuance of Series A Preferred Stock and $1,221 million of proceeds from issuance of the new long-term debt, partially offset by $200 million repayments on the Company's senior secured super-priority debtor in-possession credit agreement entered into in connection with the Chapter 11 Cases, $370 million of full payment of our pre-petition revolving credit facility, $1,513 million payments of our pre-petition long term debt and $69 million payments made to holders of the Company's pre-Emergence common stock who made a cash-out election under the Plan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2022, the net fair value of all financial instruments with exposure to currency risk was a $167 million asset. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be $83 million and $(149) million, respectively, at September 30, 2022 exchange rates. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
There have been no material changes to the Company’s quantitative and qualitative disclosures about interest rate or commodity price risks as disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, in our 2021 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For additional information regarding our legal proceedings, see Note 20, Commitments and Contingencies of the Notes to the Consolidated Interim Financial Statements.
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
The ongoing conflict between Russia and Ukraine has impacted our results of operations and could create or exacerbate certain risks we face to our business, financial condition and results of operations
Russia’s invasion of Ukraine and the global response, including the imposition of financial and economic sanctions by the United States and other countries, has created supply constraints that have impacted, and may continue to impact, our results of operations and could create or exacerbate risks facing our business. Although we do not presently expect the impacts of the ongoing conflict on our operating results to be material, certain risks that we have identified in our 2021 Form 10-K may be exacerbated. For example, the conflict has and may continue to lead to energy shortages in Europe, and a prolonged or intensified conflict could result in acute shortages of raw materials and price inflation on transportation costs, materials, and energy which in turn may adversely impact our supply chain. If the conflict expands beyond Ukraine, it could negatively impact our operations in neighboring countries such as Romania and Slovakia. An escalation of geopolitical tensions due to the ongoing conflict, including increased sanctions or restrictions on global trade, could also result in further supply chain disruptions, reduced customer demand, state-sponsored cyberattacks as well as increased volatility in the financial markets, all of which could have an adverse impact on our business and operations. These and other risks are described more fully in our 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2022, the holders of our Series A Preferred Stock converted 30 shares of Series A Preferred Stock into 30 shares of Common Stock pursuant to the terms of the Certificate of Designations for the Series A Preferred Stock. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering.
On November 16, 2021, the Board of Directors authorized a $100 million share repurchase program valid until November 15, 2022, providing for the purchase of shares of Series A Preferred Stock and Common Stock. Our stock repurchases may occur through open market purchases, privately negotiated transactions or trading plans pursuant to Rule 10b5-1 of the Exchange Act. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements, restricted payment capacity under our debt instruments and other factors. The repurchase program may be suspended, modified or discontinued at any time without prior notice. The following table summarizes our share repurchase activity for the three months ended September 30, 2022 and additional information regarding our share repurchase program:

Period	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2022 – July 31, 2022	—	$—	88,082	$7.92	88,082	$76,975,175
August 1, 2022 – August 31, 2022	—	—	732	7.76	732	76,969,495
September 1, 2022 – September 30, 2022	—	—	75,957	7.62	75,957	76,390,352
Total	—	$—	164,771	$7.78	164,771	$76,390,352
Other than the amounts repurchased as part of our share repurchase program, there were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended September 30, 2022.
Item 3. Defaults Upon Senior Securities
Holders of the Series A Preferred Stock will be entitled to receive, when, as and if declared by a committee of disinterested directors of the Board (which committee initially consisted of Daniel Ninivaggi, Julia Steyn, Robert Shanks and D’aun Norman) out of funds legally available for such dividend, cumulative cash dividends at an annual rate of 11% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share, accumulating daily and payable quarterly on January 1, April 1, July 1 and October 1, respectively, in each year. Cash dividends in the aggregate amount of $42 million were declared in respect of the period ended September 30, 2022. As a result, as of September 30, 2022, there were $172 million of unpaid and undeclared cumulative preference dividends on the shares of Series A Preferred Stock outstanding as of that date.
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

Garrett Motion Inc.

Date: October 26, 2022	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: October 26, 2022	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer