Form 10-K
period 2022-12-31
Garrett Motion Inc.
filed 2023-02-14
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. x

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $501 million based on the closing price of its shares of Common Stock, par value $0.001 per share, on the Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant’s second fiscal quarter.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of February 8, 2023, the registrant had 64,842,997 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended ("the Securities Act"). All statements other than statements of historical fact contained in this Annual Report, including without limitation statements regarding our future results of operations and financial position, expectations regarding the growth of the turbocharger and electric vehicle markets and other industry trends, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, anticipated investments in our business, our business strategy, pending litigation, anticipated interest expense, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described in Part I, Item 1A. “Risk Factors,” of this Annual Report and in our other filings with the Securities and Exchange Commission (the "SEC").
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

PART I
Item 1. Business
Our Company
Garrett designs, manufactures and sells highly engineered turbocharger and electric-boosting technologies for light and commercial vehicle original equipment manufacturers (“OEMs”) and the global vehicle independent aftermarket as well as automotive software solutions. These OEMs, in turn, ship to consumers globally. We are a global technology leader with significant expertise in delivering products for internal combustion engines ("ICE") using gasoline, diesel, natural gas and electrified powertrains (hybrid and fuel cell). Additionally, we are currently in the development stage of turbochargers for internal combustion engines using hydrogen as fuel and other highly engineered components for zero emission vehicles. These products are key enablers for fuel (and/or energy) economy and emissions standards compliance.
The turbocharger industry is expected to increase from approximately 46 million units in 2022 to approximately 48 million units by 2024, then gradually plateau and drop to approximately 41 million units by 2028, according to S&P ("S&P", formerly IHS) for light vehicles and Knibb, Gormezano and Partners ("KGP") and Power Systems Research ("PSR") for on-highway and off-highway commercial vehicles. The turbocharger industry growth is mainly driven in the short and medium term by an expected increase in the penetration of hybrid vehicles, from approximately 13 million hybrid cars globally in 2022 to an anticipated 29 million hybrid cars globally in 2026.
In 2022, a significant increase in battery electric vehicle (“BEV”) production has been observed in Europe and China, with BEV representing, respectively, 8% and 18% of light vehicles produced. In China, renewed sales incentives, especially in Tier 2 and Tier 3 cities, as well as non-financial incentives such as more generous license-plate quotas for major metropolitan areas, have bolstered Chinese BEV penetration. In the long-term, the proposal in the European Union ("E.U.") for all new cars to be zero-emission at tail pipe by 2035, as well as local regulations, could drive a further increase of BEV penetration in Europe beyond currently forecasted levels. In the United States of America ("US" or "United States"), the tightening of CO2/mileage targets is expected to drive higher turbo penetration in the short to medium-term. The President of the United States signed an executive order with the goal of making half of all new vehicles sold in 2030 zero-emissions vehicles, including battery electric, plug-in hybrid electric, or fuel cell electric vehicles, which is expected to accelerate the electrification trend in the mid-to-long term. Garrett's portfolio for hybrid powertrains includes new electric boosting solutions that leverage our unique technologies for electrical high speed boosting machinery. Garrett's product portfolio also includes fuel cell compressors for which we are developing the third generation. We are well positioned to take advantage of growing opportunities especially in the application of commercial vehicles. In China, the roadmap released by the China Society of Automotive Engineers, Energy-saving and New Energy Vehicle Technology Roadmap 2.0, outlines a technology path for the next ten years that aims to find a balance between fuel consumption improvement for hybrids and the introduction of electric vehicles. In that context, the turbocharger industry is expected to keep contributing to fuel economy optimization of gasoline, diesel vehicles and hybrid vehicles.
In the short to medium term, we continue to believe that turbocharger demand will grow as turbochargers remain one of the most cost-efficient levers to improve the fuel efficiency of gasoline, diesel and hybrid vehicles. In 2021, Garrett won the prestigious Automotive News PACE™ award for the industry's first E-turbo that successfully launched in 2022. The unique high speed electric motor technology developed for this product came from Garrett's fuel cell compressors that are required by fuel cell vehicles. Additionally, this technology also offers opportunities for new products to support all types of electrified drivetrains. In the commercial vehicle industry, we expect a slower transition to BEVs due to the requirements of specific applications and associated range and charging time constraints, which translates into more resilient turbocharger demand, as most commercial vehicles are turbocharged. In addition, low or zero emission alternative fuels for ICE, like natural gas or hydrogen, are expected to gain momentum in coming years, supporting continued turbocharger demand. Growth in the turbocharger industry is expected globally, with special mention for high-growth regions in Asia, where rising income levels continue to drive long-term automotive demand. While these positive factors do not isolate the turbocharger industry from fluctuations in global vehicle production volumes, such factors may assist in mitigating the negative impact of macroeconomic cycles. In addition, approximately 30% of our revenue comes from commercial vehicle and aftermarket sales that are less sensitive to the trend of electrification.
Emergence from Chapter 11
On September 20, 2020 (the “Petition Date”), the Company and certain of its subsidiaries (collectively, the “Debtors”) each filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). The

Debtors’ chapter 11 cases (the “Chapter 11 Cases”) were jointly administered under the caption “In re: Garrett Motion Inc., 20-12212.” On April 20, 2021, the Debtors filed the Revised Amended Plan of Reorganization (the “Plan”). On April 26, 2021, the Bankruptcy Court entered an order (the “Confirmation Order”) among other things, confirming the Plan. On April 30, 2021 (the “Effective Date”), the conditions to the effectiveness of the Plan were satisfied or waived and the Company emerged from bankruptcy (the "Emergence").
Macroeconomic disruptions

The automotive industry continues to be impacted by uncertainty due to worldwide semiconductor shortages, the Covid-19 pandemic, governmental responses to the pandemic including the lockdown measures in China, and geopolitical tensions. The semiconductor shortage is expected to continue into 2023 although to a lesser extent compared to the previous year, and production levels may be reduced further should Covid-related lockdown measures persist or extend. The evolution of geopolitical conflicts and the consequent energy shortage in Europe, especially during the winter season, may further expose supply related challenges for the automotive industry while adding inflationary pressure and triggering recessionary scenarios. The Company continues to review production levels at OEM plants and closely monitor supply-chain disruptions related to logistics and component shortages in order to minimize the impact of the bottleneck in supply and mitigate any potential disruption in production. Additionally, we have in place procedures for the monitoring of supplier risks and we believe we have substantially addressed such risks with manageable economic impacts including use of premium freight or adjusted payment terms that are limited in time. We have prepared contingency plans for multiple scenarios that we believe will allow us to react swiftly to changes in customer demand while protecting Garrett’s long-term growth potential. See "- Risks Relating to our Business - Volatility in the cost and availability of raw materials, components, energy and transportation, in addition to disruptions in the supply chain, including supplier insolvency, has increased, and may continue to increase, the cost of our products and services, and may impact our ability to meet commitments to customers and cause us to incur significant liabilities." - in Item 1A - Risk Factors of this Annual Report.
Analyst consensus for the full year 2022 estimates growth of approximately 6% in global light vehicle production and approximately 15% drop in commercial vehicle production. As for the turbocharger industry, a 5% increase for the combined light and commercial vehicle turbocharger industry volume occurred in 2022. In 2023, 4% growth is expected by S&P for light vehicle production, and commercial vehicles are expected by KGP and PSR to grow at 5%. We have prepared contingency plans for multiple scenarios that we believe will allow us to react swiftly to changes in customer demand while protecting Garrett’s long-term growth potential. The supplies needed for our operations were generally available throughout 2022. In limited circumstances, certain suppliers experienced financial distress during 2022, resulting in supply disruptions. However, we had implemented new procedures in 2021 for monitoring of supplier risks associated with Covid-19 and we believe we have substantially addressed such risks with manageable economic impacts including use of premium freight or adjusted payment terms that are limited in time. As the global supply chain restarts, it is possible that additional supply constraints will appear for the industry. In addition, we sustained cost control measures and cash management actions in 2022 including:
•Postponing capital expenditures;
•Optimizing working capital requirements;
•Lowering discretionary spending;
•Flexing organizational costs by implementing short-term working schemes;
•Reducing temporary workforce and contract service workers; and
•Restricting external hiring.
The following charts show our percentage of revenues by geographic region and product line for the years ended December 31, 2022, 2021 and 2020, and the percentage changes from the prior years.

Revenue Summary

By Geography

North America	Europe	Asia	Other

2020
30%
39%
18%
11%
2%
2021
29%
39%
19%
11%
2%
2022
26%
41%
19%
12%
2%
Diesel
Gas
Comm Vehicle
Aftermarket
Other

•We are a global business that generated revenues of approximately $3.6 billion in 2022.
•In 2022, our OEM sales contributed approximately 86% of our revenues while our aftermarket and other products contributed 14%.
•Amongst OEM sales, light vehicle products (products for passenger cars, SUVs, light trucks, and other products) accounted for approximately 78% of our revenues. Commercial vehicle products (products for on-highway trucks and off-highway trucks, construction, agriculture and power-generation machines) accounted for 22%.
•Approximately 48% of our 2022 revenues came from sales shipped from Europe, 31% from sales shipped from Asia and 19% from sales shipped from North America. For more information, see Note 27, Concentrations, of the Notes to our Consolidated Financial Statements.

Our Industry
We currently compete in the global turbocharger industry for gasoline, diesel and natural gas engines, in the electric-boosting industry for electrified (hybrid and fuel cell) vehicle powertrains and in the emerging connected vehicle software industry. As vehicles become more electrified, our electric-boosting products use principles similar to our turbochargers to further optimize air intake and thus further enhance performance, fuel economy and exhaust emissions with the help of an integrated high-speed electric motor. By using a turbocharger or electric-boosting technology, an OEM can deploy smaller, lighter powertrains with better fuel economy and exhaust emissions while delivering the same power and acceleration as larger, heavier powertrains. As such, turbochargers have become one of the most highly effective technologies for helping global OEMs meet increasingly stricter emission standards. At the same time, we have developed unique technological competencies, which we aim to continue leveraging to solve our customers’ energy related challenges in the electrification evolution related to ICE, hybrids and electric powertrains. We are developing solutions and increasing our research and development ("R&D") spend, focusing more than 50% of total R&D expenditure in 2023 on electrification technologies like fuel cell compressors for a broad range of stack power (40kW to 250kW) and high value electric vehicle components. We are also continuing to develop Model Predictive Controls ("MPC") algorithms and cybersecurity software solutions that leverage our knowledge of vehicle powertrains and experience working closely with OEM manufacturers.
Global Turbocharger Industry
The global turbocharger industry includes turbochargers for new light and commercial vehicles as well as turbochargers for replacement use in the global aftermarket. According to S&P, KGP and PSR, the global turbocharger industry consisted of approximately 46 million turbocharged vehicles with an estimated total value of approximately $10 billion in 2022. Within the global turbocharger industry in 2022, light vehicles accounted for approximately 86% of total unit volume and commercial vehicles accounted for the remaining 14%.
S&P, KGP and PSR project that the turbocharger production volume will peak in 2024 and return to 2022 levels by 2026, driven mainly by turbochargers for light vehicle gasoline engines and continued slow growth for commercial vehicles, offset by a decline in diesel turbochargers given a decline in diesel powertrains, particularly for light vehicles. This annual sales estimate would add 230 million new turbocharged vehicles on the road globally between 2023 and 2027.
Key trends affecting our industry
Current global economic conditions due to Covid-19 and geopolitical conflicts have adversely affected and may continue to adversely affect many industries including the automotive sector. Chip shortages and rising raw material prices and inflation also had significant impacts on the automotive industry, making it unable to serve the recovery in demand. Consequently, S&P reduced its light vehicle production volume forecast for 2023 from approximately 91 million units that they forecasted in 2021 to between 80 to 88 million units in their January 2023 light vehicle industry production volume forecast.
Growth in overall vehicle production. After an increase of 3% in light vehicle production and 1% in commercial vehicle production in 2021, a stronger growth was expected in 2022. However, supply chain disruptions, driven by shortages in semiconductors and the continuous impact of Covid-19 particularly in China, affected vehicle production in 2022 resulting in flat volumes versus 2021. For 2023, S&P, KGP and PSR expect limited growth in light vehicle production and growth in commercial vehicle production of approximately 6%. However, significant uncertainty level remains with further Covid-19 waves, continued supply chain disruptions and geopolitical tensions. The shift from pure gasoline and diesel ICE to hybridized powertrains is expected to continue in response to increasingly strict fuel efficiency and regulatory standards. In parallel, the share of pure electric vehicles is expected to continue to increase from a low base as technology and supporting infrastructure continue to improve.
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
Turbocharger penetration. The utilization of turbochargers and electric-boosting technologies on vehicle powertrain systems is one of the most cost-effective solutions to address stricter standards, and OEMs are increasing their adoption of these technologies. S&P, KGP and PSR expect total turbocharger penetration to increase globally from approximately 46 million units in 2022 to approximately 48 million units by 2024; after this year, the turbocharger penetration will plateau then start decreasing based on current expectations on hybrid solutions adopted by different OEMs, reaching the same volumes from 2022 in 2026. S&P forecasts turbocharger penetration growth for gasoline turbochargers, expecting an increase in light vehicles from approximately 47% in 2022 to 51% in 2025.
Medium-Term Powertrain Trends

Global light and commercial vehicle production
120
100
80
60
40
20
0
Million units
2020
2021
2022
2023F
2024F
2025F
2026F
2027F
Years
Vehicles
Turbocharged
Hybrid
Electric

Note - Years 2020 - 2022 represent actual data and years 2023 - 2027 represent forecasted data.
Source: S&P, KGP, PSR
Engine size and complexity. In order to address stricter fuel economy standards, OEMs have used turbochargers to reduce the average engine size on their vehicles over time without compromising performance. Stricter pollutants emissions standards (primarily for NOx and particulates) have driven higher turbocharger adoption as well, which we believe will continue in the future, with a predicted total automotive turbocharger production volume CAGR of 1% between 2022 and 2025, in an industry with a predicted total automobile production volume CAGR of approximately 3% over the same period, in each case according to S&P, KGP and PSR.
Electrification. To address stricter fuel economy standards, OEMs also have been increasing the electrification of their vehicle offerings, primarily with the addition of hybrid vehicles, which have powertrains equipped with a gasoline or diesel internal combustion engine in combination with an electric motor. S&P estimates that hybrid vehicles produced globally will grow from a total of approximately 17.4 million vehicles in 2023 to 28.6 million vehicles by 2026, representing a CAGR of 17%. The electrified powertrain of hybrid vehicles enables the usage of highly synergistic electric-boosting technologies which augment standard turbochargers with electrically assisted boosting and electrical-generation capability. Furthermore, the application of electric boosting extends the requirement for engineering collaboration with OEMs to include electrical integration, software controls, and advanced sensing. Overall, this move to electric boosting further increases the role and value of turbocharging in improving vehicle fuel economy and exhaust emissions.

Battery electric and fuel cell technologies. OEMs are investing in full BEVs to comply with increasingly tight regulatory targets across regions. S&P, KGP and PSR expect that BEVs will compose 26% of total light and commercial vehicle production globally by 2026. Consumer adoption hinges on future "cost of range”, tightly linked to the energy capacity of the battery, but also how well that energy is used. Energy efficiency increases (including how to best address thermal management challenges), battery price (and consequently vehicle price), weight reduction through increases in power density, and shorter recharging times are all critical problems to solve. As OEMs strive to solve these issues, they are increasing investment in hydrogen fuel cell powered electric vehicles for demanding applications requiring long range, especially in the commercial vehicle space. These vehicles, like battery electric vehicles, have fully electric motor powertrains, but they rely on the hydrogen fuel cell to generate the required electricity. The hydrogen fuel cell also requires advanced electric-boosting technology to run efficiently and optimize range and cost of ownership. We are investing to address selected challenges raised by the electrification trend, where our differentiated technology can bring benefits related to lighter, more compact and more energy efficient components for electric vehicles.
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
Vehicle ownership in China, India and other high-growth regions. Vehicle ownership in China, India and other emerging regions remains well below ownership levels in developed areas and will be a key driver of future vehicle production. At the same time, these regions are following the lead of developed countries by instituting stricter emission standards. Growth in production volume and greater penetration by large global OEMs in these regions, along with evolving emission standards and increasing fuel economy and vehicle performance demands, is driving increasing turbocharger penetration in high-growth regions.
Our Competitive Strengths
We believe that we differentiate ourselves through the following competitive strengths:
Global and broad industry leadership
We are a global leader in the $10 billion OEM turbocharger industry. We believe we will continue to benefit from the increased adoption of turbochargers, as well as our global technology leadership, comprehensive portfolio, continuous product innovation and our deep-seated relationships with all global OEMs.
Light Vehicles
•Gasoline: The global adoption of turbochargers by OEMs on gasoline engines has increased rapidly from approximately 14% in 2013 to approximately 47% in 2022 and is forecasted by S&P to increase to 51% by 2025. In addition to the volume growth, tightening of CO2 regulations is driving a technology shift, moving away from standard waste gate technology to variable geometry turbo ("VNT") which is a premium technology that offers us technological competitive advantages. In 2016, we launched our first high volume VNT gasoline application, and this technology is expected to experience increased adoption in years to come. According to forecast by S&P, VNT should represent 10% of global turbo gasoline production by 2027, with 25% in Europe and 18% in China. In 2028, forecasted penetration maintains the same at a global level, with 25% in Europe and 19% in China. A key to our strategy for gasoline growth is thus to leverage our technology strengths in high-temperature materials and variable geometry as well as our scale, global footprint and in-market capabilities to meet the volume on technology demands of global OEMs.
•Diesel: We have a long history of technology leadership in diesel engine turbochargers. Despite diesel industry weakness for some vehicle segments, the majority of our diesel turbochargers revenue comes from heavier and bigger vehicles like SUVs, pickup trucks and light commercial vehicles (such as delivery vans), which remain a stable part of the diesel industry. Diesel maintains a unique advantage in terms of fuel consumption, hence cost of ownership, and towing capacity makes it the powertrain of choice for heavier vehicle applications. Diesel also remains essential for OEMs to meet their CO2 fleet average regulatory target going forward, as diesel vehicles produce less CO2 on average than gasoline vehicles.
•Electrified vehicles: We provide a comprehensive portfolio of turbocharger and electric-boosting technologies to manufacturers of hybrid-electric and fuel cell vehicles. OEMs have increased their adoption of these electrified technologies given regulatory standards and consumer demands driving an expected CAGR globally of approximately 25% from 2022 to 2026, according to S&P. Similar to turbochargers for gasoline and diesel engines, turbochargers for hybrid vehicles are an essential component of maximizing fuel efficiency and overall engine performance. Our products provide OEMs with solutions that further optimize engine performance and position us well to serve OEMs as they add more electrified vehicles into their fleets.
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
High-growth regions. We have a strong track record serving global and local OEMs, including customers in China and India, with an in-market and for-market strategy. We operate two R&D centers and three manufacturing facilities in these high-growth regions that serve light and commercial vehicle OEMs. Our local presence in high-growth regions has helped us win business with key international and domestic Chinese and Indian OEMs, and we grew significantly faster than the vehicle production in these regions between 2013 and 2022.
Strong and collaborative relationships with leading OEMs globally
We supply our products to more than 60 OEMs globally. Our top ten customers accounted for approximately 59% of net sales and our largest customer represented approximately 12% of our net sales in 2022. With over 60 years in the turbocharger industry, we have developed strong capabilities working with all major OEMs. We consistently meet their stringent design, performance and quality standards while achieving capacity and delivery timelines that are critical for customer success. Our track record of successful collaborations, as demonstrated by our strong client base and our ability to successfully launch multiple product applications annually, is well recognized. Our regional research, development and manufacturing capabilities are a key advantage in helping us to supply OEMs as they expand geographically and shift towards standardized engines and vehicle platforms globally.
Global aftermarket platform
Our Garrett aftermarket brand has strong recognition across distributors and garages globally, and is known for boosting performance, quality and reliability. We operate through a distribution network of more than 250 distributors covering 165 countries. Our aftermarket business has historically provided a stable stream of revenue supported by our large installed base, currently estimated at over 120 million vehicles. As turbocharger penetration rates continue to increase, we expect that our installed base and aftermarket opportunities will continue to grow.
Highly-engineered portfolio with continuous product innovation
We have led the revolution in turbocharging technology over the last 60 years and maintain a leading technology portfolio of approximately 1,700 patents and patents pending. We have a globally deployed team of more than 1,220 engineers across five R&D centers and 11 close-to-customer engineering centers. Our engineers have led the mainstream commercialization of several leading turbocharger innovations, including variable geometry turbines, dual-boost compressors, ball-bearing rotors, electrically actuated controls and air-bearing electric compressors for hydrogen fuel cells. We maintain a culture of continuous product innovation, introducing about ten new technologies per year and upgrading our existing key product lines approximately every 3 years. Outside of our turbocharger product lines, we apply this culture of continuous innovation to meet the needs of our customers in new areas, particularly in connected automotive technologies. We are developing solutions and increasing our R&D spend, focusing more than 50% of total R&D expenditure in 2023 on electrification technologies like fuel cell compressors for a broad range of stack power (40kW to 250kW) and high value electric vehicle components. We are also continuing to develop MPC algorithms and cybersecurity software solutions that leverage our knowledge of vehicle powertrains and experience working closely with OEM manufacturers.
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
In 2022, we manufactured more than 87% of our products in low-cost countries, including seven manufacturing facilities in China, India, Mexico, Romania and Slovakia. We have a long-standing culture of lean manufacturing excellence and continuous productivity improvement. We believe global uniformity and operational excellence across facilities is a key competitive advantage in our industry given that OEM engine platforms are often designed centrally but manufactured locally, requiring suppliers to meet the exact same specifications across all locations.
Our Growth Strategies
Garrett invests in innovative technologies that address the needs of our customers in the ongoing auto industry transformation. This continued investment into differentiated technology, coupled with our relentless focus on customer relations and our global capabilities, allows us to drive the following business strategies:
Strengthen industry leadership across powertrain technologies
We are focused on strengthening our industry position in light vehicles:
•Gasoline turbochargers, which historically lagged adoption of diesel turbochargers, are expected to increase at a 2.1% annual CAGR from 2022 to 2025, according to S&P. We expect to benefit from this higher growth given the gasoline platforms we have been awarded over the past several years. We have launched the first modern 1.5L VNT gasoline application with a major OEM and we expect to see increasing adoption of this technology in years to come. Key to our strategy for gasoline growth is our plan to leverage our technology strengths in high temperature materials and variable geometry technologies as well as our scale, global footprint and in-region capabilities to meet the volume demands of global OEMs.
•We believe growth in our share of the diesel turbochargers industry will be driven by new product introductions focused on emissions-enforcement technologies and supported by our favorable positioning with large vehicles and high-growth regions within this industry. The more stringent emissions standards require greater turbocharger technology content such as variable geometry, 2-stage systems, advanced bearings and materials which increase our content per vehicle.
Leverage our differentiated technology to solve key challenges in electrification
We stand to benefit from the increased adoption of hybrid-electric and fuel cell vehicles and the increased need for turbochargers associated with increased sales volumes for these engine types. S&P estimates that the global production of electrified vehicles (ranging from mild-hybrids to plugin-hybrids to battery and fuel cell electric vehicles) will increase from approximately 22 million vehicles in 2022 to approximately 60 million vehicles by 2027, representing an annualized growth rate of approximately 18%. OEMs will need to further improve engine performance for their increasingly hybrid electrified offerings, and our comprehensive portfolio of turbocharger and electric-boosting technologies are designed to help OEMs do so. We expect to continue to invest in product innovations and new technologies and believe that we are well positioned to continue to be a technology-leader in the propulsion of electrified vehicles. As we keep strengthening our electrical know-how, we believe our capabilities and technological expertise can be pivoted in the electrification arena for selected electric powertrain opportunities.
Increase industry position in high-growth regions
In 2022, after a steep drop in the first quarter due to strict lockdowns, vehicle production in China continued to experience further challenges through the third quarter from supply chain disruptions caused by shortage of semiconductor components whereas fourth quarter recovery partly compensated for the decline in the first three quarters, with a 4% full year growth, aligned to average growth in the other regions. S&P expects vehicle production in China to be stable next year. We plan to continue to strengthen our relationships with OEMs in high-growth, emerging regions by demonstrating our technology leadership through our local research, development and manufacturing capabilities. We expect our local footprint to continue to provide a strong competitive edge in high-growth regions due to our ability to work closely with OEMs throughout all stages of the product lifecycle including aftermarket support. For example, in China, our research center in Shanghai, our manufacturing facilities in Wuhan and Shanghai and our 1,042 employees support our differentiated end-to-end capabilities and we believe will continue to support key platform wins in the Chinese market. Our operations in China are expected to continue to benefit us as OEMs build global platforms in low cost regions. Our commitment to providing high-touch technology support to OEMs has allowed us to be recognized as a local player in other key high-growth regions, such as India.
Grow our aftermarket business
We have an opportunity to strengthen our global network of more than 250 distributors in 165 countries by deepening our channel penetration, leveraging our well-recognized Garrett brand, utilizing new online technologies for customer engagement and sales, and widening the product portfolio. Installer Connect, a global web-based platform providing self-service tools aimed at connecting garage technicians generated more than 15 thousand additional technicians certified, and our Turbo Service Replacement website attracted more than 800 thousand visitors. Additionally, the Garrett Web Racing & Performance section of our website attracted more than 1.4 million visitors in 2022.
Research, Development and Intellectual Property
We maintain technical engineering centers in major automotive production regions of the world to develop and provide advanced products, process and manufacturing support to all of our manufacturing sites, and to provide our customers with local engineering capabilities and design developments on a global basis. As of December 31, 2022, we employed approximately 1,260 engineers. Our total R&D expenses were $153 million, $136 million and $111 million for the years ended December 31, 2022, 2021 and 2020, respectively, with more than 50% of our total R&D spend in 2022 focused on electrification technologies. Additionally, the Company incurred engineering-related expenses which are also included in Cost of goods sold of $11 million, $22 million, and $13 million for the years ended December 31, 2022, 2021 and 2020, respectively.
We currently hold approximately 1,700 patents and patents pending. Our current patents are expected to expire between 2023 and 2041. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our intellectual property.
Materials
The most significant raw materials we use to manufacture our products are grey iron, aluminum, stainless steel and a nickel-, iron- and chromium-based alloy. As of December 31, 2022, we have not experienced any significant shortage of raw materials and we or our suppliers (on our behalf) do not typically carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
Customers
Our global customer base includes nine of the ten largest light vehicle OEMs and nine of the ten largest commercial vehicle engine makers. Our ten largest applications in 2022 were with six different OEMs. OEM sales were approximately 86% of our 2022 revenues while our aftermarket and other products contributed 14%.
Our largest customer is Bayerische Motoren Werke AG (“BMW”). In 2022, 2021 and 2020, BMW accounted for 12%, 13%, and 11%, respectively, of our total sales. In 2022, 2021 and 2020, our sales to Ford Motor Company (“Ford”) were 10%, 10%, and 10%, respectively, of our total sales.
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
Although customer programs typically extend to future periods, and although there is an expectation that we will supply certain levels of OEM production during such future periods, customer agreements including applicable terms and conditions do not necessarily constitute firm orders. Firm orders are generally limited to specific and authorized customer purchase order releases placed with our manufacturing and distribution centers for actual production and order fulfilment. Firm orders are typically fulfilled as promptly as possible from the conversion of available raw materials, sub-components and work-in-process inventory for OEM orders and from current on-hand finished goods inventory for aftermarket orders. The dollar amount of such purchase order releases on hand and not processed at any point in time is not believed to be significant based upon the time frame involved.
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
As of December 31, 2022, the undiscounted reserve for environmental investigation and remediation was $17 million. We do not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and we cannot determine either the timing or the amount of the ultimate costs associated with environmental matters, which could be material to our consolidated results of operations and operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that environmental matters will have a material adverse effect on our consolidated financial position.
Corporate Responsibility
Our Sustainability Approach
Garrett’s mission to enable cleaner, more efficient and connected vehicles is at the heart of our contribution to society. Our engineering expertise and transformative technologies help optimize fuel efficiency, reduce harmful emissions and manage growing vehicle complexity, all of which are critical areas on the road to a clean transportation future.
Our corporate sustainability framework, called WeCare4, starts from our mission to enable cleaner, more efficient vehicles by spearheading technology development and continuing to deliver industry-first innovations. It is built on two main pillars - investing in a culture of innovation and operating responsibly to ensure long-term impact.
We embed sustainability in our governance structure. Our Sustainability Committee, composed of the CEO and several members of Garrett’s senior leadership team, is sponsored by our Chief Technology Officer and oversees our sustainability strategy development, definition and deployment. Our Board of Directors, including its committees, provide Board oversight of our environment, social and governance ("ESG") activities, corporate responsibility and sustainability strategy. Primary responsibility at Board level for reviewing and reporting to the full Board on our sustainability programs and policies, as well as our corporate citizen commitments, resides with the Nominating & Governance Committee.
Garrett articulates its commitments to social and environmental considerations in the communities in which it operates in the Company’s Code of Business Conduct, which can be found on our website at www.garrettmotion.com under "About Us – Corporate – Sustainability". The Company published its fiscal year 2021 Sustainability Report in 2022, the content of which is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC.

Human Capital
At Garrett, we place a high value on developing the right working environment and the right skillsets to advance our performance culture, support our growth strategy and ensure that the world at large can continue to benefit from breakthroughs in sustainable mobility. We invest in creating an inclusive, stimulating, and safe work environment where our employees can deliver their workplace best every day. As of December 31, 2022, we employed approximately 7,300 permanent employees and 2,000 temporary and contract workers globally.

Diversity, equity and inclusion
Diversity and Inclusion is one of Garrett’s four fundamentals. As such, we strive to ensure that our employees are each involved, supported, respected and connected. Embracing diverse thoughts and ideas through inclusion leads to a competitive advantage in the market, increased innovation as we generate new and better ideas, and customer-centric decision making. We pride ourselves that diversity is represented from the top of the organization, for example 25 different nationalities are represented in our senior management team and they bring with them a wide variety of different backgrounds and experiences. Overall, in our global workforce we have representation of approximately 60 different nationalities. As of December 31, 2022, Garrett's Board of Directors had 33% female representation.
In 2022, the Company continued to strengthen and develop its approach to diversity, equity and inclusion. Actions during the year included:
•Regular reporting and review of existing diversity and inclusion metrics and initiatives
•Work by 14 Diversity and Inclusion Champions in key countries to develop local Diversity and Inclusion initiatives suitable for the local context while aligning with the global strategy
•Holding Garrett’s annual Diversity and Inclusion Week in November based on the themes of Beyond Bias.

The percentage of female employees in Garrett was 21.8% in 2022. The percentage of female employees in Senior Management roles was 19.0% in 2022. Over the past four years, Garrett increased the percentage of female employees in Garrett by 5.8% (from 20.6% to 21.8%) and by 13.8% in Senior Management over the same four year period (from 16.7% to 19.0%).
The table below shows the evolution of our gender diversity representation over the last four years and our 2025 ambition:

	2019	2020	2021	2022	2025 Ambition
% Women in total workforce	20.6%	20.8%	22.2%	21.8%	25.0%
% Women in Senior Management	16.7%	19.5%	20.0%	19.0%	25.0%
Talent Management
At Garrett, we encourage our employees to develop their skills and capabilities through a comprehensive Performance and Talent Management system. From annual goal-setting and performance reviews to learning opportunities for employees and leaders, the Company helps its people align their professional experience with the Company’s business objectives and encourages them to take ownership of their development and career paths.
Our learning environment offers employees access to more than 1,000 online trainings that address a wide range of functional competencies, technical skills, and human skills. Learning can be self-paced, while the Company’s growing online peer-to-peer learning communities also allow employees to easily access courses specific to their function and to share materials and ideas on topics of interest. A variety of instructor led virtual programs were deployed during 2022 to support employees' development and a number of dedicated programs for emerging and experienced leaders were successfully held. Approximately 80,000 hours of online training was delivered during 2022.
We use regular talent reviews to strengthen the Company’s internal development processes and to calibrate assessment of individual performance. Twice per year we hold succession planning meetings up to and including the executive level, during which the bench-strength of teams are scrutinized and development plans for their talent are reviewed. Ahead of both annual and mid-year performance reviews, leaders hold calibration meetings to ensure that assessment ratings are consistent and fair amongst peer groups.
Be well, work well
Health and Safety
World-class health and safety considerations are integrated into Garrett’s procedures and processes. Our management system aligns with the global standard ISO 45001 (and ISO 14001 and ISO 50 001) and provides protection of human health and safety during normal and emergency situations. Compliance with our standards and local regulatory requirements is monitored through a company-wide self-assessment process assured through annual audits. In 2022 we supplemented this with a rolling 4-year compliance audit against local regulations by a global service provider. The timely development and implementation of process improvement and corrective action plans are closely monitored.
As the Covid-19 pandemic started to recede in the first quarter of 2022, through government and international action, we transitioned to more normal working with continued support for the health and well being of our employees. This transition is now complete with the emergence of China from their zero-Covid policy.
Our safety performance was maintained in our Total Case Incident Rate (“TCIR”). TCIR is measured as the number of recordable injuries and illnesses multiplied by 200,000 and then that number is divided by the total number of hours worked by employees, TCIR was 0.12 in 2022, which is consistent with the TCIR in the previous three years.
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

As part of our commitment to the well-being of our employees, the Company offers an Employee Assistance Program. It is an external counselling service designed to assist employees with personal, family, or workplace matters. This service is confidential and is also available to each employee’s dependents.
In late 2020, the Company made a number of well-being resources available to all its connected employees, including useful tools and techniques for managing mental and physical health, in addition to dedicated online events. These remained in place throughout 2021 and 2022.
Employee feedback, representation, and retention
Garrett’s Performance and Talent Management system aims to ensure that two-way dialogue is ongoing between employees and managers, punctuated by both an annual and a mid-year review, which provides employees the opportunity to express their opinions and ideas in terms of their development goals and career aspirations.
Garrett’s strategy is to build positive, direct, business-focused working relationships with all employees in order to drive business results. The Company respects employees’ rights and their wish to be part of employee representative bodies including unions, work councils and employee forums. The Company understands the value of collective bargaining in its labor and employee relations strategy and the importance of trust in its working relationships. Approximately 40% of the Company’s permanent employees (including both full-time and part-time employees) are represented by unions and works councils under current collective bargaining agreements.
The Company closely monitors employee turnover to measure retention and define improvement actions as and where necessary. As of December 31, 2022, the Company’s annual voluntary turnover for 2022 was 13.6%, which reflects the trends of the current global marketplace for talent. Garrett has developed a full set of actions to maximize retention that are carried out at both a global and local level, with line managers as well as functional leaders held accountable for their employee turnover performance. We intend to continue to work diligently on this area to mitigate against the challenges of a highly competitive global marketplace for talent.
Educating future innovators
Garrett places a high value on STEM research and learning opportunities that provide young people with the skills needed to develop the future of sustainable mobility. The Company sponsors higher education institutes in several countries to further critical research in technical areas and provide students with opportunities to study STEM programs.
Garrett’s Internship Programs enable students to connect theoretical knowledge with practical responsibilities in the spirit of ‘living laboratories’ during which they are encouraged to take ownership of business projects and define tactics to meet the project goals. In 2022, Garrett offered 261 internships in 11 countries, which is twice as many compared to 2021 (approximately 37% in Engineering, 32% in Integrated Supply Chain, 12% in IT and the remainder in Finance, HR, Marketing and Sales, Legal and Internal Audit).
Garrett runs a Graduate Program which in 2022 provided 25 graduates in 2 countries to gain experience and exposure to Garrett’s cutting-edge technologies while at the same time building their leadership skills in a fast-paced and professional work environment.
The Company sponsors Formula SAE and Formula Student teams in several countries providing the students in the racing team with leadership coaching, technical guidance, parts for the vehicle and financial support. Our engineers and leaders take part on Formula Student and Formula SAE races as judges and technical support. In 2022, the Company sponsored the European BEST Engineering Competition, the biggest international technical competition in Central Europe, where Garrett defined an assignment for over 50 students on a case study comparing pros and cons for a cooling unit with conventional pump and radial impeller driven compressor.
Garrett supports the local Universities globally with master thesis projects, class speakers and technical sharing events and is involved in the community supporting STEM activities for high schools worldwide. The Company continues to enhance the engagement with global organizations at the university focused on diversity students increasing intern and full time recruiting. Garrett works closely with leading Universities globally on over 10 collaboration projects that push the envelope of technical innovation.

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
Cybersecurity
Cybersecurity and protection of our data is a top priority across the entire organization. To that end, we take a holistic approach to securing our data and business systems from attack, compromise or loss. The Company's cybersecurity objective is to protect Garrett data privacy, information theft, and protection from external and insider cyber threats. This includes the combination of leading technologies, policies, and procedures, and the Company’s Security Operation Center (“SOC”).
The Company's SOC provides visibility across all information technology assets and includes proactive cyber security Threat Detection Technology to facilities the identification of misconfigurations to mitigate threats and prevent data loss. As part of the Company’s holistic approach to cybersecurity, there are incremental programs and technology associated with threat hunting, vulnerability scanning and threat detection and response technology. We continually evaluate risks, threats, intelligence feeds and vulnerabilities to adapt, mitigate or respond as necessary to preserve a secure state. Combining technology, processes, and threat intelligence we deliver specific and timely education and training to the organization, including mandatory training for all employees.
While Garrett focuses heavily on prevention and detection, response and recovery plans, service agreements and partner engagements are in place should there be a need for us to respond to an attack. There have been no material cybersecurity events during the year ended December 31, 2022.
Additional Information
Our Annual Reports on Form 10-K, including this Annual Report, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, as well as all amendments and other reports filed with or furnished to the SEC, are also available free of charge on our internet site at https://www.garrettmotion.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The contents of our internet site are not incorporated by reference into this Annual Report. The SEC maintains a website at SEC.gov that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC, including our Company.

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
Risks Relating to our Business:
Volatility in the cost and availability of raw materials, components, energy and transportation, in addition to disruptions in the supply chain, including supplier insolvency, has increased, and may continue to increase, the cost of our products and services, and may impact our ability to meet commitments to customers and cause us to incur significant liabilities.

We have experienced, and may continue to experience, volatility in the cost and availability of raw materials, components, energy and transportation as a result of a broad range of factors beyond our control including, but not limited to, pandemics, general inflation and geopolitical tensions caused by armed conflict. If we are unable to pass through increased costs of raw materials, components, energy and transportation to our customers, or are otherwise unable to mitigate these cost increases, this could have an adverse effect on our results of operations and financial condition. Furthermore, if we are unable to overcome significant disruptions in the supply chain, such as those caused by the shortage of semiconductor chips and global logistical constraints currently impacting the automotive industry, it could adversely impact our business.
Short- or long-term capacity constraints, insufficient quality control, financial distress or significant changes in business conditions at any point in our supply chain could disrupt our operations and adversely affect our financial performance, particularly when the affected suppliers and vendors are the sole sources of products that we require or that have unique capabilities, or when our customers have directed us to use those specific suppliers and vendors. A significant portion of our supply chain is located in mainland China. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. If our third-party manufacturers fail to deliver products, parts and components of sufficient quality on time and at reasonable prices, we could have difficulties fulfilling our orders on similar terms or at all, sales and profits could decline, and our commercial reputation could be damaged. If we fail to adequately assess the creditworthiness and operational reliability of existing or future suppliers, our suppliers become insolvent, if there is any unanticipated deterioration in their creditworthiness and operational reliability, or if they do not perform or adhere to our existing or future contractual arrangements, any resulting increase in non performance by them, our inability to otherwise obtain the supplies or our inability to enforce the terms of the contract or seek other remedies could have a material adverse effect on our financial condition and results of operations. Changes or additions to our supply chain require considerable time and resources and involve significant risks and uncertainties. Our inability to fill our supply needs would jeopardize our ability to fulfil obligations under commercial contracts, and could result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.

The Company relies on sales to major customers as well as a network of independent dealers to manage the distribution of its products, and we could be adversely impacted by the loss of any of our such major customers or dealers, changes in their requirements for our products or changes in their financial condition.
Changes in our business relationships with any of our major customers or in the timing, size and continuation of their various programs could have a material adverse impact on us. The loss of any of these customers, the loss of business with respect to one or more of their vehicle models on which we have high component content, or a significant decline in the production levels of such vehicles would negatively impact our business, results of operations and financial condition. Pricing pressure from our customers also poses certain risks. Inability on our part to offset pricing concessions with cost reductions would adversely affect our profitability. We are continually bidding on new business with these customers, as well as seeking to diversify our customer base, but there is no assurance that our efforts will be successful. Further, to the extent that the financial condition of our largest customers deteriorates, including possible bankruptcies, mergers or liquidations, or their sales otherwise decline, our financial position and results of operations could be adversely affected.
If our dealers are unsuccessful with their sales and business operations, it could have an adverse effect on overall sales and revenue. We rely on the capability of our independent dealers to develop and implement effective sales plans to create demand among purchasers for the equipment and related products and services that the dealers purchase from us. If our dealers are not successful in these endeavors, then we will be unable to grow our sales and revenue, which would have an adverse effect on our financial condition. In addition, the dealer channel’s ability to support and service precision technology solutions and emerging power solutions may affect customers’ acceptance and adoption rates of these products.
Dealers may have trouble funding their day-to-day cash flow needs and paying their obligations due to adverse business conditions resulting from negative economic effects or other factors. Dealers may exit relationships with us or we may seek to terminate relationships with certain dealers if they are unable to meet customer needs. The unplanned loss of any of our dealers could lead to inadequate market coverage, negative customer impressions of us, and may adversely impact our ability to collect receivables that are associated with that dealer.

We may not be able to successfully negotiate favorable pricing terms with our customers, which may adversely affect our results of operations.
There is substantial and continuing pressure on OEMs to reduce costs, including the costs of the products we supply. We negotiate sales prices annually with our automotive customers. Our customer supply agreements generally require step-

downs in component pricing over the period of production. In addition, our customers often reserve the right to terminate their supply contracts at any time, which enhances their ability to obtain price reductions. OEMs have also exercised significant influence over their suppliers, including us, because the automotive component supply industry is highly competitive and serves a limited number of customers. Based on these factors, our status as a Tier I supplier (one that supplies vehicle components directly to manufacturers) and the fact that our customers’ product programs typically last a number of years and are anticipated to encompass large volumes, our customers are able to negotiate favorable pricing, and any cost-cutting initiatives that our customers adopt generally will result in increased downward pressure on our pricing. Any resulting impacts to our sales levels and margins, could over time significantly reduce our revenues and adversely affect our competitive standing and prospects. Additionally, large commercial settlements with our customers may adversely affect our results of operations.

The automotive industry is evolving and if we are unable, or perceived as unable, to respond appropriately to such evolution, our financial condition and results of operation could be adversely impacted.
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
Even if overall automotive sales and production remain stable, changes in regulations and consumer preferences may shift consumer demand away from the types of vehicles we prioritize or towards the types of vehicles where our products generate smaller profit margins. A decrease in consumer demand for the specific types of vehicles that have traditionally included our turbocharger products, such as a decrease in demand for diesel-fueled vehicles in favor of gasoline-fueled vehicles, or lower-than-expected consumer demand for specific types of vehicles where we anticipate providing significant components as part of our strategic growth plan, such as a decrease in demand for vehicles utilizing electric-hybrid and fuel cell powertrains in favor of full battery electric vehicles, could have a significant effect on our business. If we are unable to anticipate significant changes in consumer sentiment, or if consumer demand for certain vehicle types changes more than we expect, our results of operations and financial condition could be adversely affected. Furthermore, if we are unable to maintain our competitive advantage through innovation, if we do not sustain our ability to meet customer requirements relative to technology, or we fail to be awarded new business, there could be a material adverse effect on our results of operations, financial condition and future business prospects.
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
Certain markets in which we operate have, and are expected to continue, contemplating or undertaking multi-decade efforts to transition away from internal combustion engines in favor of hybrid or full-battery electric vehicles. If a transition to battery-electric vehicles is pursued more broadly throughout the market, is implemented more rapidly than we have anticipated, or if we overestimate the turbocharger penetration rate in hybrids, then the demand for our products could be impacted and our results of operations consequently could be affected.
Changing government regulations related to greenhouse gas emissions and energy efficiency and growing recognition among consumers of the dangers of climate change may also require changes at the product/production process level. These trends have and may continue to prompt automotive OEMs to make commitments to carbon neutrality, which could in turn prompt us to make changes at the product/production process level. This could require additional cost/investment to make products/production processes compliant and/or carbon neutral.

The Company’s profitability and results of operations may be adversely affected by program launch difficulties.
The launch of new business is a complex process, the success of which depends on a wide range of factors, including the production readiness of the Company’s manufacturing facilities and manufacturing processes and those of its suppliers, as well as factors related to tooling, equipment, employees, initial product quality and other factors. The Company’s failure to successfully launch new business, or its inability to accurately estimate the cost to design, develop and launch new business, could have an adverse effect on its profitability and results of operations.
To the extent the Company is not able to successfully launch new business, vehicle production at its customers could be significantly delayed or shut down. Such situations could result in significant financial penalties to the Company or a diversion of personnel and financial resources to improving launches rather than investment in continuous process improvement or other growth initiatives and could result in its customers shifting work away from it to a competitor, all of which could result in loss of revenue or loss of market share and could have an adverse effect on its profitability and cash flows.

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
Industry and economic conditions, including a downturn, could adversely affect our business and results of operations.
We are dependent on the continued growth, viability and financial stability of our customers, a substantial portion of whom are OEMs in the automotive industry. The automotive industry is sensitive to general economic conditions and other factors, such as consumer confidence and preferences, interest rates, and fuel costs. The automobile industry is also sensitive to industry conditions, particularly as it evolves, such as rapid technological change often driven by regulatory changes, vigorous competition, short product life cycles, supplier stability, factory transitions, and capacity constraints. Economic and industry conditions have had, and will continue to have, an impact on our business, whether directly or indirectly through our customers and suppliers. Economic declines that result in significant reductions in automotive sales or production, particularly with respect to light vehicles, would have an adverse effect on our business, results of operations and financial condition.

We are subject to the economic, political, regulatory, foreign exchange and other risks of international operations.
We have created a geographic footprint that emphasizes locating R&D, engineering and manufacturing capabilities in close physical proximity to our customers. Our international geographic footprint subjects us to many risks, including: exchange control regulations; wage and price controls; antitrust and environmental regulations; employment regulations; foreign investment laws; monetary and fiscal policies and protectionist measures that may prohibit acquisitions or joint ventures, establish local content requirements, or impact trade volumes; import, export and other trade restrictions (such as embargoes); violations by our employees of anti-corruption laws; changes in regulations regarding transactions with state-owned enterprises; nationalization of private enterprises; natural and man-made disasters, hazards and losses; global health risks and pandemics; backlash from foreign labor organizations related to our restructuring actions; violence, civil and labor unrest; acts of terrorism; and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Additionally, certain of the markets in which we operate have adopted increasingly strict data privacy and data protection requirements or may require local storage and processing of data or similar requirements, such as the General Data Protection Regulation (“GDPR”) in the European Union. The GDPR and similar data protection measures may increase the cost and complexity of our ability to deliver our services to ensure compliance.
Trade tensions have in the past, and may in the future, negatively impact our business. We may not be able to mitigate the impacts of any future tariffs, and our business, results of operations and financial position would be materially adversely affected by such tariffs. Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, or restrictions on raw materials or components may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials or components, which would have a material adverse effect on our business, results of operations and financial condition. These and other instabilities and uncertainties arising from the global geopolitical environment, along with the cost of compliance with increasingly complex and often conflicting regulations worldwide, can impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.
Because the Company is a U.S. holding company, one significant source of its funds is distributions from its non-U.S. subsidiaries. Certain countries in which the Company operates have adopted or could institute currency exchange controls that limit or prohibit the Company’s local subsidiaries' ability to convert local currency into U.S. Dollars or to make payments outside the country. This could subject the Company to the risks of local currency devaluation and business disruption. We monitor and seek to reduce such risk through hedging activities; however, foreign exchange hedging activities bear a financial cost and may not always be available to us or be successful in eliminating such volatility.
Finally, we generate significant cash that is invested with certain counterparties. While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the counterparties with whom we transact business could expose us to financial loss.

Geopolitical conditions, such as the ongoing conflict between Russia and Ukraine, and catastrophic events, such as the Covid-19 pandemic, may disrupt our business and adversely affect our results of operations and financial condition.
Geopolitical tensions, including but not limited to armed conflict, terrorist activity and instability or general economic disruption regionally or globally, could impact our results of operations and create or exacerbate certain risks we face to our business, financial condition and results of operations. For example, Russia’s invasion of Ukraine and the global response, including the imposition of financial and economic sanctions by the United States and other countries, has led to supply constraints that have impacted, and may continue to impact, our business. It has also led to energy shortages globally, especially in Europe. A prolonged or intensified conflict could result in acute shortages of raw materials and price inflation on transportation costs, materials, and energy which in turn may adversely impact our supply chain. If the conflict expands beyond Ukraine, it could negatively impact our operations in neighboring countries such as Romania and Slovakia. Furthermore, an escalation of geopolitical tensions due to the ongoing conflict, such as increased sanctions or restrictions on global trade, could result in further supply chain disruptions, reduced customer demand, state-sponsored cyberattacks as well as increased volatility in the financial markets, all of which could have a materially adverse impact on our business and operations.
Catastrophic events, such as a pandemic or cyberattack, could lead to disruption or failure of our systems or operations, harming our ability to conduct normal business operations. For example, the Covid-19 pandemic negatively impacted the global economy, disrupted supply chains and created significant volatility and disruption in financial markets, adversely impacting our business and operations including our employees, customers, suppliers, partners and communities.

While the Covid-19 pandemic appears to be dissipating, there could be a prolonged negative impact of Covid-19 on global supply chains, general macroeconomic conditions and consumer confidence, which could have an adverse effect on our business, results of operations, cash flows and financial condition.

We have invested substantial resources in specific foreign markets where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized.
We have identified certain countries, such as China and India, as key high-growth geographic markets. We believe these markets are likely to experience substantial long-term growth, and accordingly have made and expect to continue to make substantial investments in numerous manufacturing operations worldwide, technical centers, R&D activities and other infrastructure to support anticipated growth in these areas. If market demand for evolving vehicle technologies in these regions does not grow as quickly as we anticipate, or if we are unable to deepen existing and develop additional customer relationships in these regions, we may fail to realize expected rates of return, or even incur losses, on our existing investments and may be unable to timely redeploy the invested capital to take advantage of other markets or product categories, potentially resulting in lost market share to our competitors. In particular, our ability to remain competitive and continue to grow in these regions depends in part on the absence of competing state-sponsored domestic businesses. If a state-sponsored operation entered a local market as a competitor, it might have access to significant social and financial capital that would enable it to overcome the ordinary barriers to entry in the turbocharger industry and acquire potentially significant market share at our expense.

Increased scrutiny from customers, investors, regulators and others regarding sustainability/ESG practices, as well as the climate-related risks we may face, could expose us to liabilities, including reputational harm, affect demand for our products, lead to increased costs and have other adverse effects on our business, supply chain and results of operations
Many customers, regulators, investors, employees, and other stakeholders are increasingly focused on sustainability practices, including ESG considerations, relating to businesses, particularly with regards to climate change and greenhouse gas emissions, human and civil rights, and diversity, equity and inclusion. Responding to these sustainability/ESG considerations and implementing related goals and initiatives involve risks and uncertainties, require investments and depend in part on third-party performance or data that is outside of our control. We cannot guarantee that we will achieve announced sustainability/ESG goals and initiatives or that our stakeholders will agree with them. Additionally, certain organizations have developed rating systems for evaluating companies on their approach to ESG and unfavorable ratings may lead to negative customer and/or investor sentiment. Any failure, or perceived failure, by the Company to achieve its goals, further its initiatives, adhere to its public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against the Company and materially adversely affect the Company’s business, reputation, results of operations and financial condition.
In particular, there is increased public awareness and concern regarding global climate change and climate related risks, which has resulted, and is expected to continue to result, in local, regional and global requirements to reduce and/or mitigate the effects of greenhouse gas emissions. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Any future regulations aimed at mitigating climate change may negatively impact the prices of raw materials and energy as well as the demand for certain of our customers' products which could in turn impact demand for our products and impact our results of operations. The costs of compliance and any changes to our operations mandated by new or amended regulations, or customer requirements, may be significant. Furthermore, any violations of climate change regulations may result in substantial fines and penalties, remediation costs, damages, or other adverse impacts on our business.
Additionally, the physical manifestations of climate change, such as extreme weather conditions or more frequent extreme weather events have in the past and may in the future disrupt our operations, damage our facilities, disrupt our supply chain, including our customers or suppliers, impact the availability and cost of materials needed for manufacturing or increase insurance and other operating costs. As a result, severe weather or a natural disaster that results in a prolonged disruption to our operations, or the operations of our customers or suppliers, could have a material adverse effect on our operating results, cash flows or financial condition.

We face risks in connection with joint venture partnerships, joint development projects and other strategic opportunities.

We evaluate strategic opportunities, including acquisitions of businesses, products and technologies, joint venture partnerships and joint development agreements that we believe will complement our business. We may not be able to successfully identify suitable acquisition and joint venture candidates or complete transactions on acceptable terms, integrate acquired operations into our existing operations or expand into new markets. Our failure to identify suitable strategic opportunities may restrict our ability to grow our business. Furthermore, our joint venture, joint development and other business partners may at any time have economic, business or legal interests or goals that are inconsistent with ours, which could negatively impact our reputation and/or financial condition.

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
Our geographic footprint emphasizes locating, engineering and manufacturing capabilities in close physical proximity to our customers, thereby enabling us to adopt technologies and products for the specific vehicle types sold in each geographic market. Because our facilities offer localized services in this manner, a work stoppage or other disruption at one or more of our R&D, engineering or manufacturing and assembly facilities in a given region could have material adverse effects on our business, especially insofar as it impacts our ability to serve customers. Moreover, due to unforeseen circumstances or factors beyond our control, we may be forced to relocate our operations from one or more of our existing facilities to new facilities and may incur substantial costs, experience program delays and sacrifice proximity to customers and geographic markets as a result, potentially for an extended period of time.

The automotive industry relies heavily on “just-in-time” delivery of components during the assembly and manufacture of vehicles, and when we fail to make timely deliveries in accordance with our contractual obligations, we generally have to absorb our own costs for identifying and solving the “root cause” problem as well as expeditiously producing replacement components or products. We typically must also carry the costs associated with “catching up,” such as overtime and premium freight. Additionally, if we are the cause for a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could be significant and may include consequential losses such as lost profits.
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
Due to the complex nature of our business, our future performance is highly dependent upon the continued services of our key engineering personnel, scientists and executive officers, the development of additional management personnel and the hiring of new qualified engineering, manufacturing, marketing, sales and management personnel for our operations. Competition for qualified personnel in our industry is intense, and we may not be successful in attracting or retaining qualified personnel. Our ability to attract and retain key personnel may be adversely affected by our emergence from bankruptcy. The loss of key employees, our inability to attract new qualified employees or adequately train employees, or the delay in hiring key personnel, could negatively affect our business, financial condition and results of operations. If executives, managers or other key personnel resign, retire or are terminated or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.

Failure to increase productivity through efficient operational improvements, as well as an inability to successfully execute repositioning projects or to effectively manage our workforce, may reduce our profitability or adversely impact our business.
Our profitability and margin growth are dependent upon our ability to drive efficiency improvements. In addition, we seek productivity and cost savings benefits through repositioning actions and projects, such as consolidation of manufacturing facilities, transitions to cost-competitive regions, workforce reductions, asset impairments, product line rationalizations and other cost-saving initiatives. Risks associated with these actions include delays in execution of the planned initiatives, additional unexpected costs, realization of fewer than estimated productivity improvements and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed and these actions may potentially disrupt our operations. In addition, organizational changes, attrition, labor relations difficulties, or workforce stoppage could impact our efforts to improve operational efficiencies, which could have a material adverse effect on our business, reputation, financial position and results of operations.

We may incur material losses and costs as a result of warranty claims, product recalls or field actions, as well as product liability actions that may be brought against us or our customers.
We face a risk of warranty and product liability claims, as well as product recalls and field actions, if our products actually or allegedly fail to perform to specifications or cause property damage, injury or death. Depending on the terms under which we supply products to an auto manufacturer, we may be required to guarantee or offer warranties for our products and to bear the costs of recalls, repair or replacement of such products pursuant to new vehicle warranties. There can be no assurance that we will have adequate reserves to cover such recall, repair and replacement costs. In the event that any of our products fails to perform as expected, we may face direct exposure to warranty and product liability claims or may be required to participate in a government or self-imposed recall involving such products. Our customers that are not end users, such as auto manufacturers, may face similar claims or be obliged to conduct recalls of their own, and in such circumstances, they may seek contribution from us. Our agreements with our customers do not always include limitation of liability clauses or, in certain situations or legal jurisdictions, such limitation of liability clauses may not be fully valid. If any such claims or contribution requests exceed our available insurance, or if there is a product recall, there could be a material adverse impact on our results of operations. In addition, a recall claim could require us to review our entire product portfolio to assess whether similar issues are present in other product lines, which could result in significant disruption to our business and could have a further adverse impact on our results of operations. We cannot assure that we will not experience any material warranty or product liability claim losses in the future or that we will not incur significant costs to defend such claims.

We cannot predict with certainty the outcome of litigation matters, government proceedings and other contingencies and uncertainties.
We are currently, and we may in the future, be party to a number of lawsuits, investigations and disputes (some of which involve substantial amounts claimed) arising out of our current and historical business, including matters relating to commercial transactions, product liability, prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, antitrust, import and export, and environmental, health and safety matters, as well as securities litigation, tax proceedings and litigation related to our debt. For additional information regarding our pending legal proceedings, see Item 3, “Legal Proceedings”. We cannot predict with certainty the outcome of legal proceedings or contingencies. The costs incurred in litigation can be substantial and result in the diversion of management’s attention and resources.
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
Our operations and the prior operations of predecessor companies may expose us to the risk of environmental liabilities.
We are subject to extensive environmental regulations and our operations may expose us to risks of environmental liabilities. We cannot assure that we will not incur potential liabilities related to the investigation and cleanup of environmental hazards and to claims of personal injuries or property damages that may arise from hazardous substance releases and exposures, including those relating to activities of predecessor company. We are also subject to potential liabilities related to the compliance of our operations with the requirements of various federal, state, local and foreign governments that regulate the discharge of materials into the environment and the generation, handling, storage, treatment and disposal of and exposure to hazardous substances. If we are found to be in violation of these laws and regulations, we may be subject to substantial fines and criminal sanctions and be required to install costly equipment or make operational changes to achieve compliance with such laws and regulations. In addition, changes in laws, regulations or government enforcement of policies concerning the environment, the discovery of previously unknown contamination or new information related to individual contaminated sites, the establishment of stricter state or federal toxicity standards with respect to certain contaminants, or the imposition of new clean-up requirements or remedial techniques, could require us to incur additional currently unanticipated costs in the future that would have a negative effect on our financial condition or results of operations.
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
We may also need additional capital resources in the future in order to meet our projected operating needs, capital expenditures and other cash requirements. If we are unable to obtain sufficient resources for our operating needs, capital expenditures and other cash requirements for any reason, our business, financial condition and results of operations could be adversely affected.
Changes in interest rates and cessation of the London Inter-bank Offered Rate ("LIBOR") could adversely affect our earnings and/or cash flows.
Because a significant number of our loans are made at variable interest rates, our business results are subject to fluctuations in interest rates. If interest rates increase, our borrowing costs may also increase and could adversely impact our financial condition, operating results and cash flows. There can be no assurance that we will be able to mitigate any potential material adverse impacts on our earnings and cash flows caused by fluctuations in interest rates.
Certain loans extended to us are made at variable rates that use LIBOR as a benchmark for establishing the interest rate. As the use of LIBOR will be discontinued, we may need to switch to an alternative interest rate, which could result in increased borrowing costs. If the replacement rate for LIBOR in our interest rate swaps differs from the replacement rate for LIBOR under our Credit Agreement, our interest rate swaps may be ineffective and require us to mark-to-market the ineffective portion of the interest rate swap through our income statement. Accordingly, if any of the derivative instruments we use to hedge our exposure to these various types of risk is ineffective, it may have an adverse impact on our earnings and cash flows. These consequences cannot be entirely predicted and could have an adverse impact on the market value for, or value of, LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.
Changes in interest rates and asset returns could increase our pension funding obligations and reduce our profitability.
We have unfunded obligations under certain of our defined benefit pension and other postretirement benefit plans. The valuation of our future payment obligations under the plans and the related plan assets are subject to significant adverse changes if the credit and capital markets cause interest rates and projected rates of return to decline. Such declines could also require us to make significant additional contributions to our pension plans in the future. A material increase in the unfunded obligations of these plans could also result in a significant increase in our pension expense in the future.
We are exposed to foreign currency risks and foreign exchange exposure as a result of our global presence.
A significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. As a result, we are subject to foreign currency risks and foreign exchange exposure arising from our business operations including, but not limited to, international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and transactions arising from international trade. Our results of operations and financial condition have in the past been negatively impacted, and may in the future be negatively impacted, by rapidly fluctuating foreign exchange rates. While we have historically hedged foreign currency exposures with natural offsets to the fullest extent possible and, once those opportunities have been exhausted, through foreign currency exchange forward contracts, we cannot predict foreign currency volatility or the extent of its impact on our future financial results.
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
The allocation of intellectual property rights between Honeywell and us and our shared use of certain intellectual property rights, could adversely impact our reputation, our ability to enforce certain intellectual property rights that are important to us and our competitive position.
We have certain agreements with Honeywell governing the allocation of intellectual property rights related to our business. These agreements could adversely affect our position and options relating to intellectual property enforcement, licensing negotiations and monetization. We also may not have sufficient rights to grant sublicenses of intellectual property used in our business. These circumstances could adversely affect our ability to protect our competitive position in the industry.

Failure to maintain an effective system of internal control over financial reporting could adversely impact our business, financial condition and results of operations.
Failure to maintain adequate, effective internal controls could result in potential financial misstatements and/or other forms of noncompliance that could have a material adverse impact on our results of operations, financial condition and organizational reputation. If we do not maintain effective internal controls, our independent registered public accounting firm may provide an adverse opinion on our internal control over financial reporting. Furthermore, if we do not maintain effective internal controls, the market price of our common stock and/or Series A Preferred Stock could decline and we could be subject to sanctions or investigations by regulatory authorities, which would require additional financial and management resources, adversely impacting our operations and potentially harming our reputation with our key stakeholders, including investors, employees, customers and suppliers.

System or service failures, including as a result of cyber or other security incidents, could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
We deploy and maintain IT and engineering systems which involve sensitive information. As a result, we are subject to systems or service failures, not only resulting from our failures or the failures of third-party service providers, natural disasters, power shortages or terrorist attacks, but also from exposure to cyber or other security threats. Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, our products, our customers and/or our third-party service providers, including cloud providers. There has been an increase in the frequency and sophistication of cyber and other security threats we face, and our customers are increasingly requiring cyber and other security protections and mandating cyber and other security standards in our products.
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

Risks Related to Our Capital Structure

Our substantial indebtedness and other obligations could adversely affect our financial health and our ability to execute our business strategy.
We have substantial consolidated indebtedness. As of December 31, 2022, we had outstanding debt of $1,186 million. Our ability to generate sufficient cash flows from operations depends on a range of economic, competitive and business factors, many of which are outside of our control. If we are unable to generate sufficient cash flow, we may be required to seek one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our outstanding indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. It will also depend on our credit facilities and the terms of the Series A Preferred Stock, which contain certain operating and financial restrictions that that may restrict our business and financing activities. We may not be able to engage in any of these activities or engage in these activities on desirable terms when needed, which could result in a default on our indebtedness. Our inability to generate sufficient cash flows to satisfy our outstanding debt and other obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our results of operations, financial condition and business.
Furthermore, we receive debt ratings from major credit rating agencies. Any downgrade in our credit rating or the ratings of our indebtedness, or adverse conditions in the debt capital markets, could restrict our access to, and negatively impact the terms of, current or future financings and trade credit extended by certain suppliers or other vendors.
Our ability to raise capital in the future may be limited, which could make us unable to fund our capital requirements.
Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may not be able to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to holders of common stock or Series A Preferred Stock to make claims on our assets, and the terms of any additional debt could restrict our operations, including our ability to pay dividends on our common stock or Series A Preferred Stock. If we issue additional equity securities, existing holders of our securities may experience dilution.
Ownership positions of certain of our stockholders may lead to conflicts of interest and could negatively impact the price of our securities.
The ownership positions of certain affiliated funds of Centerbridge Partners, L.P. (the "Centerbridge Investors") and certain affiliated funds of Oaktree Capital Management, L.P. (the "Oaktree Investors”) represent a significant portion of the total voting power of our outstanding shares. As a result, these two stockholders in and of themselves can influence significantly all matters requiring approval by our stockholders. These two stockholders may, from time to time, have interests that differ from other stockholders, and they may each vote in a way with which other stockholders disagree and either or both may be adverse in the future to the interests of other stockholders. Furthermore, Centerbridge Investors and Oaktree Investors each have the right to designate three directors for election to the Board at each meeting of stockholders of the Company, and certain additional holders of our Series A Preferred Stock are entitled to designate one director for election to the Board at each meeting of stockholders of the Company, pursuant to the terms of the Investor Rights Agreement for the Series A Preferred Stock. The concentration of ownership of our shares may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company, and consequently may affect the market price of our shares. This concentration of ownership of our shares may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.
Our securities are subordinated to our indebtedness upon liquidation.
In the event of our liquidation, dissolution or winding up, our common stock and Series A Preferred Stock would rank below all debt and other general unsecured claims against us. As a result, holders of our Series A Preferred Stock would not be entitled to receive any payment or other distribution of assets upon our liquidation, dissolution or winding up until after all of our obligations to debt holders have been satisfied.
Furthermore, our common stock would rank below the Series A Preferred Stock. Holders of our common stock would not be entitled to receive any payment or other distribution of assets upon our liquidation, dissolution or winding up until after all of our obligations to debt holders and also holders of our Series A Preferred Stock had been satisfied.
There can be no assurance that we will pay dividends.
The declaration and payment of any dividend is subject to the approval of our Board of Directors in accordance with its bylaws. There can be no assurance that we will declare and pay dividends in the future in any particular amounts, or at all. Our ability to pay dividends may limited by restrictions or limitations on our cash flows, including our ability to obtain sufficient funds through dividends from subsidiaries, many of which are located outside of the United States. Furthermore, any payment of dividends on our common stock is subject to and conditioned upon payment of dividends on our Series A Preferred Stock. Holders of Series A Preferred Stock are entitled to receive cumulative dividends at an annual rate of 11% on the stated amount per share, plus the amount of any accrued and unpaid dividends on such share accumulating daily and payable quarterly, when, as and if declared by the Disinterested Directors' Committee of the Board of Directors out of funds legally available. Any declaration and payment of dividends on the Series A Preferred Stock or common stock will depend on our earnings and financial condition, including our consolidated EBITDA, our liquidity and capital requirements, the general economic climate, the terms of our equity securities, contractual restrictions, our ability to service any debt obligations senior to our Series A Preferred Stock and other factors deemed relevant by the Board of Directors in accordance with its bylaws.
The Series A Preferred Stock could be converted into common stock in certain circumstances.
Series A Preferred Stock, as well as accrued and unpaid dividends for Series A Preferred Stock, can be converted into common stock in certain circumstances. The issuance of common stock upon conversion of the Series A Preferred Stock, and any accrued and unpaid dividends on the Series A Preferred Stock, could result in significant, material dilution to current holders of common stock. There can be no assurance as to the timing of a conversion of Series A Preferred Stock. Furthermore, holders whose shares of Series A Preferred Stock are converted into common stock will no longer enjoy priority over other holders of common stock in the event of the liquidation, dissolution or winding up of the Company.
Series A Preferred Stock votes with common stock on an as-converted basis.
Holders of the Series A Preferred Stock have the right to vote together as a single class with holders of the common stock on an as-converted basis on all matters presented for a vote of the holders of common stock. As of December 31, 2022, holders of the Series A Preferred Stock held approximately 79.1% of the total voting power of the Company. The holders of the Series A Preferred Stock may have interests in matters brought before the stockholders that are different than the interests of holders of our common stock. While the holders of the Series A Preferred Stock may not act as a group, in the instances where their interests are aligned, their ability to cast votes on an as-converted basis may affect the outcome of any stockholder votes on such matters and may adversely affect the market price of the common stock.
We have made in the past, and may in the future make, significant grants under our equity incentive program.
We have made, and expect to continue to make, grants of common stock or options to purchase shares of common stock to our employees, officers or directors under the Long-Term Incentive Plan. To the extent that shares of common stock are granted, or options to purchase common stock are granted, exercised and converted, existing holders of our equity securities may experience dilution.

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
As of December 31, 2022, we owned or leased 13 manufacturing sites, five R&D centers and 11 close-to-customer engineering sites. We also have many smaller sales offices, warehouses, cybersecurity and integrated vehicle health management sites and other investments strategically located throughout the world. The following table shows the ownership and regional distribution of our manufacturing sites, R&D centers and customer engineering sites:

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
Item 3. Legal Proceedings
We are involved in various lawsuits, claims and proceedings incident to the operation of our businesses, including those pertaining to product liability, product safety, environmental, safety and health, intellectual property, employment, commercial and contractual matters and various other matters. Although the outcome of any such lawsuit, claim or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to us, we do not currently believe that such lawsuits, claims or proceedings will have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows. We accrue for potential liabilities in a manner consistent with US GAAP. Accordingly, we accrue for a liability when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.
For additional information regarding our legal proceedings, see Note 25, Commitments and Contingencies of the Notes to the Consolidated Financial Statements.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Common Stock trades on the Nasdaq Global Select Market under the ticker symbol "GTX".
Holders of Record
As of February 8, 2023, there were 29,178 stockholders of record of our Common Stock.
Dividend Policy
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and to repay indebtedness, and therefore we do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. The timing, declaration, amount and payment of future dividends to stockholders on shares of our Common Stock, if any, will fall within the discretion of our Board. Among the items we will consider when establishing a policy with respect to the payment of dividends on our Common Stock will be the capital needs of our business and opportunities to retain future earnings for use in the operation of our business and to fund future growth. Additionally, the terms of our Credit Facilities and the certificate of designations governing our Series A Preferred Stock each limit our ability to pay cash dividends on our Common Stock.
During the year ended December 31, 2022, we declared two cash dividends of $0.17 per share each, in September 2022 and December 2022, on our Series A Preferred Stock, for a total aggregate dividend of $83 million. There can however be no assurance that we will declare and pay dividends on our Series A Preferred Stock, or Common Stock, in the future in any particular amounts or at all.
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
The following graph and table illustrate the total return from April 30, 2021 (the date of Emergence) through December 31, 2022, for (i) our Common Stock, (ii) the Standard and Poor’s (“S&P”) Small Cap 600 Index, (iii) the average stock performance of a group consisting of the peer companies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Peer Group”), consisting of Adient plc, Allison Transmission Holdings, Inc., American Axle & Manufacturing Holdings, Inc., Aptiv PLC, Autoliv Inc., BorgWarner Inc., Dana Incorporated, Gentex Corporation, Lear Corporation, Magna International Inc., Tenneco Inc., Veoneer, Inc. and Visteon Corporation. (iii) the average stock performance of a group consisting of the peer companies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Peer Group”), consisting of Adient plc, Allison Transmission Holdings, Inc., American Axle & Manufacturing Holdings, Inc., Aptiv PLC, Autoliv Inc., BorgWarner Inc., Dana Incorporated, Gentex Corporation, Lear Corporation, Magna International Inc. and Visteon Corporation.
The 2022 Peer Group is used routinely by management for benchmarking purposes. The graph and the table assume that $100 was invested on April 30, 2021 in shares of each of our Common Stock, the S&P Small Cap 600 Index, the Common Stock of the 2022 Peer Group, and that any dividends were reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our Common Stock and may not be indicative of our future performance.

Indexed Price Performance

$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
4/30/2021
5/31/2021
6/30/2021
7/31/2021
8/31/2021
9/30/2021
10/31/2021
11/30/2021
12/31/2021
1/31/2022
2/28/2022
3/31/2022
4/30/2022
5/31/2022
6/30/2022
7/31/2022
8/31/2022
9/30/2022
10/31/2022
11/30/2022
12/31/2022
GTX
S&P Small Cap 600
2022 Peers
2021 Peers

Global Markets Intelligence Group
Recent Sales of Unregistered Securities
During the year ended December 31, 2022, the holders of our Series A Preferred Stock converted 130 shares of Series A Preferred Stock into 130 shares of Common Stock pursuant to the terms of the Certificate of Designations of the Series A Preferred Stock. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering.
Issuer Purchases of Equity Securities
On November 16, 2021, the Board of Directors authorized a $100 million share repurchase program valid until November 15, 2022, providing for the purchase of shares of Series A Preferred Stock and Common Stock (the "share repurchase program"). On November 2, 2022, the Board of Directors authorized the extension of the share repurchase program until November 15, 2023.
The following table summarizes our share repurchase activity for the three months ended December 31, 2022, and additional information regarding our share repurchase program.

Period	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2022 - October 31, 2022	—	$—	67,341	$7.66	67,341	75,874,663
November 1, 2022 - November 30, 2022	—	$—	130,055	$8.46	130,055	74,773,976
December 1, 2022 - December 31, 2022	—	$—	106,419	$8.57	106,419	73,862,228
Total	—	$—	303,815	$8.32	303,815	73,862,228
Other than the amounts repurchased as part of our share repurchase program, there were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended December 31, 2022.
Item 6. Reserved
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with our Consolidated Financial Statements and related notes thereto and other financial information appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the "Risk Factors" section of this Annual Report, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
Overview and Business Trends
Garrett designs, manufactures and sells highly engineered turbocharger and electric-boosting technologies for light and commercial vehicle OEMs” and the global vehicle independent aftermarket as well as automotive software solutions. These OEMs, in turn, ship to consumers globally. We are a global technology leader with significant expertise in delivering products across gasoline, diesel, natural gas and electric (hybrid and fuel cell) powertrains. Additionally, we are currently in the development stage of turbochargers for internal combustion engines using hydrogen as fuel and other highly engineered components for zero emission vehicles. These products are key enablers for fuel economy and emissions standards compliance.
The turbocharger industry is expected to increase from approximately 46 million units in 2022 to approximately 48 million units by 2024, then gradually plateau and drop to approximately 41 million units by 2028, according to S&P for light vehicles and KGP and PSR for on-highway and off-highway commercial vehicles. The turbocharger industry growth in the short and medium term is mainly driven by an expected increase in the penetration of hybrid vehicles, from approximately 13 million hybrid cars globally in 2022 to an anticipated 29 million hybrid cars globally in 2026.
In 2022, a significant increase in BEV production has been observed in Europe and China, with BEV representing, respectively 8% and 18% of light vehicles produced. In China, renewed sales incentives, especially in Tier 2 and Tier 3 cities, as well as non-financial incentives such as more generous license-plate quotas for major metropolitan areas, have bolstered Chinese BEV penetration. In the long-term, the proposal in the European Union ("E.U.") for all new cars to be zero-emission at tail pipe by 2035, as well as local regulations, could drive a further increase of BEV penetration in Europe beyond currently forecasted levels. In the United States, the tightening of CO2/mileage targets is expected to drive higher turbo penetration in the short to medium term. The President of the United States signed an executive order with the goal of making half of all new vehicles sold in 2030 zero-emissions vehicles, including battery electric, plug-in hybrid electric, or fuel cell electric vehicles, which is expected to accelerate the electrification trend in the mid-to-long term. Garrett's portfolio for hybrid powertrains includes new electric boosting solutions that leverage our unique technologies for electrical high speed boosting machinery. Garrett's product portfolio also includes fuel cell compressors for which we are developing the third generation. We are well positioned to take advantage of growing opportunities especially in the application of commercial vehicles. In China, the roadmap released by the China Society of Automotive Engineers, Energy-saving and New Energy Vehicle Technology Roadmap 2.0, outlines a technology path for the next ten years that aims to find a balance between fuel consumption improvement for hybrids and the introduction of electric vehicles. In that context, the turbocharger industry is expected to keep contributing to fuel economy optimization of gasoline, diesel and hybrid vehicles.
In the short to medium term, we continue to believe that turbocharger demand will grow as turbochargers remain one of the most cost-efficient levers to improve the fuel efficiency of gasoline, diesel and hybrid vehicles. In 2021, Garrett won the prestigious Automotive News PACE™ award for the industry's first E-turbo that successfully launched in 2022. The unique high speed electric motor technology developed for this product came from Garrett's fuel cell compressors that are required by fuel cell vehicles. Additionally, this technology offers opportunities for new products to support all types of electrified drivetrains. In the commercial vehicle industry, we expect a slower transition to BEVs due to the requirements of specific applications and associated range and charging time constraints, which translates into more resilient turbocharger demand, as most commercial vehicles are turbocharged. In addition, low or zero emission alternative fuels for ICE, like natural gas or hydrogen, are expected to gain momentum in coming years, supporting continued turbocharger demand. Growth in the turbocharger industry is expected globally, with special mention for high-growth regions in Asia, where rising income levels continue to drive long-term automotive demand. While these positive factors do not isolate the turbocharger industry from fluctuations in global vehicle production volumes, such factors may assist in mitigating the negative impact of macroeconomic cycles. In addition, approximately 30% of our revenue comes from commercial vehicle and aftermarket sales that are less sensitive to the trend of electrification.

The global turbocharger industry is traditionally subject to inflationary pressures with respect to raw materials which place operational and profitability burdens on the entire supply chain. Given the recent macroeconomic disruptions including geopolitical tensions, we expect to see continued commodity cost volatility which could have an impact on future earnings. Accordingly, we continue to seek to mitigate both inflationary pressures and our material-related cost exposures by negotiating commodity cost contract escalation or pass-through agreements with customers and cost reductions with suppliers. Our sales predictability in the short term might also be impacted by sudden changes in customer demand, driven by their supply-chain management challenges.
Emergence from Chapter 11
On September 20, 2020, the Company filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code, which was administered under the caption “In re: Garrett Motion Inc., 20-12212.” On April 20, 2021, a Revised Amended Plan of Reorganization (the "Plan") was filed and on April 26, 2021, the Bankruptcy Court entered an order among other things, confirming the Plan. On April 30, 2021 (the "Effective Date"), the conditions to the effectiveness of the Plan were satisfied or waived and the Company emerged from bankruptcy.

Results of Operations for the Years Ended December 31, 2022, 2021 and 2020
Net Sales

	2022	2021	2020
	(Dollars in millions)
Net sales	$3,603	$3,633	$3,034
% change compared with prior period	(0.8)%	19.7%	(6.6%)
The change in net sales compared to the prior year is attributable to the following:
For the year ended December 31, 2022, sales decreased compared to prior year by $30 million or 1%. This decrease was primarily due to an unfavorable impact of $304 million or 8% due to foreign currency translation driven by a lower Euro-to-US dollar exchange rate. This decrease was partially offset by $149 million of improved mix and $125 million of inflation recoveries net of pricing across all product lines.
Gasoline product sales increased by $64 million or 5% (including an unfavorable impact of $119 million or 8% due to foreign currency translation), primarily driven by new product launches in North America which delivered incremental sales year over year. This increase was partially offset by lower Euro-to-dollar exchange rates and lower sales in China due to the increased Covid-related lockdown measures implemented by the Chinese government throughout 2022.
Diesel product sales decreased by $91 million or 9% (including an unfavorable impact of $103 million or 10% due to foreign currency translation). While we saw lower volumes in 2022 due to the global semiconductor shortage and supply chain challenges at customers, this was offset by inflation pass-through and a favorable mix.
Commercial vehicle sales decreased by $32 million or 5% (including an unfavorable impact of $51 million or 8% due to foreign currency translation), primarily driven by lower volumes in China during the year after a strong pre-buy effect in the first half of 2021, more than offset by a favorable mix in the rest of the world.
Aftermarket sales improved by $36 million or 9% (including an unfavorable impact of $25 million or 6% due to foreign currency translation), primarily due to strong demand in North America and Europe related to favorable aftermarket conditions such as increased off-highway demand for new and service parts, increased revenues from our

Performance & Motorsport Turbo business, new distributor openings, as well as growth through new product introductions and favorable pricing impacts.
For the year ended December 31, 2021, net sales were $3,633 million, an increase compared to prior year of $599 million or 20% (including a positive impact of $132 million or 5% due to foreign currency translation driven by higher Euro-to-US dollar exchange rates).
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
Cost of Goods Sold and Gross Profit

	2022	2021	2020
	(Dollars in millions)
Cost of goods sold	$2,920	$2,926	$2,495
% change compared with prior period	(0.2)%	17.3%	(2.3%)
Gross profit percentage	19.0%	19.5%	17.8%

	Cost of Goods Sold		Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for year ended December 31, 2021	$2,926		$707
Volume	(19)		(8)
Product mix	124		25
Price, net of inflation pass-through	—		125
Commodity, transportation and energy inflation	154		(154)
Productivity, net	(58)		84
Research & development	17		(17)
Foreign exchange rate impacts	(224)		(79)
Cost of Goods Sold / Gross Profit for year ended December 31, 2022	$2,920	$2,920	$683

For the year ended December 31, 2022, cost of goods sold decreased by $6 million compared to prior year, primarily driven by our lower sales volumes and foreign currency impacts which contributed to decreases of $19 million and $224 million, respectively. Our continued focus on productivity also contributed to a decrease in cost of goods sold of $58 million, net of $10 million of higher premium freight costs driven by supply chain disruptions, transportation constraints and volume volatility. These decreases were partially offset by $154 million of inflation on commodities, transportation and energy costs, as well as $124 million due to an unfavorable product mix. R&D expenses also increased by $17 million which reflects our shift in investment in electrification technologies.
Gross profit decreased by $24 million, mainly driven by the lower sales volumes, inflation on commodities, transportation and energy costs, as well as higher premium freight costs as discussed above. Higher R&D costs and $79 million of unfavorable foreign currency translational, transactional and hedging effects also reduced our gross profit. These decreases were partially offset by $84 million of higher productivity which includes the benefits from value engineering that are partially passed through to customers, $125 million of inflation recoveries from customer pass-through agreements net of pricing reductions, and $25 million of favorable product mix.

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for year ended December 31, 2020	$2,495	$539
Volume	278	135
Product mix	74	(8)
Price, net of inflation pass-through	—	(24)
Commodity & transportation inflation	71	(71)
Productivity, net	(108)	120
Research & development	17	(17)
Foreign exchange rate impacts	99	33
Cost of Goods Sold / Gross Profit for year ended December 31, 2021	$2,926	$707
For the year ended December 31, 2021, cost of goods sold increased by $431 million or 17.3% (including an unfavorable impact of $99 million due to foreign exchange rates) compared to the prior year. The increase in cost of goods sold was primarily driven by our higher sales volumes and foreign currency impacts which contributed to increases of $278 million and $99 million, respectively, in cost of goods sold. Cost of goods sold further increased by $74 million due to an unfavorable product mix and $71 million due to inflation on commodities and transportation costs, partially offset by benefits from our continued focus on productivity. R&D expenses increased by $17 million which reflects our shift in investment in electrification technologies and the temporary cost control actions taken in 2020 to mitigate the Covid-19 impact.
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
Selling, General and Administrative Expenses

	2022	2021	2020
	(Dollars in millions)
Selling, general and administrative expense	$216	$216	$260
% of sales	6.0%	5.9%	8.6%
For the year ended December 31, 2022, selling, general and administrative (“SG&A”) expenses remained flat compared to prior year. We saw a $17 million benefit during the year from favorable foreign exchange rates compared to the prior year and $2 million of lower employee-related costs which mainly reflect lower expected employee incentive payouts partially offset by the impact of labor inflation. These decreases were offset by $5 million of higher IT expenses in 2022, $4 million from increased travel expenses as Covid restrictions eased, $10 million of higher bad debt expenses due primarily to a non-recurring bad debt recovery recognized in 2021.

For the year ended December 31, 2021, SG&A expenses decreased for compared to prior year by $44 million, mainly driven by $52 million of strategic planning costs incurred in 2020, $11 million of bad debt recovery, $5 million of lower stock based compensation costs and a $2 million capital tax expense recorded in 2020. These decreases were partially offset by $4 million in labor inflation, a $13 million increase in accruals for employees incentives which reflect the expected payouts in 2022, a $6 million increase in foreign exchange impacts and $3 million of cost savings initiatives undertaken in the prior year to mitigate the impact of Covid-19. As a percentage of net sales, SG&A for 2021 was 5.9% versus 8.6% in the prior year.
Other Expense, Net

	2022	2021	2020
	(Dollars in millions)
Other expense, net	$2	$1	$46
% of sales	0.1%	—%	1.5%
Other expense, net increased for 2022 compared to the prior year by $1 million and is attributable to an increase of expenses associated with the factoring of receivables.
Other expense, net decreased for 2021 compared to the prior year by $45 million. The decrease is attributable to the cancellation of liabilities related to the Honeywell Indemnity Agreement and associated litigation, following our emergence from Chapter 11.
Interest Expense

	2022	2021	2020
	(Dollars in millions)
Interest Expense	$82	$93	$79
For the year ended December 31, 2022, interest expense decreased by $11 million compared to prior year, primarily due to $19 million less of interest accretion on our Series B Preferred Stock that was issued at Emergence and fully redeemed by June 2022, and $9 million of interest expense incurred on our pre-Emergence credit facilities. These decreases in interest expense were partially offset by $14 million of additional interest expense in 2022 on our current Credit Facilities entered into at Emergence.
For the year ended December 31, 2021, interest expense increased by $14 million compared to prior year, primarily due to $29 million of interest accretion on the Series B Preferred Stock, partially offset by $16 million lower interest expense on our current Credit Facilities compared to our credit facility in the prior year before Emergence and prior year period fees related to amendments to our previous credit facilities.
Non-operating income

	2022	2021	2020
	(Dollars in millions)
Non-operating income	$(121)	$(16)	$(38)
For the year ended December 31, 2022, non-operating income increased by $105 million compared to prior year. This increase was driven by $66 million of interest income primarily from unrealized marked-to-market gains on our interest rate swaps and $24 million related to non-service components of net periodic pension benefits, partially offset by $11 million of foreign exchange remeasurement losses.
For the year ended December 31, 2021, non-operating income decreased by $22 million compared to prior year and comprised $47 million in foreign exchange impact on debt, which was unhedged as a consequence of restrictions placed on the Company during the pendency of Chapter 11, partially offset by $18 million higher non-service pension benefit in the current year and $8 million driven by interest income associated with unrealized marked-to-market gains on interest rate swaps.
Reorganization items, net

	2022	2021	2020
	(Dollars in millions)
Reorganization items, net	$3	$(125)	$73
For the year ended December 31, 2022, reorganization items, net was an expense of $3 million related to professional service fees incurred for the remaining securities litigation from Chapter 11. During the prior year, reorganization items, net amounted to a $125 million gain, representing a $502 million gain on the settlement of Honeywell claims, partially offset by $119 million higher professional service fees related to the Chapter 11 Cases compared to the prior-year period, $79 million related to the termination and an expense reimbursement under a share and asset purchase agreement entered into on the Petition Date by the Debtors, AMP Intermediate B.V. and AMP U.S. Holdings, LLC (the “Stalking Horse Purchase Agreement”), $39 million in Directors and Officers insurance related to Chapter 11 Cases, a $19 million write off on debt issuance costs of the debt associated with our pre-petition credit agreement, $13 million in employee stock awards cancellation and $35 million in other costs mainly related to unsecured notes settlement.
For the year ended December 31, 2021, reorganization items, net was a gain of $125 million, as explained above. This is in comparison to the year ended December 31, 2020, where reorganization items, net were $73 million, representing professional fees related to Chapter 11 of $55 million, DIP Credit Agreement financing fees of $13 million and the unamortized deferred high yield debt issuance cost of $6 million.
Tax Expense

	2022	2021	2020
	(Dollars in millions)
Tax expense	$106	$43	$39
Effective tax rate	21.4%	7.9%	32.8%
The effective tax rate increased by 13.5 percentage points in 2022 compared to 2021. The increase was primarily attributable to the nontaxable gain on the settlement of the Honeywell claims (partially offset by non-deductible transaction costs) and increased tax benefits from an internal restructuring, both of which occurred in 2021 and are non-recurring. This increase was partially offset by tax benefits in the current year due to release of reserves for statute of limitation expirations.
The effective tax rate decreased by 24.9 percentage points in 2021 compared to 2020. The decrease was primarily attributable to the nontaxable gain on the settlement of the Honeywell claims during the year, increased tax benefits from an internal restructuring and fewer losses in jurisdictions that we do not expect to benefit from such losses; partially offset by increases in withholding taxes on unrepatriated earnings. The internal restructuring occurred predominantly in the fourth quarter of 2021, which involved transfers of certain rights to intellectual property and various intercompany financing arrangements resulting in an approximate 11 percentage point decrease to the effective tax rate during 2021. The overall increase in earnings from 2020 was also a contributing factor to a lower effective tax rate because the tax impacts as a percentage to earnings is less sensitive.
Net Income

	2022	2021	2020
	(Dollars in millions)
Net Income	$390	$495	$80
For the year ended December 31, 2022, net income decreased $105 million compared to prior year primarily as result of lower gross profit of $24 million, a net benefit in 2021 of $125 million in Reorganization items, and higher tax expenses of $63 million, partially offset by higher non-operating income of $105 million, as described above.
For the year ended December 31, 2021, net income increased $415 million compared to prior year primarily as result of higher gross profit of $168 million, lower SG&A expenses of $44 million, lower Other expenses of $45 million, and favorable Reorganization items, net, of $198 million, as described above.
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
1.We define “EBITDA” as our net income calculated in accordance with U.S. GAAP, plus the sum of net interest expense, tax expense and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of net reorganization items, stock compensation expense, repositioning costs, net foreign exchange loss on debt, loss on extinguishment on debt, discounting costs on factoring, other non-operating income and professional service costs and capital tax expense incurred in conjunction with our reorganization; and
2.certain adjustment items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effect in a given period, which affects the comparability of our results.
In addition, our management may use Adjusted EBITDA in setting performance incentive targets to align performance measurement with operational performance.
EBITDA and Adjusted EBITDA (non-GAAP)

	Year Ended December 31,
	2022	2021		2020
	(Dollars in millions)
Net income — GAAP	$390	$495		$80
Net interest expense	6	82		76
Tax expense	106	43		39
Depreciation	84	92		86
EBITDA (Non-GAAP)	$586	$712		$281
Other expense, net(1)	2	—		45
Non-operating (income) expense(2)	(41)	(12)		5
Reorganization items, net(3)	3	(125)		73
Stock compensation expense(4)	11	7		10
Repositioning charges(5)	4	16		10
Foreign exchange loss (gain) on debt, net of related hedging loss (gain)	—	9		(38)
Professional service costs(6)	—	—		52
Capital tax expense (7)	—	—		2
Loss on extinguishment of debt	5	—		—
Adjusted EBITDA (Non-GAAP)	$570	$607	$607	$440
(1)Other expense, net includes factoring and notes receivable discount fees. It also reflects, specifically for 2020, our accounting for the majority of our asbestos-related liability payments and accounts payable to Honeywell under the terms of the Honeywell Indemnity Agreement. The Plan as confirmed by the Bankruptcy Court included a global settlement with Honeywell providing for, among other things, the full and final satisfaction, settlement, release, and discharge of all liabilities under or related to legacy agreements between the Company or its subsidiaries and Honeywell.
(2)The adjustment for non-operating (income) expense reflects the non-service component of net periodic pension costs and other income that are non-recurring or not considered directly related to the Company's operations.
(3)The Company applied ASC 852 for periods subsequent to the Petition Date to distinguish transactions and events that were directly associated with the Company’s reorganization from the ongoing operations of the business. Accordingly, certain expenses and gains incurred during the Chapter 11 Cases are recorded within Reorganization items, net in the Consolidated Statements of Operations. See Note 2, Plan of Reorganization of the Notes to the Consolidated Financial Statements.
(4)Stock compensation expense includes only non-cash expenses.
(5)Repositioning costs include severance costs related to restructuring projects to improve future productivity.
(6)Professional service costs consist of professional service fees related to strategic planning for the Company in the period prior to filing for relief under Chapter 11 of the Bankruptcy Code in September 2020. We consider these costs to be unrelated to our ongoing core business operations.
(7)The canton of Vaud, Switzerland generally provides for crediting the cantonal corporate income tax against capital tax. There was no income tax payable for the year ended December 31, 2020 and therefore the 2020 capital tax due of $2 million was recorded in SG&A expenses.
Adjusted EBITDA for the year ended December 31, 2022 compared with year ended December 31, 2021
For the year ended December 31, 2022, net income decreased $105 million versus the prior year as discussed above within the Results of Operations section. Our volumes for 2022 totaled 13.6 million units, representing a decrease of approximately 1% from the prior year.
Adjusted EBITDA decreased by $37 million compared to the prior year mainly due to unfavorable foreign exchange impacts. While we saw increased inflation on commodities, transportation and energy, and we also increased our R&D spending on electrification technologies, this was more than offset by an improved product mix net of lower volumes, productivity, and inflation pass-through net of pricing. Our Adjusted EBITDA margin decreased by 90 basis points, of which 80 basis points was driven by the unfavorable foreign exchange impacts and inflation pass-through to customers.
During 2022, we faced demand volatility driven mainly by the global semiconductor shortage, geopolitical tensions and ongoing impacts from Covid restrictions primarily in China, all of which resulted in supply chain disruptions. We maintained our focus on productivity in 2022 as rising commodity prices led to higher raw material costs, particularly for nickel, aluminum and steel alloys. We recovered the cost increases from our customer pass-through agreements, and continue to negotiate with our customers for further escalators while actively managing our supply base and cost recovery mechanisms to mitigate the impact of materials, transportation and energy cost inflation. The increased productivity was partially offset by year-over-year labor inflation, increased travel expenses, higher bad debt expenses and increased premium freight costs driven by supply chain disruptions, transportation constraints and volume volatility.
R&D expenses increased $17 million which primarily reflects our increased investment in electrification technologies.

Adjusted EBITDA for the year ended December 31, 2021 compared with year ended December 31, 2020
As discussed above, Net income increased $415 million for 2021 as compared to 2020. For 2021, Garrett’s Adjusted EBITDA of $607 million increased by $167 million compared to the prior year, mainly due to benefits from volume and productivity, partially offset by mix and commodities and transportation inflation.
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
R&D expenses increased by $17 million which reflects our shift in investment in electrification technologies and the temporary cost control actions taken in 2020 to mitigate the Covid-19 impact.
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
Following our emergence from bankruptcy and during the year ended December 31, 2022, we funded our operations primarily through the cash flows from operating activities, borrowings from our credit facilities and cash and cash equivalents. On the Effective Date, in accordance with the Plan, the Company entered into a credit agreement (as amended from time to time, the "Credit Agreement") providing for senior secured financing, consisting of a seven-year secured first-lien U.S. Dollar term loan facility initially in the amount of $715 million (the “Dollar Term Facility”), a seven-year secured first-lien Euro term loan facility initially in the amount of €450 million (the “Euro Term Facility,” and together with the Dollar Facility, the “Term Loan Facilities”); and a five-year senior secured first-lien revolving credit facility initially in the amount of $300 million providing for multi-currency revolving loans, (the “Revolving Facility,” and together with the

Term Loan Facilities, the “Credit Facilities”). On January 11, 2022 and March 22, 2022, the Company amended the Credit Agreement, increasing the maximum amount of borrowings available under the Revolving Facility from $300 million to approximately $475 million. The maturity date of the Revolving Facility remains unchanged at April 30, 2026, with certain extension rights at the discretion of each lender. On December 31, 2022, the Company reported cash and cash equivalents position $246 million (not including $2 million in restricted cash as of December 31, 2022) as compared to $423 million on December 31, 2021 (not including $41 million in restricted cash as of December 31, 2021). As of December 31, 2022, the Company had no borrowings or letters of credit outstanding under the Revolving Facility, and available capacity of $475 million. In addition, as of December 31, 2022, the Company had $1,186 million of principal outstanding on its Term Loan Facilities and had utilized $14 million of the bilateral letter of credit facilities with $1 million remaining available capacity.
During the year ended December 31, 2022, we repaid $7 million of our Dollar Term Facility and $381 million related to our Series B Preferred Stock which included the final early redemption payment, following which no shares of our Series B Preferred Stock remain outstanding. Additionally, holders of our Series A Preferred Stock are entitled to receive, when, as and if declared by a committee of disinterested directors of the Board out of funds legally available for such dividend, cumulative cash dividends at an annual rate of 11% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share. These dividends accumulate whether or not declared. During the year ended December 31, 2022, we declared two cash dividends of $0.17 per share, each (September 2022 and December 2022), on our Series Preferred A Stock, for a total aggregate dividend of $83 million. As of December 31, 2022, the aggregate accumulated undeclared and unpaid dividend was approximately $171 million.
For 2023, we expect to maintain a similar level of capital spending as compared to 2022. We expect to repay $7 million on our Dollar Term Facility. We also expect to pay approximately $5 million related to purchase obligations which were entered into with various vendors in the normal course of business and are consistent with our expected requirements. Finally, we expect to make contributions of approximately $7 million to our non-U.S. pension plans.
We believe the combination of expected cash flows, the funding received from Series A Preferred Stock issuance, the term loan borrowings and the revolving credit facilities being committed until 2026, will provide us with adequate liquidity to support the Company's operations.

Share Repurchase Program
On November 16, 2021, the Company announced that it had authorized a $100 million share repurchase program valid until November 15, 2022, providing for the purchase of shares of Series A Preferred Stock and Common Stock. On November 2, 2022, the Board of Directors authorized the extension of the share repurchase program by one year, to November 15, 2023. As of December 31, 2022, the Company had repurchased $26 million of its Series A Preferred Stock and Common Stock, with $74 million remaining under the share repurchase program. For more information, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Issuer Purchases of Equity Securities.
Off-Balance Sheet Arrangement
The Company did not have any off-balance sheet arrangements as of December 31, 2022 and 2021.
Cash Flow Summary for the Years Ended December 31, 2022, 2021 and 2020
Our cash flows from operating, investing and financing activities for the years ended December 31, 2022, 2021 and 2020, as reflected in the Consolidated Financial Statements included in this Annual Report, are summarized as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$375	$(310)	$25
Investing activities	(91)	(71)	(80)
Financing activities	(482)	139	530
Effect of exchange rate changes on cash	(18)	13	31
Net (decrease) increase in cash and cash equivalents	$(216)	$(229)	$506

Cash Flow Summary for the year ended December 31, 2022
Cash provided by operating activities increased by $685 million for 2022 versus the prior year, primarily due to a $375 million payment made to Honeywell in 2021 pursuant to the Plan, and a decrease in net income of $105 million, net of a $393 million increase in non-cash adjustments which included a $435 million gain recognized in prior year on reorganization items, a $66 million increase in the fair value of our undesignated derivative instruments and $28 million of the redemption attributable to interest of Series B Preferred Stock. We also saw favorable impacts from working capital of $46 million, partially offset by a $24 million decrease mainly driven by other assets and liabilities.
Cash used for investing activities increased by $20 million for 2022 versus the prior year, primarily due to an increase in expenditures for property, plant and equipment of $19 million.
Cash used for financing activities increased by $621 million for the year ended December 31, 2022 compared with the prior year. The change was primarily driven by $180 million of additional early redemptions in 2022 of our Series B Preferred Stock (excluding amounts attributable to interest and included in cash used for operating activities), and $83 million for dividends on Series A Preferred Stock. We also saw, in 2021 upon Emergence, net proceeds of $2,522 million from the issuance of our Series A Preferred Stock and new long-term debt, partially offset by net payments of $2,156 million related to our prior senior secured super-priority debtor-in-possession credit agreement, our pre-petition revolving credit facility, pre-petition long-term debt and payments made to holders of the Company's pre-emergence common stock who made a cash-out election under the Plan. These increases in cash used for financing activities were partially offset by $12 million less of repurchases of Series A Preferred Stock and Common Stock in 2022 versus 2021.
Cash Flow Summary for the year ended December 31, 2021
Cash used for operating activities increased by $335 million for 2021 versus the prior year, primarily due to a $375 million payment to Honeywell pursuant to the Plan in the current year compared to a $6 million payment to Honeywell in the prior year. We also saw an increase in net income, net of deferred taxes and non-cash gains related to the reorganization, of $82 million. These increases in cash used for operating activities were partially offset by a favorable impact from working capital of $47 million and $65 million mainly driven by prepayments made in 2020 for directors' and officers' insurance in relation to our reorganization.
Cash used for investing activities decreased by $9 million for 2021 versus the prior year, primarily due to a decrease in Expenditures for property, plant and equipment of $8 million.
Cash provided by financing activities decreased by $391 million for 2021 versus the prior year. The change was driven by $1,301 million in proceeds from the issuance of Series A Preferred Stock and $1,221 million in proceeds from the issuance of the new long-term debt, partially offset by $200 million of debt repayments compared to $200 million of proceeds in the prior year on the DIP Credit Agreement, $1,515 million payments of the old long-term debt and $69 million in payments for the Cash-Out election. Additionally, payments of our revolving facilities were $730 million lower than in prior year, we redeemed $201 million of our Series B Preferred Stock (exclusive of $10 million of the redemption attributable to interest and included in cash used for operating activities), and repurchased $15 million of Series A Preferred Stock and $4 million of Common Stock pursuant to the share repurchase program.

Capital Expenditures
We believe our capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns and to expand capacity to meet increased demand. We expect to maintain a similar level of capital expenditures in 2023 as compared to 2022, increasing investment in electrification technologies while offsetting with investment on core technologies.
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
Revenue Recognition — Product sales are recognized when we transfer control of the promised goods to our customer, which is based on shipping terms. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the promised goods, adjusted for any variable consideration such as price concessions or annual price adjustments as estimated at contract inception. We estimate variable consideration at the most likely amount we will receive from customers and reduce revenues recognized accordingly. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. We adjust our estimate of revenue at the earlier of when the value of consideration we expect to receive changes or when the consideration becomes fixed.
Contingent Liabilities — We are subject to lawsuits, investigations and claims that arise out of the conduct of our global business operations or those of previously owned entities, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, legal and environmental, health and safety matters. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation and outcomes of similar cases through the judicial system), changes in assumptions or changes in our settlement strategy. See Note 25, Commitments and Contingencies of the Notes to the Consolidated Financial Statements for a discussion of management’s judgment applied in the recognition and measurement of our most significant contingencies.
Warranties and Guarantees — Expected warranty costs for products sold are recognized based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, length of the warranty and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. See Note 25, Commitments and Contingencies of the Notes to the Consolidated Financial Statements included herein for additional information.
Pension Benefits — We sponsor defined benefit pension plans covering certain employees, primarily in Switzerland, the U.S. and Ireland. The pension cost and liabilities for these plans are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates, expected return on plan assets, mortality rates, and compensation increases. The Company is required to consider current market conditions, including changes in interest rates, and employee demographics such as retirement patterns, in making its assumptions. Changes in the related pension benefit costs or liabilities may occur in the future due to changes in the assumptions.
The discount rate reflects the market rate on December 31 (the measurement date) for high-quality fixed-income investments with maturities corresponding to our pension obligations and is subject to change each year. The discount rate can be volatile from year to year as it is determined based upon prevailing interest rates as of the measurement date. The assumptions as to the expected long-term rates of return on plan assets are based upon historical plan asset returns over varying long-term periods combined with our expectations of future market conditions and asset mix considerations.
We recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (the “MTM Adjustment”). Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension plans or when assumptions change. The primary factors contributing to actuarial gains and losses are changes in the discount rate used to value pension obligations as of the measurement date each year and the difference between expected and actual returns on plan assets. The mark-to-market accounting method results in the potential for volatile and difficult to forecast MTM Adjustments as the adjustments are primarily driven by events and circumstances beyond the control of the Company such as changes in interest rates and the performance of the financial markets.
Income Taxes — We account for income taxes pursuant to the asset and liability method which requires us to recognize current tax liabilities or receivables for the amount of taxes we estimate are payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts and their respective tax bases of assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period enacted. A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which related temporary differences become deductible.
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
Other Matters
Litigation and Environmental Matters
See Note 25, Commitments and Contingencies of the Notes to the Consolidated Financial Statements for a discussion of litigation matters.
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
We hedge forecasted currency exposure to minimize the earnings exposures arising from foreign currency exchange risk on foreign currency purchases and sales. Gains and losses on the underlying foreign currency exposures are partially offset with gains and losses on the foreign currency forward contracts. Under our cash flow hedging program, we designate the foreign currency forward contracts as cash flow hedges of underlying foreign currency forecasted purchases and sales, with gains and losses on the qualifying derivatives recorded in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet until the underlying forecasted transactions are recognized in earnings. These contracts have varying terms that extend through 2023.
Effective with our entry into the Credit Agreement, the Company entered into floating-floating cross-currency swap contracts to limit its exposure to investments in certain foreign subsidiaries exposed to foreign exchange fluctuations. The cross-currency swaps have been designated as net investment hedges of its Euro-denominated operations. Gains and losses on the derivatives qualifying as net investment hedges are recorded in Accumulated other comprehensive income (loss) within the Consolidated Balance Sheet until the net investment is liquidated or sold.
As of December 31, 2022, the net fair value of all financial instruments with exposure to currency risk was a $92 million asset. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be $112 million and $(139) million, respectively, at December 31, 2022 exchange rates. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
Interest Rate Risk
Our exposure to risk based on changes in interest rates relates primarily to our Credit Agreement. The Credit Agreement bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement. We manage this risk by entering into interest rate swaps to convert floating rate debt to fixed rate debt to reduce market risk associated with changes in interest rates. As of December 31, 2022, the net fair value of all financial instruments with exposure to interest rate risk was a $76 million asset.
For our outstanding borrowings under the Credit Agreement as of December 31, 2022, a 50 basis point increase (decrease) in interest rates would have increased (decreased) our interest expense by $6 million and ($6) million, respectively, compared to the amount of interest that would have been incurred in such period based on the rates of interest in effect at December 31, 2022. For additional information regarding our Credit Agreement, see Note 16, Long-term Debt and Credit Agreements of the Notes to the Consolidated Financial Statements.
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
Assuming current levels of commodity purchases and contractually agreed customer pass-through arrangements, a 10% variation in the commodity prices would correspondingly change our earnings by approximately $24 million per year.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Garrett Motion Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Garrett Motion Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 14, 2023, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Garrett Motion Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Garrett Motion Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements").
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Net Sales and Accrued Liabilities - Variable Consideration– Refer to Notes 3 and 15 to the Financial Statements
Critical Audit Matter Description
As disclosed in Notes 3 and 15 to the consolidated financial statements, the Company records net sales at the amount of consideration the Company expects to receive in exchange for transferring the promised goods, which includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. Variability in consideration typically results from discounts and rebates provided to customers. The estimated variable consideration is based primarily on management’s best available information regarding customer negotiations, historical experience, and anticipated future customer pricing strategies. Estimating variable consideration to be received requires significant judgments by management that affect the amount of revenue recorded in the financial statements.
Given the significant estimates and assumptions management makes to estimate future discounts and rebates, auditing managements estimate of the amount related to variable consideration to recognize as net sales required a high degree of auditor judgement.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimate of revenue variable considerations included the following, among others:
•We tested the effectiveness of relevant controls over the estimation of the variable consideration net sales.
•We selected a sample of revenue contracts with variable consideration and performed the following:
◦Obtained contractual documents, including master agreements and other related documents, and evaluated whether managements calculations for variable consideration were consistent with the terms of the contracts.
◦Compared transaction prices to the consideration expected to be received and determined that variable consideration was completely and accurately recorded.
•We tested the accuracy of managements estimate of the variable consideration by performing the following:
◦Performed an evaluation on historical information to determine management’s ability to accurately estimate sales volumes and future concessions.
◦Performed inquiries with individuals in the Company’s finance, operations and sales departments regarding the customer negotiations and corroborated the inquiries by examining supporting evidence as applicable.
◦Tested the mathematical accuracy of the variable consideration calculation.
•Inspected manual revenue journal entries for unusual entries affecting revenue and examined supporting evidence.

/s/ Deloitte SA
Geneva, Switzerland
February 14, 2023
We have served as the Company’s auditor since 2018.

GARRETT MOTION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions except per share amounts)
Net sales (Note 4)	$3,603	$3,633	$3,034
Cost of goods sold	2,920	2,926	2,495
Gross profit	683	707	539
Selling, general and administrative expenses	216	216	260
Other expense, net (Note 5)	2	1	46
Interest expense	82	93	79
Loss on extinguishment of debt (Note 17)	5	—	—
Non-operating income (Note 6)	(121)	(16)	(38)
Reorganization items, net (Note 1)	3	(125)	73
Income before taxes	496	538	119
Tax expense (Note 7)	106	43	39
Net income	390	495	80
Less: preferred stock dividend (Note 21)	(157)	(97)	—
Net income available for distribution	$233	$398	$80

Earnings per share (Note 24)
Basic	$0.75	$1.69	$1.06
Diluted	$0.75	$1.56	$1.05

Weighted average common shares outstanding
Basic	64,708,635	69,706,183	75,543,461
Diluted	65,075,992	317,503,300	76,100,509
The Notes to the Consolidated Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Net income	$390	$495	$80
Foreign exchange translation adjustment	(1)	38	(234)
Defined benefit pension plan adjustment, net of tax (Note 26)	(9)	36	(18)
Changes in fair value of effective cash flow hedges, net of tax (Note 19)	6	10	(7)
Changes in fair value of net investment hedges, net of tax (Note 19)	44	41	—
Total other comprehensive income (loss)	40	125	(259)
Comprehensive income (loss)	$430	$620	$(179)
The Notes to the Consolidated Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$246	$423
Restricted cash (Note 3)	2	41
Accounts, notes and other receivables, net (Note 8)	803	747
Inventories, net (Note 10)	270	244
Other current assets (Note 11)	110	56
Total current assets	1,431	1,511
Investments and long-term receivables	30	28
Property, plant and equipment, net (Note 13)	470	485
Goodwill (Note 14)	193	193
Deferred income taxes (Note 7)	232	289
Other assets (Note 12)	281	200
Total assets	$2,637	$2,706
LIABILITIES
Current liabilities:
Accounts payable	$1,048	$1,006
Current maturities of long-term debt (Note 16)	7	7
Mandatorily redeemable Series B Preferred Stock (Note 17)	—	200
Accrued liabilities (Note 15)	320	295
Total current liabilities	1,375	1,508
Long-term debt (Note 16)	1,148	1,181
Mandatorily redeemable Series B Preferred Stock (Note 17)	—	195
Deferred income taxes (Note 7)	25	21
Other liabilities	205	269
Total liabilities	$2,753	$3,174
COMMITMENTS AND CONTINGENCIES (Note 25)
EQUITY (DEFICIT)
Series A Preferred Stock, par value $0.001; 245,089,671 and 245,921,617 shares issued and outstanding as of December 31, 2022 and 2021, respectively (Note 21)	—	—
Common Stock, par value $0.001; 1,000,000,000 and 1,000,000,000 shares authorized, 64,943,238 and 64,570,950 issued and 64,832,609 and 64,570,950 outstanding as of December 31, 2022 and 2021, respectively	—	—
Additional paid-in capital	1,333	1,326
Retained deficit	(1,485)	(1,790)
Accumulated other comprehensive income (loss) (Note 22)	36	(4)
Total deficit	(116)	(468)
Total liabilities and deficit	$2,637	$2,706
The Notes to the Consolidated Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2022	2021	2020
Cash flows from operating activities:
Net income	$390	$495	$80
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Reorganization items, net	—	(435)	60
Deferred income taxes	46	(36)	(34)
Depreciation	84	92	86
Amortization of deferred issuance costs	8	7	7
Accretion of debt discount, net of interest payments	(19)	19	—
Loss on extinguishment of debt	5	—	—
Foreign exchange loss (gain)	(1)	7	(58)
Stock compensation expense	11	7	10
Pension (income) expense	(28)	(2)	15
Change in fair value of derivatives	(65)	1	20
Other	1	(11)	24
Changes in assets and liabilities:
Accounts, notes and other receivables	(102)	18	(162)
Inventories	(48)	(31)	(14)
Other assets	34	(32)	(45)
Accounts payable	108	(75)	41
Accrued liabilities	(17)	(46)	(13)
Obligations payable to Honeywell	—	(375)	6
Other liabilities	(32)	87	2
Net cash provided by (used for) operating activities	375	(310)	25
Cash flows from investing activities:
Expenditures for property, plant and equipment	(91)	(72)	(80)
Other	—	1	—
Net cash used for investing activities	(91)	(71)	(80)
Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock	—	1,301	—
Proceeds from issuance of long-term debt, net of deferred financing costs	—	1,221	—
Proceeds from revolving credit facilities	—	—	1,449
Payments of long-term debt	(7)	(1,517)	(2)
Payments of revolving credit facilities	—	(370)	(1,100)
Payments for dividends	(83)	—	—
Payments for share repurchases	(7)	(19)	—
(Repayments) proceeds from debtor-in-possession financing	—	(200)	200
Redemption of Series B Preferred stock	(381)	(201)	—
Payments for Cash-Out election	—	(69)	—
Debt financing costs	(4)	(7)	(13)
Other	—	—	(4)
Net cash (used for) provided by financing activities	(482)	139	530
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(18)	13	31
Net (decrease) increase in cash, cash equivalents and restricted cash	(216)	(229)	506
Cash, cash equivalents and restricted cash at beginning of period	464	693	187
Cash, cash equivalents and restricted cash at end of period	$248	$464	$693
Supplemental cash flow disclosures:
Income taxes paid (net of refunds)	$42	$61	$44
Interest expense paid	65	61	63
Reorganization items paid	5	350	14
Supplemental schedule of non-cash investing and financing activities:
Issuance of Series B Preferred Stock	—	577	—
Expenditures for property, plant and equipment in accounts payable	33	32	47
The Notes to the Consolidated Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income/(Loss)	Total Deficit
	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2019	—	$—	75	$—	$19	$(2,282)	$130	$(2,133)
Net income	—	—	—	—	—	80	—	80
Other comprehensive income, net of tax	—	—	—	—	—	—	(259)	(259)
Stock-based compensation	—	—	1	—	10	—	—	10
Tax withholding related to vesting of restricted stock units and other	—	—	—	—	(1)	—	—	(1)
Adoption impact of ASU 2016-13, Financial Instruments - Credit Losses	—	—	—	—	—	(5)	—	(5)
Balance at December 31, 2020	—	$—	76	$—	$28	$(2,207)	$(129)	$(2,308)
Net income	—	—	—	—	—	495	—	495
Cash-Out election	—	—	(11)	—	—	(69)	—	(69)
Issuance of Series A Preferred Stock	248	—	—	—	1,301	—	—	1,301
Share repurchases	(2)	—	(1)	—	(10)	(9)	—	(19)
Other comprehensive income, net of tax	—	—	—	—	—	—	125	125
Stock-based compensation	—	—	—	—	7	—	—	7
Balance at December 31, 2021	246	$—	64	$—	$1,326	$(1,790)	$(4)	$(468)
Net income	—	—	—	—	—	390	—	390
Share repurchases	—	—	—	—	(4)	(2)	—	(6)
Other comprehensive loss, net of tax	—	—	—	—	—	—	40	40
Dividends			—	—	—	(83)	—	(83)
Stock-based compensation	—	—	—	—	11	—	—	11
Balance at December 31, 2022	246	$—	64	$—	$1,333	$(1,485)	$36	$(116)
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

We evaluate segment reporting in accordance with ASC 280, Segment Reporting. We concluded that Garrett operates in a single operating segment and a single reportable segment based on the operating results available and evaluated regularly by the chief operating decision maker (“CODM”), who is our Chief Executive Officer, to make decisions about resource allocation and performance assessment. The CODM makes operational performance assessments and resource allocation decisions on a consolidated basis, inclusive of all of the Company’s products across channels and geographies.

Note 2. Plan of Reorganization
On September 20, 2020 (the "Petition Date"), the Company and certain of its subsidiaries each filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). A Revised Amended Plan of Reorganization ("Plan") was confirmed by the Bankruptcy Court on April 26, 2021, and the Company emerged from bankruptcy (“Emergence”) on April 30, 2021 (the "Effective Date").
The Company applied ASC 852, Reorganizations, in preparing its Consolidated Financial Statements during its Chapter 11 bankruptcy proceedings, which required the financial statements for periods subsequent to filing for Chapter 11 to distinguish transactions and events that were directly associated with the Company's reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses directly resulting from the reorganization and restructuring were reported separately as Reorganization items, net in the Consolidated Statements of Operations. Upon Emergence, the Company did not meet the requirements under ASC 852 for fresh start accounting and in accordance with ASC 852, a new reporting entity was not created for accounting purposes.
On the Effective Date, pursuant to the Plan:
•All shares of the common stock of the Company outstanding prior to the Effective Date (the “Old Common Stock”) were cancelled;
•The Company paid $69 million to holders of Old Common Stock who had made the cash-out election under the Plan (the “Cash-Out Election”) in consideration of the cancellation of the common stock held by such holders;
•The Company issued 65,035,801 shares of its new common stock ("Common Stock") to the holders of Old Common Stock who had not made the Cash-Out Election under the Plan;

•The Company issued 247,768,962 shares of Series A Preferred Stock to the parties to the Plan Support Agreement, the Equity Backstop Commitment Agreement (as both defined in the Plan) and participants in the rights offering by the Company for aggregate consideration of $1,301 million;
•The Company issued 834,800,000 shares of Series B Preferred Stock to Honeywell International Inc. (“Honeywell”) in satisfaction and discharge of certain claims of Honeywell;

•The Company also paid $375 million to Honeywell in addition to the issuance of the Series B Preferred Stock in satisfaction and discharge of certain claims of Honeywell;
•The Company paid in full $101 million of interest and principal outstanding on, and terminated, the Senior Secured Super-Priority Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”);
•The Company repaid, and terminated, its pre-petition credit agreement including:
•Outstanding principal balance, accrued pre-petition and default interest on its five-year term A loan facility of $307 million;
•Outstanding principal balance, accrued pre-petition and default interest of (i) $374 million with respect to the EUR tranche and (ii) $422 million with respect to the USD tranche, on its seven-year term B loan facility;
•Outstanding principal balance and accrued interest of $374 million on its revolving credit facility; and
•Accrued pre-petition hedge obligations of $20 million.
•The Company repaid the outstanding principal balance on its senior subordinated notes of €350 million, or $423 million. The Company also paid accrued pre-petition interest of $10 million, post-petition interest of $13 million, and $15 million in connection with a complaint in the Bankruptcy Court against the indenture trustee of the 5.125% senior notes due 2026 (the "Make-Whole Litigation").
•The Company entered into certain secured debt facilities, see Note 16, Long-term Debt and Credit Agreements for discussion.
The Company further paid $75 million in connection with the reimbursement of Centerbridge Partners, L.P. (together with its affiliated funds, “Centerbridge”) and Oaktree Capital Management, L.P. (together with its affiliated funds, “Oaktree”), who are significant shareholders, and Honeywell for professional fees and expenses related to their support of our emergence from Chapter 11 bankruptcy, as well as reimbursement to Centerbridge and Oaktree for their participation in the Equity Backstop Commitment Agreement.
Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of the following for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022		2021
	(Dollars in millions)
Gain on settlement of Honeywell claims(1)	$—		$(502)
Advisor fees	1		174
Bid termination and expense reimbursement	—		79
Director's and officers insurance	—	$—	39
Expenses related to senior notes(2)	—	$—	28
Write off of pre-petition debt issuance cost	—	$—	25
Employee stock cash out	—	$—	13
DIP financing fees	—	$—	1
Other	2	$—	18
Total reorganization items, net	$3	$2	$(125)
(1)The gain on settlement of Honeywell claims of $502 million is comprised of the pre-emergence Honeywell claims of $1,459 million, less a $375 million payment made to Honeywell pursuant to the Plan, less the Series B Preferred Stock issued to Honeywell, which was recorded at $577 million, less a currency translation adjustment of $5 million.
(2)Includes $15 million in connection with Make-Whole Litigation and $13 million related to post-petition interest.

Note 3. Summary of Significant Accounting Policies
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are periodically reviewed and the effects of changes are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.
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
Restricted Cash
Restricted cash primarily consists of bank deposits pledged as collateral to issue bank notes (refer to Note 9, Factoring and Notes Receivable).
Trade Receivables and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount as a result of transactions with customers. In accordance with ASC 326, Financial Instruments - Credit Losses, the Company maintains allowances for doubtful accounts for losses as a result of a customer’s inability to make required payments, estimated based on the expected credit losses over the contractual life of the receivables based on days past due as measured from the contractual due date and collection history. The Company also takes into consideration changes in economic conditions that may not be reflected in historical trends (for example, customers in bankruptcy, liquidation or reorganization). Receivables are written-off against the allowance for doubtful accounts when they are determined uncollectible. Such determination includes analysis and consideration of the particular conditions of the account, including time intervals since last collection, customer performance against agreed upon payment plans, solvency of customer and any bankruptcy proceedings.
Transfer of Financial Instruments
Sales and transfers of financial instruments are accounted for under ASC 860, Transfers and Servicing. The Company may discount and sell accounts receivables during the normal course of business. These receivables which are transferred to a third party without recourse to the Company and that meet the criteria of sales accounting as per ASC 860, are excluded from the amounts reported in the Consolidated Balance Sheets. The cash proceeds received from such sales are included in operating cash flows. The expenses associated with the factoring of receivables are recorded within Other expense, net in the Consolidated Statements of Operations.
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
Property, Plant and Equipment, Net
Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives assets, which are 10 to 50 years for buildings and improvements, 2 to 16 years for machinery and equipment, 3 to 10 years for tooling equipment, and 5 to 7 years for software. Maintenance and repairs are expensed as incurred.
Impairment testing of long lived assets is completed by the Company in accordance with ASC 360, Property, Plant and Equipment. The testing is completed when a triggering event occurs, or at least on an annual basis to assess if any impairment triggering events existed during the year. If a triggering event is occurs or is identified, the impairment testing is completed using the two-step impairment model. Asset classes are identified and tested for recoverability by comparing the net carrying value of the asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. If the carrying amount of an asset group is not recoverable, an impairment loss is recognized if the carrying amount exceeds the fair value. The impairment analysis was completed in 2022 with no triggering events identified.
Leases
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
Warranties and Guarantees
Expected warranty costs for products sold are recognized based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, length of the warranty and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. For additional information, see Note 25, Commitments and Contingencies.

Sales Recognition
Product sales are recognized when we transfer control of the promised goods to our customer, which is based on shipping terms. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring the promised goods, adjusted for any variable consideration such as price concessions or annual price adjustments as estimated at contract inception. Amounts billed but ultimately expected to be refunded to the customer are recorded as part of the customer pricing reserve within Accrued liabilities on the Consolidated Balance Sheet.
In the sale of products in the OEM channel, the transaction price for these goods is generally equal to the agreed price of each unit and represents the standalone selling price for the unit. In the sale of products in the aftermarket channel, the terms of a contract or the historical business practice can give rise to variable consideration due to, but not limited to, discounts and rebates.
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
Research and Development
Garrett conducts research and development (“R&D”) activities, which consist primarily of the development of new products and product applications. R&D costs are charged to expense as incurred. Such costs are included in Cost of goods sold and were $153 million, $136 million and $111 million, for the years ended December 31, 2022, 2021 and 2020, respectively. Additionally, the Company incurs engineering-related expenses which are also included in Cost of goods sold and were $11 million, $22 million and $13 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Government Incentives
The Company receives incentives from governmental entities related to expenses, assets, and other activities. The associated terms of the incentives can vary by country. Government incentives are recorded in the financial statements in accordance with their purpose as a reduction of expense, a reduction of asset cost or other operating or non-operating income. Incentives are recognized when there is probable assurance that the Company will comply with the conditions for the incentives and a reasonable expectation that the funds will be received. Government incentives received prior to being earned are recognized as deferred income whereas incentives earned prior to being received are recognized as receivables. The Company recognized government incentives of $25 million in Cost of goods sold for the year ended December 31, 2022.
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
Stock-Based Compensation
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

Pension Benefits
We sponsor defined benefit pension plans covering certain employees, primarily in Switzerland, the U.S. and Ireland. For such plans, we are required to disaggregate the service cost component of net benefit costs and report those costs in the same line item or items in the Consolidated Statements of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other non service components of net benefit costs are required to be presented separately from the service cost component. We record the service cost component of Pension ongoing (income) expense in Cost of goods sold or Selling, general and administrative expenses. The remaining components of net benefit costs within Pension ongoing (income) expense, primarily interest costs and assumed return on plan assets, are recorded in Non-operating expense (income). We recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (“MTM Adjustment”). The MTM Adjustment is recorded in Non-operating (income) expense.
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

Diluted earnings per share for the years ended December 31, 2022 and 2021 are calculated using the more dilutive of the two-class or if-converted methods. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities. Diluted earnings per share for the year ended December 31, 2020 are computed based upon the weighted average number of common shares and dilutive potential common share equivalents outstanding during the year, whereby common share equivalents from equity-based awards are calculated using the treasury stock method. See Note 24, Earnings Per Share for further details.

Related Party Transactions

We lease certain facilities and receive property maintenance services from Honeywell, which as of Emergence was the owner of our Series B Preferred Stock that has since been fully redeemed by the Company, is a holder of our common stock and Series A Preferred Stock, and appoints a director to the Board of Directors ("the Board"). We also contract with Honeywell for the occasional purchase of certain goods and services. Lease and service agreements were made at commercial terms prevalent in the market at the time they were executed. Our payments under the agreements with Honeywell amounted to $9 million for the year ended December 31, 2022, as well as for the period from Emergence through December 31, 2021, and were included in Cost of goods sold, and Selling, general and administrative expenses, in our Consolidated Statements of Operations. Related to the agreements with Honeywell, our Consolidated Balance Sheet includes liabilities of $10 million and $15 million as of December 31, 2022 and 2021, respectively. Liability balances are primarily related to lease contracts of $7 million and $12 million as of December 31, 2022 and 2021, respectively.
Series A Preferred Stock
Our Series A Preferred Stock is not a mandatorily redeemable financial instrument and is classified as permanent equity in our Consolidated Balance Sheets. The Series A Preferred Stock contains a conversion feature which is not required to be bifurcated, is not a derivative, and does not contain a beneficial conversion feature. It is considered a participating security with the Company’s Common Stock as holders of the Series A Preferred Stock will also be entitled to such dividends paid to holders of Common Stock to the same extent as if such holders of Series A Preferred Stock had converted their shares of Series A Preferred Stock into Common Stock (without regard to any limitations on conversions) and had held such shares of Common Stock on the record date for such dividends and distributions. See Note 21, Equity for further details.
We declared dividends on the Series A Preferred Stock for the first time in September 2022 and again in December 2022. The dividends are recorded in the financial statements when declared, and are reflected as an increase in the retained deficit on the Consolidated Balance Sheet.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Standards
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update increase the transparency surrounding government assistance by requiring disclosure of 1) the types of assistance received, 2) an entity’s accounting for the assistance, and 3) the effect of the assistance on the entity’s financial statements. The Company adopted the new guidance prospectively as of January 1, 2022.
Accounting Standards Issued But Not Yet Adopted
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
These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.
The following table summarizes our contract assets and liabilities balances:

	2022	2021
	(Dollars in millions)
Contract assets—January 1	$63	$61
Contract assets—December 31,	46	63
Change in contract assets—Increase/(Decrease)	$(17)	$2
Contract liabilities—January 1	$(5)	$(2)
Contract liabilities—December 31,	(8)	(5)
Change in contract liabilities—(Increase)/Decrease	$(3)	$(3)
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

Note 5. Other Expense, Net

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Indemnification related — post Spin-Off	$—	$—	$41
Indemnification related — litigation	—	—	3
Environmental remediation, non-active sites	—	—	1
Factoring and notes receivables discount fees	2	1	1
	$2	$1	$46
Note 6. Non-operating (income) expense

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Equity income of affiliated companies	$(7)	$(7)	$(5)
Interest income	(76)	(11)	(3)
Pension (income) expense — non service	(37)	(13)	5
Foreign exchange	3	14	(35)
Others, net	(4)	1	—
	$(121)	$(16)	$(38)
Note 7. Income Taxes
The sources of income (loss) from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the U.S., are as follows:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Domestic entities	$7	$242	$(87)
Entities outside the U.S.	489	296	206
	$496	$538	$119
Tax expense (benefit)
Tax expense (benefit) consists of:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Current:
Federal	$9	$(1)	$3
State	1	—	1
Foreign	50	80	69
	$60	$79	$73
Deferred:
Federal	$9	$(9)	$—
State	—	(2)	—
Foreign	37	(25)	(34)
	$46	$(36)	$(34)
	$106	$43	$39
The U.S. federal statutory income tax rate is reconciled to our effective income tax rate as follows:

	Years Ended December 31,
	2022	2021	2020
	(Dollars in millions)
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Taxes on non-U.S. earnings different from U.S. tax	(3.4)%	(7.6)%	(6.5)%
Reserves for tax contingencies	(0.4)%	3.7%	15.9%
Non-deductible and permanent items	0.7%	(14.4)%	7.1%
Withholding and other taxes on foreign earnings	3.9%	5.7%	(14.7)%
Tax law changes	0.1%	—%	—%
Changes in valuation allowance	(0.6)%	(0.3)%	10.5%
All other items	0.1%	(0.2)%	(0.5)%
	21.4%	7.9%	32.8%

The effective tax rate increased by 13.5 percentage points in 2022 compared to 2021. The increase was primarily attributable to the nontaxable gain on the settlement of the Honeywell claims (partially offset by non-deductible transaction costs) and increased tax benefits from an internal restructuring, both of which occurred in 2021 and are non-recurring. This increase was partially offset by tax benefits in the current year due to release of reserves for statute of limitation expirations.
The effective tax rate decreased by 24.9 percentage points in 2021 compared to 2020. The decrease was primarily attributable to the nontaxable gain on the settlement of the Honeywell claims during the year, increased tax benefits from an internal restructuring and fewer losses in jurisdictions that we do not expect to benefit from such losses; partially offset by increases in withholding taxes on unrepatriated earnings. The internal restructuring occurred predominantly in the fourth quarter of 2021 which involved transfers of certain rights to intellectual property and various intercompany financing arrangements resulting in an approximate 11 percentage point decrease to the effective tax rate during 2021. The overall increase in earnings from 2020 was also a contributing factor to a lower effective tax rate because the tax impacts as a percentage to earnings is less sensitive.
Deferred tax assets (liabilities)
The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

	December 31,
	2022	2021
	(Dollars in millions)
Deferred tax assets:
Intangibles and fixed assets	$173	$219
Pension	4	7
Accruals and reserves	33	39
Net operating losses and other tax attribute carryforwards	31	37
Outside basis differences	11	11
Other	34	30
Total deferred tax assets	286	343
Valuation allowance	(31)	(32)
Net deferred tax assets	$255	$311
Deferred tax liabilities:
Outside basis differences	$(5)	$(19)
Other	(43)	(24)
Total deferred tax liabilities	(48)	(43)
Net deferred tax asset	$207	$268
As of December 31, 2022, the Company had net operating loss carryforwards of $85 million with the majority in the below jurisdictions:

Jurisdiction	Expiration Period	Net Operating Loss Carryforwards
		(Dollars in millions)
Brazil	Indefinite	$50
Luxembourg	2038	20
United Kingdom	Indefinite	6
Other	Various	9
		$85
We maintain a valuation allowance of $31 million against a portion of total deferred tax assets. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through an increase to tax expense in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a reduction to tax expense in the period that such determination is made. Our balance sheets present a deferred tax asset of $232 million and a deferred tax liability of $25 million after considering jurisdictional netting.
Historically, the Company has not made the assertion to permanently reinvest its undistributed earnings. In the second quarter of 2022, we changed our assertion to permanently reinvest a portion (approximately $300 million) of our undistributed foreign earnings for China specific to the entity’s investment in intellectual property. For the portion of undistributed earnings that are not permanently reinvested, Garrett has recorded a deferred tax liability mainly consisting of withholding taxes of approximately $13 million as of December 31, 2022.
The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	December 31,
	2022		2021	2020
	(Dollars in millions)
Change in unrecognized tax benefits:
Balance at beginning of year	$80		$60	$54
Gross increases related to current period tax positions	4		13	8
Gross increases related to prior periods tax positions	5		31	6
Gross decreases related to prior periods tax positions	—		(21)	—
Decrease related to resolutions of audits with tax authorities	—		—	(7)
Expiration of the statute of limitations for the assessment of taxes	(14)	—	(1)	(2)
Foreign currency translation	(4)		(2)	1
Balance at end of year	$71		$80	$60
As of December 31, 2022, 2021, and 2020 there were $71 million, $80 million, and $60 million, respectively, of unrecognized tax benefits that, if recognized, would be recorded as a component of tax expense. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be approximately $12 million, all of which, if recognized, would reduce tax expense and the effective tax rate.
Estimated interest and penalties related to uncertain tax benefits are classified as a component of tax expense in the Consolidated and Combined Statements of Operations and totaled $2 million of expense, $3 million of benefit and $5 million of expense for the years ended December 31, 2022, 2021, and 2020, respectively. Accrued interest and penalties were $29 million, $26 million, and $29 million, as of December 31, 2022, 2021, and 2020, respectively.
We are currently under audit in multiple jurisdictions primarily India for tax years 2020 through 2022 and U.S. for tax years 2018 and 2019. Based on the outcome of these examinations, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements.
Note 8. Accounts, Notes and Other Receivables—Net

	December 31,
	2022	2021
	(Dollars in millions)
Trade receivables	$619	$553
Notes receivables	105	121
Other receivables	88	78
	$812	$752
Less — Allowance for expected credit losses	(9)	(5)
	$803	$747
Trade receivables include $46 million and $63 million of unbilled balances as of December 31, 2022 and 2021, respectively.
Note 9. Factoring and Notes Receivable
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

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Eligible receivables sold without recourse	$664	$566	$473
Guaranteed bank notes sold without recourse	102	—	160
The expenses related to the sale of trade receivables and guaranteed bank notes are recognized within Other expense, net in the consolidated statements of operations, and were $2 million, $1 million and $1 million for the years ended December 31, 2022, 2021 and 2020, respective.

	December 31,
	2022	2021
	(Dollars in millions)
Receivables sold but not yet collected by the bank from the customer	$5	$26
Guaranteed bank notes sold but not yet collected by the bank from the customer	—	—
As of December 31, 2022 the Company has no guaranteed bank notes pledged as collateral and as of December 31, 2021 and 2020, the Company has pledged as collateral $5 million and $18 million, respectively, of guaranteed bank notes, which have not been sold in order to be able to issue bank notes as payment to certain suppliers. Such pledged amounts are included as Notes receivable in our Consolidated Balance Sheet.
Note 10. Inventories—Net

	December 31,
	2022	2021
	(Dollars in millions)
Raw materials	$203	$162
Work in process	18	19
Finished products	80	92
	$301	$273
Less — Reserves	(31)	(29)
	$270	$244
Note 11. Other Current Assets

	December 31,
	2022	2021
	(Dollars in millions)
Prepaid expenses	$16	$13
Taxes receivable	12	15
Advanced discounts to customers, current	12	11
Customer reimbursable engineering	1	5
Foreign exchange forward contracts	27	12
Receivable from transfer agent(1)	42	—
	$110	$56
________________________________
(1)    Receivable from transfer agent includes the Series A Preferred Stock dividend that was paid to the transfer agent in December 2022, and settled with shareholders on January 3, 2023. Refer to Note 21, Equity.

Note 12. Other Assets

	December 31,
	2022	2021
	(Dollars in millions)
Advanced discounts to customers, non-current	$51	$61
Operating right-of-use assets (Note 18)	44	51
Income tax receivable	22	27
Pension and other employee related	4	15
Designated cross-currency swap	74	30
Designated and undesignated derivatives	76	7
Other	10	9
	$281	$200
Note 13. Property, Plant and Equipment, Net

	December 31,
	2022	2021
	(Dollars in millions)
Land and improvements	$15	$16
Buildings and improvements	144	149
Machinery and equipment	696	711
Tooling	400	393
Software	76	72
Construction in progress	97	87
Others	25	26
	1,453	1,454
Less — Accumulated depreciation and amortization	(983)	(969)
	$470	$485
Depreciation and amortization expense amounted to $84 million, $92 million and $86 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 14. Goodwill
There were no changes to the carrying amount of goodwill for the years ended December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
	(Dollars in millions)
Goodwill	$193	$193

Note 15. Accrued Liabilities

	December 31, 2022	December 31, 2021
	(Dollars in millions)
Customer pricing reserve	$50	$72
Compensation, benefits and other employee related	69	76
Repositioning	9	10
Product warranties and performance guarantees - Short-term	18	21
Income and other taxes	39	25
Advanced discounts from suppliers, current	8	14
Customer advances and deferred income (1)	29	23
Accrued interest	13	8
Short-term lease liability (Note 18)	9	9
Freight accrual	9	11
Dividends declared on Series A Preferred Stock	42	—
Other (primarily operating expenses)(2)	25	26
	$320	$295
(1)Customer advances and deferred income include $8 million and $5 million of contract liabilities as of December 31, 2022 and 2021, respectively. See Note 4, Revenue Recognition and Contracts with Customers.
(2)Other accrued liabilities includes $3 million of environmental liabilities as of December 31, 2022 and 2021.
The Company accrued repositioning costs related to projects to optimize our product costs and to right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold in our Consolidated Statements of Operations.

	Severance Costs	Exit Costs	Total
	(Dollars in millions)
Balance at December 31, 2020	$7	$—	$7
Charges	16	—	16
Usage—cash	(13)	—	(13)
Balance at December 31, 2021	10	—	10
Charges	4	—	4
Usage—cash	(5)	—	(5)
Balance at December 31, 2022	$9	$—	$9
Note 16. Long-term Debt and Credit Agreements
Long Term Debt
On the Effective Date, in accordance with the Plan, the Company entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent, which provides for long-term senior secured financing consisting of:
•Dollar Facility: a seven-year secured first-lien U.S. Dollar term loan facility for $715 million; and
•Euro Facility: a seven-year secured first-lien Euro term loan facility for €450 million.

The principal outstanding and carrying amounts of our long-term debt as of December 31, 2022 are as follows:

(Dollars in millions)	Maturity Date	Interest Rate	December 31, 2022	December 31, 2021
Dollar Facility	April 30, 2028	LIBOR plus 325 bps	$706	$713
Euro Facility	April 30, 2028	EURIBOR plus 350 bps	480	510
Total principal outstanding			1,186	1,223
Less: unamortized deferred financing costs			(31)	(35)
Less: current portion of long-term debt			(7)	(7)
Total long-term debt			$1,148	$1,181
The following table summarizes the minimum scheduled principal repayments of long-term debt as of December 31, 2022:

December 31,
(Dollars in millions)
2023	$7
2024	7
2025	7
2026	7
2027	7
Thereafter	1,151
Total payments on long-term debt	$1,186
Revolving Facility and Letters of Credit
The Credit Agreement also provides for a five-year multi-currency senior secured first-lien Revolving Facility which matures on April 30, 2026. In 2022, the maximum borrowing capacity under the Revolving Facility was increased from $300 million to $475 million.
Under the Revolving Facility, the Company may use up to $125 million under the Revolving Facility for the issuance of letters of credit to its subsidiaries. Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this kind, which issuances will reduce availability under the Revolving Facility. As of December 31, 2022, the Company had no borrowings outstanding under the Revolving Facility, no outstanding letters of credit, and available borrowing capacity of $475 million.
Separate from the Revolving Facility, the Company has a bilateral letter of credit facility, which also matures on April 30, 2026. On September 14, 2022, the Company amended the bilateral letter of credit agreement to reduce the available capacity from $35 million to $15 million. The maturity date and other terms of the amended agreement remained the same. As of December 31, 2022, the Company had $14 million utilized and $1 million of remaining available capacity.

Amendments to the Credit Agreement
On the Effective Date, in accordance with the Plan, the Company entered into a credit agreement (as amended from time to time, the "Credit Agreement") providing for senior secured financing, consisting of a seven-year secured first-lien U.S. Dollar term loan facility initially in the amount of $715 million (the “Dollar Term Facility”), a seven-year secured first-lien Euro term loan facility initially in the amount of €450 million (the “Euro Term Facility,” and together with the Dollar Facility, the “Term Loan Facilities”); and a five-year senior secured first-lien revolving credit facility initially in the amount of $300 million providing for multi-currency revolving loans, (the “Revolving Facility,” and together with the Term Loan Facilities, the “Credit Facilities”). On January 11, 2022 and March 22, 2022, the Company amended the Credit Agreement, increasing the maximum amount of borrowings available under the Revolving Facility from $300 million to approximately $475 million. The maturity date of the Revolving Facility remains unchanged at April 30, 2026, with certain extension rights at the discretion of each lender.
Under the first amendment, London Inter-bank Offered Rate ("LIBOR") was replaced as an available rate at which borrowings under the Revolving Facility could accrue with, for loans borrowed in U.S. Dollars, the daily Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York and for loans borrowed in

Australian Dollars, the average bid reference rate administered by ASX Benchmarks Pty Limited. The Term Loan Facilities under the Credit Agreement continue to be able to accrue interest under the LIBOR, but will switch to an alternative benchmark rate upon the cessation of LIBOR after June 30, 2023. The Euro Facilities under the Credit Agreement continue to accrue interest under the Euro Interbank Offered Rate (“EURIBOR”).
The second amendment also removed the requirement that payments made in cash for the benefit of holders of shares of the Company's Series A Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock") on or before December 31, 2022 be made on a ratable basis to the holders of the Common Stock, and made additional clarifying amendments to certain provisions.
The amendments to our Credit Agreement as described above were accounted under ASC 470-50, Debt Modifications and Extinguishments, as debt modifications that did not result in an extinguishment or have a material impact on our Consolidated Financial Statements.
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
Interest Rate and Fees
The Dollar Facility is subject to an interest rate, at our option, of either (a) an alternate base rate (“ABR”) (which shall not be less than 1.50%) or (b) an adjusted LIBOR (which shall not be less than 0.50%), in each case, plus an applicable margin equal to 3.25% in the case of LIBOR loans and 2.25% in the case of ABR loans. The Euro Facility is subject to an interest rate equal to an adjusted Euro Interbank Offered Rate (“EURIBOR”) (which shall not be less than zero) plus an applicable margin equal to 3.50%. As of December 31, 2022, the Revolving Facility is subject to an interest rate comprised of an applicable benchmark rate (which shall not be less than 1.00% if such benchmark is the ABR rate and not less than 0.00% in the case of other applicable benchmark rates) that is selected based on the currency in which borrowings are outstanding thereunder, in each case, plus an applicable margin. The applicable margin for the Revolving Facility varies based on our leverage ratio. Accordingly, the interest rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, LIBOR, EURIBOR and other applicable benchmark rates or future changes in our leverage ratio. The Credit Agreement provides the Benchmark Replacement, given the reference rate reform discontinuing LIBOR. Interest payments with respect to the Term Loan Facilities are required either on a quarterly basis (for ABR loans) or at the end of each interest period (for LIBOR and EURIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months. See discussion of the amendment to the Revolving Facility in Amendments to the Credit Agreement, above.
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
We may voluntarily prepay borrowings under the Credit Agreement without premium or penalty, subject to a 1.00% prepayment premium in connection with any repricing transaction with respect to the Term Loan Facilities in the first six months after the Effective Date of the Credit Agreement and customary breakage” costs with respect to LIBOR and EURIBOR loans. We may also reduce the commitments under the Revolving Facility, in whole or in part, in each case, subject to certain minimum amounts and increments. See discussion of the amendment to the Revolving Facility in Amendments to the Credit Agreement, above.

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
Certain Covenants
The Credit Agreement contains certain affirmative and negative covenants customary for financing of this type. The Revolving Facility also contains a financial covenant requiring the maintenance of a consolidated total leverage ratio of not greater than 4.7 times as of the end of each fiscal quarter if, on the last day of any such fiscal quarter, the aggregate amount of loans and letters of credit (excluding backstopped or cash collateralized letters of credit and other letters of credit with an aggregate face amount not exceeding $30 million) outstanding under the Revolving Facility exceeds 35% of the aggregate commitments thereunder.
As of December 31, 2022, the Company was in compliance with all its financing covenants.
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
The Company's ability to pay cash dividends on shares of Common Stock is also subject to conditions set forth in the Certificate of Designations for the Series A Cumulative Convertible Preferred Stock (the "Series A Certificate of Designations") as described in Note 21, Equity. On March 3, 2022, the terms of the Series A Certificate of Designations were further amended to (i) expand the scope of permitted Distributions on Dividend Junior Stock (each as defined in the Series A Certificate of Designations) to include purchases by the Company of shares of Dividend Junior Stock in individually negotiated transactions, (ii) remove the requirement that dividends or Distributions on Dividend Junior Stock must occur on or prior to December 31, 2022, and (iii) expressly permit the purchase, redemption or other acquisition for cash by the Company of shares of Dividend Junior Stock without requiring ratable participation by holders of Series A Preferred Stock.
Note 17. Mandatorily Redeemable Series B Preferred Stock
On the Effective Date, pursuant to the Plan, the Company issued 834,800,000 shares of Series B Preferred Stock to Honeywell International Inc. ("Honeywell") in satisfaction of certain claims of Honeywell. Under the Certificate of Designations of the Series B Preferred Stock, the Company is required to redeem on April 30 each year, beginning on April 30, 2022 and ending on April 30, 2030, an aggregate number of shares of Series B Preferred Stock based on a scheduled redemption amount determined in the Certificate of Designations. Any shares of Series B Preferred Stock that have not been redeemed as of April 30, 2030, will be redeemed on that date. The Series B Preferred Stock is not entitled to any dividends or other distributions or payments other than the scheduled redemption payments and payments upon liquidation as provided in the Certificate of Designations of the Series B Preferred Stock.
On December 28, 2021, the Company completed a partial early redemption of 345,988,497 shares of Series B Preferred Stock for a cash payment of $211 million including $10 million as interest.
During the year ended December 31, 2022, the Company further redeemed 488,811,503 shares of Series B Preferred Stock, representing the entirety of the remaining outstanding shares, for a total aggregate price of $409 million, of which $28 million related to settlement of accrued interest. A loss on extinguishment of debt of $5 million was recognized in the Consolidated Statement of Operations related to the final early redemption. There were no shares of Series B Preferred Stock outstanding as of December 31, 2022.

Note 18. Leases
We have operating leases that primarily consist of real estate, machinery and equipment. Our leases have remaining lease terms of up to 15 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.
The components of lease expense are as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Operating lease cost	$16	$15	$15
Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$13	$12	$13
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$5	$26	$7
Supplemental balance sheet information related to operating leases is as follows:

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Other assets	$44	$51
Accrued liabilities	9	9
Other liabilities	36	42

	Year Ended December 31,
	2022	2021
Weighted-average lease term (in years)	8.41	8.88
Weighted-average discount rate	5.61%	5.65%
Maturities of operating lease liabilities were as follows:

Year Ended December 31, 2022
(Dollars in millions)
2023	$11
2024	9
2025	7
2026	5
2027	4
Thereafter	20
Total lease payments	56
Less imputed interest	(11)
$45

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
The Company also entered into float to float cross-currency swaps exchange contracts to hedge net investments in foreign subsidiaries. These cross-currency swaps exchange contracts are assessed as effective and are designated as net investment hedges. Gains and losses on derivatives qualifying as net investment hedges are recorded in Accumulated other comprehensive income (loss) until the net investment is liquidated or sold.
As of December 31, 2022 and 2021, we had contracts with aggregate gross notional amounts of $2,621 million and $2,788 million, respectively, to hedge foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar and Korean Won.
Fair Value of Financial Instruments
The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and 2021:

			Fair Value
	Notional Amounts		Assets			Liabilities
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021		December 31, 2022	December 31, 2021
	(Dollars in millions)
Designated instruments:
Designated forward currency exchange contracts	$565	$382	$22	$9	(a)	$6	$1	(c)
Designated cross-currency swap	715	715	74	30	(b)	—	—
Total designated instruments	1,280	1,097	96	39		6	1
Undesignated instruments:
Undesignated interest rate swap	1,024	940	76	7	(a)	—	—
Undesignated forward currency exchange contracts	317	751	4	2	(a)	2	4	(c)
Total undesignated instruments	1,341	1,691	80	9		2	4
Total designated and undesignated instruments	$2,621	$2,788	$176	$48		$8	$5

(a)Recorded within Other current assets in the Company’s Consolidated Balance Sheets
(b)Recorded within Other assets in the Company’s Consolidated Balance Sheets
(c)Recorded within Accrued liabilities in the Company’s Consolidated Balance Sheets
The Company entered into interest rate swap and forward interest rate swap contracts to partially mitigate market value risk associated with interest rate fluctuations on its variable rate term loan debt. As of December 31, 2022, the Company had outstanding interest rate and forward interest rate swaps with an aggregate notional amount of €960 million, with respective maturities of April 2023, April 2024, April 2025, April 2026, April 2027 and April 2028. The Company uses interest rate swaps specifically to mitigate variable interest risk exposure on its long-term debt portfolio and has not designated them as hedging instruments for accounting purposes.
The Company has floating-floating cross-currency swap contracts to limit its exposure to investments in certain foreign subsidiaries exposed to foreign exchange fluctuations. The cross-currency swaps have been designated as net investment hedges of its Euro-denominated operations. As of December 31, 2022, an aggregate notional amount of €606 million was designated as net investment hedges of the Company’s investment in Euro-denominated operations, with mandatory termination options in April 2023, April 2024, April 2025 and April 2026. The cross-currency swaps’ fair values were net assets of $74 million at December 31, 2022. Our Consolidated Statements of Comprehensive Income (loss) includes Changes in fair value of net investment hedges, net of tax, of $44 million during the year ended December 31, 2022 related to these net investment hedges. No ineffectiveness has been recorded on the net investment hedges.
The Company also enters into forward currency exchange contracts with maturities up to 18 months to mitigate exposure to foreign currency exchange rate volatility and the associated impact on earnings related to forecasted foreign currency commitments. As of December 31, 2022, the Company had outstanding forward currency exchange contracts with an aggregate notional amount of $565 million. These forward currency exchange contracts are designated as cash flow hedges and are assessed as highly effective. Gains and losses on the derivatives qualifying as cash flow hedges are recorded in Accumulated other comprehensive income (loss) until the underlying transactions are recognized in earnings, and amounted to a gain of $6 million, net of tax, for the year ended December 31, 2022.
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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2022
	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities	$1,156	$1,151
The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered Level 2.
Note 20. Other liabilities

	December 31,
	2022	2022
	(Dollars in millions)
Income taxes	$99	$106
Pension and other employee related	21	61
Long-term lease liability (Note 18)	36	42
Advanced discounts from suppliers	6	16
Product warranties and performance guarantees – Long-term	10	11
Environmental Remediation – Long-term	14	15
Other	19	18
	$205	$269
Note 21. Equity
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
On September 8, 2022, the Disinterested Directors Committee of the board of directors (the "Board") of the Company declared a cash dividend of $0.17 per share on the Company's Series A Preferred Stock. As of the record date of September 23, 2022, a total of 245,413,317 shares of Series A Preferred Stock were outstanding, resulting in an aggregate dividend amount of $42 million. This dividend was settled in full on October 3, 2022.
On December 6, 2022, the Board declared a cash dividend of $0.17 per share on the Company's Series A Preferred Stock. As of the record date of December 20, 2022, a total of 245,171,837 shares of Series A Preferred Stock were outstanding, resulting in an aggregate dividend amount of $42 million. Cash was transferred on December 28, 2022, to the transfer agent for the Series A Preferred Stock in the amount of $42 million for the settlement of the dividend which occurred on January 3, 2023. As of December 31, 2022, a dividend payable of $42 million was recorded within Accrued liabilities, and the cash held by the transfer agent was recorded within Other Current Assets.
The Board determined that the amount of preference dividends which will accumulate for the preference dividend for the year ended December 31, 2022 is $0.251772 per share, amounting to $157 million and is presented as a reduction to Net income available to common shareholders in our Consolidated Statements of Operations. There were 247,757,290 shares of Series A Preferred Stock outstanding as of December 31, 2022, with an the aggregate accumulated dividend as of December 31, 2022 of $171 million.
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
Share Repurchase Program
On November 16, 2021, the Board of Directors authorized a $100 million share repurchase program valid until November 15, 2022, providing for the purchase of shares of Series A Preferred Stock and Common Stock. The share repurchase program was subsequently extended by one year, to November 15, 2023. Through December 31, 2022, the Company has repurchased 2,669,335 shares of Series A Preferred Stock for $22 million, and 559,749 shares of Common Stock for $4 million.

Note 22. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) are provided in the tables below:

	Pre-Tax	Tax	After-Tax
	(Dollars in millions)
Year Ended December 31, 2020
Foreign exchange translation adjustment	$(234)	$—	$(234)
Pension adjustments	(17)	(1)	(18)
Changes in fair value of effective cash flow hedges	(8)	1	(7)
	$(259)	$—	$(259)
Year Ended December 31, 2021
Foreign exchange translation adjustment	$38	$—	$38
Pension adjustments	43	(7)	36
Changes in fair value of effective cash flow hedges	11	(1)	10
Changes in fair value of net investment hedges	51	(10)	41
	$143	$(18)	$125
Year Ended December 31, 2022
Foreign exchange translation adjustment	$(1)	$—	$(1)
Pension adjustments	(11)	2	(9)
Changes in fair value of effective cash flow hedges	8	(2)	6
Changes in fair value of net investment hedges	57	(13)	44
	$53	$(13)	$40

Changes in Accumulated Other Comprehensive Income (Loss) by Component

	Foreign Exchange Translation Adjustment		Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Net Investment Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income (Loss)
	(Dollars in millions)
Balance at December 31, 2020	$(81)		$(3)	$—	$(45)	$(129)
Other comprehensive income before reclassifications	38		11	41	35	125
Amounts reclassified from accumulated other comprehensive income	—		(1)	—	1	—
Net current period other comprehensive income	38		10	41	36	125
Balance at December 31, 2021	$(43)		$7	$41	$(9)	$(4)
Other comprehensive income before reclassifications	(1)		27	44	(11)	59
Amounts reclassified from accumulated other comprehensive income	—		(21)	—	2	(19)
Net current period other comprehensive income	(1)	(1)	6	44	(9)	40
Balance at December 31, 2022	$(44)		$13	$85	$(18)	$36

Reclassifications Out of Accumulated Other Comprehensive Income (Loss)

Year Ended December 31, 2022	Net Sales	Cost of Goods Sold	Selling, General and Administrative Expenses	Non-Operating (Income) Expense	Total

	(Dollars in millions)
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$—	$—	$2	$2
Losses (gains) on cash flow hedges	—	(21)	—	—	(21)
Tax expense (benefit)	—	—	—	—	—
Total reclassifications for the period, net of tax	$—	$(21)	$—	$2	$(19)

	Net Sales	Cost of Goods Sold	Selling, General and Administrative Expenses	Non-Operating (Income) Expense	Total
Year Ended December 31, 2021
	(Dollars in millions)
Amortization of Pension and Other Postretirement Items:
Actuarial losses recognized	$—	$—	$—	$1	$1
Losses (gains) on cash flow hedges	—	(1)	—	—	(1)
Tax expense (benefit)	—	—	—	—	—
Total reclassifications for the period, net of tax	$—	$(1)	$—	$1	$—

Note 23. Stock-Based Compensation
Cancellation of Incentive Awards
As part of the Company's emergence from Chapter 11, the Plan provided for the acceleration of all outstanding awards under the Stock Incentive Plan. As of the Effective Date, all outstanding awards were cancelled as follows:
•Restricted stock units ("RSUs") - 1,205,650 RSUs were settled for consideration of $6.25 per share, for a total cash settlement of $8 million of which $7 million was recorded to equity, and $1 million was recorded to Reorganization items, net in the Consolidated Statement of Operations. Measurement of the cash settlement value of RSU awards was performed on an individual grant basis. As of the Effective Date, unamortized stock compensation expense of $7 million was charged to Reorganization items, net in the Consolidated Statement of Operations.
•Performance stock units - 228,765 PSUs were settled for consideration of $6.25 per share, for a total cash settlement of $1 million which was recorded to Reorganization items, net in the Consolidated Statement of Operations.
•Stock options - All unvested stock options were considered “out of the money” and cancelled for no consideration. Unamortized stock compensation expense of $1 million was charged to Reorganization items, net in the Consolidated Statement of Operations.
•Cash performance stock units ("CPSUs") - 2,069,897 CPSUs were settled for consideration of $1.00 per unit, for a total cash settlement of $2 million which was charged to Reorganization items, net in the Consolidated Statement of Operations.
The cash settlement of an equity award is treated as the repurchase of an outstanding equity instrument. In accordance with ASC 718, all outstanding awards were cancelled with no replacement grant, therefore modification accounting was not applied.

Continuity Awards
In September 2020, one-time cash continuity awards (“Continuity Awards”) were granted to certain employees in exchange for the forfeiture of RSUs and PSUs that had been granted in February 2020. The Continuity Awards amounted to $11 million, with $9 million paid in September 2020 and the remaining $2 million paid in 2021. As the Continuity Awards were subject to a one-year service requirement, the combined transaction was accounted for as a modification to liability-classified awards. The total incremental compensation cost resulting from the modification was $5 million. The Continuity Awards were fully vested as of December 31, 2021.
The following table summarizes information about the Continuity Awards:

	Number of Awards	Weighted Average Grant Date Fair Value Per Award
Non-vested at December 31, 2020	43	$257,536
Granted	—	—
Vested	(43)	(257,536)
Forfeited	—	—
Non-vested at December 31, 2021	—	$—
2021 Long-Term Incentive Plan
On May 25, 2021, the Garrett Motion Inc. 2021 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) was adopted. The Long-Term Incentive Plan provides for the grant of stock options, stock appreciation rights, performance awards, restricted stock units, restricted stock, other stock-based awards, and cash-based awards to employees and non-employee directors of Garrett or its affiliates, and independent contractors or consultants of Garrett. The maximum aggregate number of shares of our Common Stock that may be issued under the Long-Term Incentive Plan is 31,280,476 shares. As of December 31, 2022, an aggregate of 4,560,935 shares of our Common Stock were awarded, net of forfeitures and 26,719,541 shares of our Common Stock were available for future issuance under the Long-Term Incentive Plan.
Restricted Stock Units
RSUs are issued to certain key employees and directors at fair market value at the date of grant. RSUs typically vest over 3 years or 5 years and when vested, each unit entitles the holder to one share of our Common Stock. The following table summarizes information about RSU activity including for periods prior to Emergence:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2020	1,538,969	$13.11
Granted	1,827,599	8.31
Vested	(326,058)	13.10
Forfeited	(16,551)	11.71
Vested and cancelled	(1,205,650)	13.10
Non-vested at December 31, 2021	1,818,309	$8.31
Granted	1,096,012	6.46
Vested	(436,992)	8.40
Forfeited	(75,429)	7.38
Non-vested at December 31, 2022	2,401,900	$7.48
As of December 31, 2022, there was $14 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 2.58 years.
Performance Stock Units

As of December 31, 2022, an aggregate of 1,774,135 PSU awards were granted to officers and certain key employees under the Long-Term Incentive Plan, which, upon vesting, entitles the holder to shares of our Common Stock. The actual number of shares an employee receives for each PSU depends on the Company’s performance against various measures.
For PSUs granted in 2021, the performance measures are related to absolute total shareholder return (“TSR”) with stock price hurdles, Adjusted EBITDA and Adjusted EBITDA margin, weighted 60%, 20% and 20% respectively over a two-year performance period from January 1, 2022 through December 31, 2023 for the TSR measure and a three-year performance period from January 1, 2021 through December 31, 2023 for the Adjusted EBITDA and Adjusted EBITDA margin measures. Each grantee is granted a target level of PSUs and may earn between 0% and 100% of the target level depending on achievement of the performance measures.
For PSUs granted in 2022, the performance measures are based on Adjusted EBITDA and Adjusted EBITDA margin, weighted 50% each, over a three-year performance period from January 1, 2022 through December 31, 2024. The PSUs vest at levels ranging from 0% to 200% of the target level depending on the Company’s performance against the financial measures.
The awards associated with the TSR performance measure are considered to have a market condition. A Monte-Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company over the performance period. This model requires an input of assumptions including the simulation term, the risk-free interest rate, a volatility estimate for the Company’s shares, and a dividend yield estimate. The simulation term was the period of time between performance period start date and the performance end date. The risk-free interest rate assumption was based on observed interest rates from the Treasury Constant Maturity yield curve consistent with the simulation term. The Company’s volatility estimate was based on the historical volatilities of peers over a historical period consistent with the simulation term. The Company does not expect to pay a dividend on the Common Stock during the applicable term. The fair value of the PSUs granted in 2021 was estimated using the following assumptions:

Monte Carlo Assumptions	PSUs Granted in 2021
Volatility	64.01%
Dividend yield	0.00%
Risk-free interest rate	0.24%
The following table summarizes information about PSU activity related to both the Stock Incentive Plan and the Long-Term Incentive Plan for each of the periods presented:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2020	314,111	$16.17
Granted	1,472,875	8.67
Vested	—	—
Forfeited	(85,346)	14.00
Vested and cancelled	(228,765)	—
Non-vested at December 31, 2021	1,472,875	$8.67
Granted	301,260	6.79
Vested	—	—
Forfeited	(52,092)	8.15
Non-vested at December 31, 2022	1,722,043	$8.36
The fair value of the TSR-based PSUs is based on the output of the Monte Carlo simulation model noted above and the PSUs not containing a market condition are based on the fair market value of the Company’s common stock at the grant date. The number of underlying shares to be issued will be based on actual performance achievement over the performance period.
The fair value of each PSU grant is amortized monthly into compensation expense on a graded vesting (accelerated) basis over a vesting period of 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award and is adjusted as required for the performance-based condition. As the payout of PSUs granted in 2021 includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of those PSUs. The Company currently does not pay dividends on its common stock.
As of December 31, 2022, there was $7 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.36 years.
Stock-Based Compensation Expense
The following table summarizes the impact to the Consolidated Statement of Operations from the Company's incentive awards:

	Year Ended December 31,
	2022	2021	2020
	(Dollars in millions)
RSUs	$6	$4	$9
PSUs	5	2	—
Stock options	—	—	1
Stock-based compensation expense	11	6	10
Continuity Awards	—	5	7
Reorganization items, net	—	9	—
Future income tax benefits recognized	1	2	4

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
Diluted earnings per share for the years ended December 31, 2022 and 2021 are calculated using the more dilutive of the two-class or if-converted methods. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities. Diluted earnings per share for the year ended December 31, 2020 are computed based upon the weighted average number of common shares outstanding and all dilutive potential common shares outstanding and all potentially issuable PSUs at the end of the period (if any) based on the number of shares issuable if it were the end of the vesting period using the treasury stock method and the average market price of our Common Stock for the year.

The details of the earnings per share calculations for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31
	2022	2021	2020
	(Dollars in millions except per share amounts)
Basic earnings per share:
Net Income	$390	$495	$80
Less: preferred stock dividend	(157)	(97)	—
Net income available for distribution	233	398	80
Less: earnings allocated to participating securities	(184)	(280)	—
Net income available to common shareholders	49	118	80
Weighted average common shares outstanding - Basic	64,708,635	69,706,183	75,543,461
EPS – Basic	$0.75	$1.69	$1.06

Diluted earnings per share:
Method used:	Two-class	If-converted
Weighted average common shares outstanding - Basic	64,708,635	69,706,183	75,543,461
Dilutive effect of unvested RSUs and other contingently issuable shares	367,357	28,155	557,048
Dilutive effect of participating securities	—	247,768,962	—
Weighted average common shares outstanding – Diluted	65,075,992	317,503,300	76,100,509
EPS – Diluted	$0.75	$1.56	$1.05
The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the years ended December 31, 2021 and 2020, the weighted average number of stock options excluded from the computations was 131,623 and 428,690 respectively. There were no options outstanding as of December 31, 2022 and 2021, and 403,517 options outstanding as of December 31, 2020.
Note 25. Commitments and Contingencies
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

The Gabelli Entities were authorized, and on July 22, 2021 filed a second amended complaint to add claims against Garrett Motion Inc. On August 11, 2021, Garrett Motion Inc., Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, Russell James, Carlos Cardoso, Maura Clark, Courtney Enghauser, Susan Main, Carsten Reinhardt, and Scott Tozier filed a motion to dismiss with respect to claims asserted against them. On the same day, Su Ping Lu, who is represented separately, filed a motion to dismiss with respect to the claims asserted against her. Lead plaintiffs’ opposition to the motions to dismiss was filed on October 26, 2021, and the defendant's reply briefs were filed on or before December 8, 2021. On March 31, 2022, the judge dismissed the complaints entirely - Su Ping Lu's motion to dismiss was granted with prejudice while the court granted the plaintiffs 30 days to file a third amended complaint against the Company and the other defendants. On May 2, 2022, the plaintiffs filed a Third Amended Complaint (“TAC”) against all of the foregoing Defendants apart from Alessandro Gili, Craig Balis, Thierry Mabru and Su Ping Lu. On June 24, 2022, defendants moved to dismiss the TAC in its entirety, with prejudice. Plaintiffs filed their opposition on August 16, 2022, and defendants filed their reply brief on September 23, 2022. On September 22, 2022, the action was reassigned from Judge John P. Cronan to Judge Jennifer L. Rochon, who was recently appointed.
Brazilian Tax Matters
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits (“Befiex Credits”) between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of December 31, 2022 was $33 million including penalties and interest. The Company appealed the infraction notice on October 23, 2020. In March 2021, in response to our request, the Brazilian Tax Authorities reconsidered their position for a portion of the $33 million mentioned above and allowed Garrett Motion Brazil the right to offset Federal Tax with the Befiex Credits. The letter does not qualify as a formal decision and requires formal recognition from the Judge and from the Federal Judgement Office in charge of the disputes. On August 21, 2021, we requested such formal recognition from the Judge, which request resulted in a suspension of the claims of the Brazilian Tax Authorities as set out in their initial September 2020 letter, until such a time as the Judge makes a formal determination on our request. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.
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

	Year Ended December 31,
	2022	2021
	(Dollars in millions)
Beginning of year	$32	$14
Accruals for warranties/guarantees issued during the year	15	21
Settlement of warranty/guarantee claims	(17)	(19)
Amounts reclassified from Liabilities subject to compromise	—	16
Foreign currency translation	(2)	—
	$28	$32

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

	Pension Benefits
	U.S. Plans	U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
	2022	2021	2022	2021
	(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of the year	$208	$220	$229	$259
Service cost	1	1	7	10
Interest cost	5	4	2	1
Actuarial (gains) losses(1)	(39)	(6)	(65)	(25)
Benefits paid	(10)	(11)	3	(3)
Settlements and curtailments	—	—	(10)	—
Foreign currency translation	—	—	(9)	(15)
Transfers	—	—	—	(1)
Other	3	—	10	3
Benefit obligation at end of the year	168	208	167	229
Change in plan assets:
Fair value of plan assets at beginning of the year	223	219	182	172
Actual return on plan assets	(44)	14	(28)	16
Employer contributions	—	—	7	7
Benefits paid	(10)	(11)	3	(3)
Settlements and curtailments(2)	—	—	(10)	—
Foreign currency translation	—	—	(7)	(10)
Transfers	—	—	—	(1)
Other	—	1	5	1
Fair value of plan assets at end of year	169	223	152	182
Funded status of plans	$1	$15	$(15)	$(47)
Amounts recognized in Consolidated Balance Sheet consist of:
Other assets - non-current(3)	1	15	2	—
Accrued pension liabilities- non-current(4)	—	—	(17)	(47)
Net amount recognized	$1	$15	$(15)	$(47)
________________________________
(1)The actuarial gain on the U.S. plan during 2022 was $39 million, driven by higher discount rates. For the non-US plans, the 2022 actuarial gain amounted to $65 million. The increase in discount rates led to an assumption gain of $54 million in Ireland and $28 million in Switzerland. The overall financial gain was offset by a losses of $10 million and $9 million attributable to changes in interest credited rate demographic assumptions in Switzerland, and increases in salary rates and mortality rate demographic assumptions in Ireland, respectively.
(2)In Switzerland, the total lump sum benefit payments of $10 million were greater than the service cost and interest cost for year ended December 31, 2022, therefore settlement accounting was applied. Following the settlement accounting, part of the previously unrecognized gain amounting to approximately $1 million was recognized as a gain on pension settlement.
(3)Included in Other assets in the Consolidated Balance Sheet.
(4)Included in Other liabilities in the Consolidated Balance Sheet.
Amounts recognized in Accumulated other comprehensive (income) loss associated with our significant pension and other postretirement benefit plans as of December 31, 2022 and 2021 are as follow:

	Pension Benefits
	U.S. Plans	U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
	2022	2021	2022	2021
	(Dollars in millions)
Prior service (credit)	$(1)	$(1)	$(7)	$(8)
Net actuarial (gain) loss	13	(1)	(14)	(11)
Net amount recognized	$12	$(2)	$(21)	$(19)
The components of net periodic benefit (income) cost and other amounts recognized in Other comprehensive (income) loss for our significant pension and other postretirement benefit plans include the following components:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
Net Periodic Benefit Cost	2022	2021	2020	2022	2021	2020
	(Dollars in millions)
Service cost	$1	$1	$1	$7	$10	$9
Interest cost	5	4	6	2	1	2
Expected return on plan assets	(9)	(10)	(11)	(6)	(6)	(6)
Amortization of prior service (credit) cost	—	—	—	(1)	(1)	—
Recognition of actuarial gains	—	—	—	(27)	—	13
Settlements and curtailments(1)	—	—	—	(1)	—	1
Net periodic (income) benefit cost	$(3)	$(5)	$(4)	$(26)	$4	$19
________________________________
(1)In Switzerland, the total lump sum benefit payments of $10 million were greater than the service cost and interest cost for year ended December 31, 2022, therefore settlement accounting was applied. Following the settlement accounting, part of the previously unrecognized gain amounting to approximately $1 million was recognized as gain on pension settlement.

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	U.S. Plans			Non-U.S. Plans
	2022	2021	2020	2022	2021	2020
	(Dollars in millions)
Actuarial (gains) losses	$14	$(10)	$3	$(33)	$(34)	$15
Prior service (credit)	—	—	—	—	—	(10)
Prior service credit recognized during year	—	—	—	1	1	—
Actuarial losses recognized during year	—	—	—	30	—	(14)
Foreign currency translation	—	—	—	—	—	2
Total recognized in other comprehensive (income) loss	$14	$(10)	$3	$(2)	$(33)	$(7)
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$11	$(15)	$(1)	$(28)	$(29)	$12

The main actuarial assumptions used in determining the benefit obligations and net periodic (income) benefit cost for our significant benefit plans are presented in the following table as weighted averages.

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2022	2021	2020	2022	2021	2020
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	5.21%	2.95%	2.65%	2.91%	0.86%	0.46%
Expected annual rate of compensation increase	4.98%	3.20%	3.57%	4.93%	2.07%	1.82%
Interest credited to accounts (1)	—%	—%	—%	3.00%	1.50%	1.50%
Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31:
Discount rate—benefit obligation	2.95%	2.65%	3.30%	0.80%	0.46%	0.79%
Discount rate—service cost	3.00%	3.37%	4.47%	0.82%	0.23%	1.20%
Discount rate—interest cost	2.38%	2.86%	4.06%	0.73%	0.63%	1.74%
Expected rate of return on plan assets	3.97%	4.88%	5.49%	3.36%	3.60%	3.79%
Expected annual rate of compensation increase	3.20%	3.57%	3.74%	1.99%	1.80%	1.77%
________________________________
(1)Only applicable to the defined benefit pension plan in Switzerland.
The discount rates for our significant pension plans reflect the current rates at which the associated liabilities could be settled at the measurement date of December 31, 2022. To determine the discount rates, we use a modeling process that involves matching the expected cash outflows of our benefit plans to a yield curve constructed from a portfolio of high quality, fixed-income debt instruments. We use the single weighted-average yield of this hypothetical portfolio as a discount rate benchmark.
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
For non-U.S. benefit plans, actuarial assumptions reflect economic and market factors relevant to each country.
The following amounts relate to our significant pension plans with accumulated benefit obligations exceeding the fair value of plan assets.

	December 31,
	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021
	(Dollars in millions)
Projected benefit obligation	$—	$—	$89	$229
Accumulated benefit obligation	—	—	85	217
Fair value of plan assets	—	—	72	182
Our U.S. pension asset investment strategy focuses on maintaining a diversified portfolio using various asset classes in order to achieve market exposure and diversification on a risk adjusted basis. Our target allocations are as follows:60% global equity securities, 20% real estate investments, 10% multi-asset credit income securities, and 10% hedge funds. Global equity securities include mutual funds that invest in companies located both inside and outside the United States. The real estate fund invests in real estate investment trusts – companies that purchase office buildings, hotels and other real estate property. The multi-asset credit funds invest in diversified geographies, asset classes and credit instruments to capture global credit risk premiums. The hedge funds are pooled investments structured to reduce volatility of returns and long-term return enhancements. Our assets are reviewed on a daily basis to ensure that we are within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations.
Our non-U.S. pension assets are typically managed by decentralized fiduciary committees. Our non-U.S. investment policies are different for each country as local regulations, funding requirements, and financial and tax considerations are part of the funding and investment allocation process in each country.
The fair values of both our U.S. and non-U.S. pension plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2022
	Total	Level 1	Level 2		Level 3
	(Dollars in millions)
Cash and cash equivalents	$1	$1	$—		$—
Equity funds	21	—	21		—
Government bond funds	36	—	36		—
Corporate bond funds	97	—	97		—
Real estate funds	11	—	11		—
Other	3	—	3		—
Total assets at fair value	$169	$1	$168	$168	$—

	U.S. Plans
	December 31, 2021
	Total	Level 1	Level 2		Level 3
	(Dollars in millions)
Cash and cash equivalents	$4	$4	$—		$—
Equity funds	34	—	34		—
Government bond funds	39	—	39		—
Corporate bond funds	135	—	135		—
Real estate funds	11	—	11		—
Total assets at fair value	$223	$4	$219		$—

	Non-U.S. Plans
	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash and cash equivalents	$3	$3	$—	$—
Equity funds	83	—	83	—
Government bond funds	27	—	27	—
Corporate bond funds	9	—	9	—
Real estate funds	17	—	17	—
Other	13	—	13	—
Total assets at fair value	$152	$3	$149	$—

	Non-U.S. Plans
	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash and cash equivalents	$3	$3	$—	$—
Equity funds	100	—	100	—
Government bond funds	34	—	34	—
Corporate bond funds	11	—	11	—
Real estate funds	22	—	22	—
Other	13	—	13	—
Total assets at fair value	$183	$3	$180	$—
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
Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2022. In 2022, contributions of $7 million were made to our non-U.S. pension plans to satisfy regulatory funding requirements. In 2023, we expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both our U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.
Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in millions)
2023	$11	$4
2024	11	4
2025	11	5
2026	11	6
2027	11	6
2028-2032	61	43

Note 27. Concentrations
Sales concentration—Net sales by region (determined based on country of shipment) and channel are as follows:

	Year Ended December 31, 2022
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$478	$213	$3	$694
Europe	1,550	157	27	1,734
Asia	1,031	47	24	1,102
Other International	48	25	—	73
	$3,107	$442	$54	$3,603

	Year Ended December 31, 2021
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$383	$176	$6	$565
Europe	1,602	155	27	1,784
Asia	1,153	50	28	1,231
Other International	28	25	—	53
	$3,166	$406	$61	$3,633

	Year Ended December 31, 2020
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$309	$148	$5	$462
Europe	1,395	122	30	1,547
Asia	928	41	26	995
Other International	11	19	—	30
	$2,643	$330	$61	$3,034
Customer concentration—Net sales to Garrett’s largest customers and the corresponding percentage of total net sales are as follows:

	Net sales Year Ended December 31,
	2022	%	2021	%	2020	%
	(Dollars in millions)
Customer A	$350	10	$347	10	$301	10
Customer B	444	12	480	13	346	11
Others	2,809	78	2,806	77	2,387	79
	$3,603	100	$3,633	100	$3,034	100
Long-lived assets concentration—Long-lived assets by region are as follows:

	Long-lived Assets (1) December 31
	2022	2021	2020
	(Dollars in millions)
United States	$16	$19	$21
Europe	276	291	315
Asia	158	162	151
Other International	20	14	18
	$470	$486	$505
_________________________
(1)Long-lived assets are comprised of property, plant and equipment–net.

Supplier concentration—The Company’s largest supplier accounted for 7%, 6% and 8% of direct materials purchases for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 28. Unaudited Quarterly Financial Information

The following tables show selected unaudited quarterly results of operations for the years ended December 31, 2022 and 2021. The quarterly data have been prepared on the same basis as the audited annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our results of operations for these periods.

	2022
	March 31	June 30	September 30	December 31	Year Ended December 31
	(Dollars in millions)
Net Sales	$901	$859	$945	$898	$3,603
Gross Profit	175	169	178	161	683
Net Income	88	85	105	112	390
Net Income available for distribution	50	46	65	72	233
Earnings per share - basic	0.15	0.15	0.21	0.23	0.75
Earnings per share - diluted	0.15	0.15	0.21	0.23	0.75
Earnings per share - diluted method	Two-class	Two-class	Two-class	Two-class	Two-class

	2021
	March 31	June 30	September 30	December 31	Year Ended December 31
	(Dollars in millions)
Net Sales	$997	$935	$839	$862	$3,633
Gross Profit	196	193	163	155	707
Net Income (Loss)	(105)	409	63	128	495
Net Income (Loss) available to common shareholders	(105)	385	27	91	398
Earnings (loss) per share - basic	(1.38)	1.63	0.09	0.29	1.69
Earnings (loss) per share - diluted	(1.38)	1.29	0.09	0.29	1.56
Earnings (loss) per share - diluted method		If-converted	Two-class	Two-class	If-converted

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Deloitte SA, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information with respect to this Item will be set forth in our 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022. For the limited purpose of providing the information necessary to comply with this Item 10, the 2023 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation
Information with respect to this Item will be set forth in our 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022. For the limited purpose of providing the information necessary to comply with this Item 11, the 2023 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item will be set forth in our 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022. For the limited purpose of providing the information necessary to comply with this Item 12, the 2023 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item will be set forth in our 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022. For the limited purpose of providing the information necessary to comply with this Item 13, the 2023 Proxy Statement is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
Information with respect to this Item will be set forth in our 2023 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022. For the limited purpose of providing the information necessary to comply with this Item 14, the 2023 Proxy Statement is incorporated herein by this reference.

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

GARRETT MOTION INC.
Schedule II-Valuation and Qualifying Accounts

For and as of the year ending:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Foreign Exchange Translation Adjustment	Other Activity	Balance at End of Period
	(Dollars in millions)
December 31, 2022
Allowance for expected credit losses	$5	$4	$—	$—	$—	$9
Inventory reserves	29	7	(3)	(2)	—	31
Tax valuation allowance	32	—	(1)	—	—	31
December 31, 2021
Allowance for expected credit losses	$13	$3	$(11)	$—	$—	$5
Inventory reserves	41	5	(15)	(2)	—	29
Tax valuation allowance	34	5	(4)	(3)	—	32
December 31, 2020
Allowance for expected credit losses(1)	$4	$6	$(3)	$1	$5	$13
Inventory reserves	25	25	(11)	2	—	41
Tax valuation allowance	27	13	—	(6)	—	34
(1) Other activity relates to the adoption impact of ASU 2016-03, Financial Instruments - Credit Losses.

3.The exhibits to this report are listed below

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Amended Debtors’ Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated April 26, 2021	8-K	001-38636	2.1	4/27/2021

3.1	Second Amended and Restated Certificate of Incorporation of Garrett Motion Inc., dated April 30, 2021	8-K	001-38636	3.1	4/30/2021
3.2	Amended and Restated Certificate of Designations of Series A Cumulative Convertible Preferred Stock of Garrett Motion Inc.	8-K	001-38636	3.1	4/28/2022
3.3	Amendment No. 2 to Certificate of Designation of Series A Cumulative Convertible Preferred Stock of Garrett Motion Inc.	DEF 14C	001-38636		2/9/2022
3.4	Third Amended and Restated Bylaws of Garrett Motion Inc., as amended	10-Q	001-38636	3.5	10/28/2021
4.1	Description of Capital Stock					*
10.1†	Offer Letter for Olivier Rabiller, dated May 2, 2018	10-12B	001-38636	10.1	8/23/2018
10.2†	Offer Letter for Thierry Mabru, dated June 1, 2018	10-12B	001-38636	10.4	8/23/2018
10.3†	Offer Letter for Craig Balis, dated June 1, 2018	10-12B	001-38636	10.5	8/23/2018
10.4†	Employment Contract, dated May 29, 2020, between Garrett Motion Sàrl, Garrett Motion Inc. and Sean Deason	10-Q	001-38636	10.1	7/30/2020
10.5†	Offer Letter for Jérôme Maironi, dated June 1, 2018	10-Q	001-38636	10.1	5/11/2020
10.6†	Non-Employee Director Compensation Program	10-K	001-38636	10.20	2/27/2020
10.7†	Severance Pay Plan for Designated Executive Employees of Garrett Motion Inc.	10-K	001-38636	10.21	2/27/2020
10.8†	Form of Continuity Award Agreement	8-K	001-38636	10.1	6/19/2020
10.9†	Garrett Motion Inc. 2021 Long-Term Incentive Plan	8-K	001-38636	10.1	5/28/2021
10.10†	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement	8-K	001-38636	10.2	5/28/2021
10.11†	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement 2021 Performance-Based (Stock Price)	8-K	001-38636	10.3	5/28/2021
10.12†	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement 2021 Performance-Based (EBITDA)	8-K	001-38636	10.4	5/28/2021
10.13†	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Non-Employee Director Restricted Stock Unit Award Agreement	8-K	001-38636	10.5	5/28/2021
10.14	Credit Agreement, dated April 30, 2021, among Garrett Motion Inc., Garrett LX I S.à r.l., Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-38636	10.1	4/30/2021
10.15	Amendment No. 1, dated January 11, 2022, to the Credit Agreement, dated April 30, 2021, among Garrett Motion Inc., Garrett LX I S.à r.l., Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-K	001-38636	10.31	2/14/2022
10.16	Amendment No. 2, dated March 23, 2022, to the Credit Agreement, dated April 30, 2021, among Garrett Motion Inc., Garrett LX I S.à r.l., Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	POS AM	333-256659	10.1	6/9/2022

10.17	Series A Investor Rights Agreement, dated as of April 30, 2021, among Garrett Motion Inc. and the investors named therein	8-K	001-38636	10.2	4/30/2021
10.18	Registration Rights Agreement, dated as of April 30, 2021, among Garrett Motion Inc. and the holders party thereto	8-K	001-38636	10.3	4/30/2021
21.1*	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
99.1	Order of the Bankruptcy Court, dated April 26, 2021, confirming the Amended Debtors’ Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code	8-K	001-38636	2.1	4/27/2021
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith
**    Furnished herewith
†    Management contract or compensation plan or arrangement
Item 16. Form 10- K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Garrett Motion Inc.
Date: February 14, 2023	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Olivier Rabiller	President, Chief Executive Officer and Director	February 14, 2023
Olivier Rabiller	(Principal Executive Officer)

/s/ Sean Deason	Senior Vice President and Chief Financial Officer	February 14, 2023
Sean Deason	(Principal Financial Officer)

/s/ Joanne Lau	Vice President and Corporate Controller	February 14, 2023
Joanne Lau	(Principal Accounting Officer)

/s/ Daniel Ninivaggi	Chairman of the Board and Director	February 14, 2023
Daniel Ninivaggi

/s/ D'aun Norman	Director	February 14, 2023
D'aun Norman

/s/ John Petry	Director	February 14, 2023
John Petry

/s/ Tina Pierce	Director	February 14, 2023
Tina Pierce

/s/ Robert Shanks	Director	February 14, 2023
Robert Shanks

/s/ Kevin Mahoney	Director	February 14, 2023
Kevin Mahoney

/s/ Julia Steyn	Director	February 14, 2023
Julia Steyn

/s/ Steven Tesoriere	Director	February 14, 2023
Steven Tesoriere