Form 10-Q
period 2023-06-30
Garrett Motion Inc.
filed 2023-07-27
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of July 21, 2023, the registrant had 258,800,758 shares of Common Stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions, except per share amounts)
Net sales (Note 3)	$1,011	$859	$1,981	$1,760
Cost of goods sold	809	690	1,590	1,416
Gross profit	202	169	391	344
Selling, general and administrative expenses	63	54	119	107
Other expense, net	1	—	2	1
Interest expense	30	20	58	43
Loss on extinguishment of debt	—	5	—	5
Non-operating expense (income)	7	(16)	3	(44)
Reorganization items, net	—	1	—	2
Income before taxes	101	105	209	230
Tax expense (Note 5)	30	20	57	57
Net income	71	85	152	173
Less: preferred stock dividends (Note 15)	(40)	(39)	(80)	(77)
Less: preferred stock deemed dividends (Note 15)	(232)	—	(232)	—
Net (loss) income available for distribution	$(201)	$46	$(160)	$96

(Loss) Earnings per common share
Basic	$(1.88)	$0.15	$(1.86)	$0.31
Diluted	(1.88)	0.15	(1.86)	0.31

Weighted average common shares outstanding
Basic	107,408,432	64,839,157	86,269,694	64,689,673
Diluted	107,408,432	65,102,162	86,269,694	64,907,289
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net income	$71	$85	$152	$173
Foreign exchange translation adjustment	(8)	1	(6)	3
Changes in fair value of effective cash flow hedges, net of tax (Note 16)	2	9	(1)	17
Changes in fair value of net investment hedges, net of tax (Note 16)	3	29	(2)	42
Total other comprehensive (loss) income, net of tax	(3)	39	(9)	62
Comprehensive income	$68	$124	$143	$235
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

	June 30, 2023	December 31, 2022
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$478	$246
Restricted cash	1	2
Accounts, notes and other receivables – net (Note 6)	864	803
Inventories – net (Note 8)	312	270
Other current assets	87	110
Total current assets	1,742	1,431
Investments and long-term receivables	29	30
Property, plant and equipment – net	452	470
Goodwill	193	193
Deferred income taxes	230	232
Other assets (Note 9)	246	281
Total assets	$2,892	$2,637
LIABILITIES
Current liabilities:
Accounts payable	$1,136	$1,048
Current maturities of long-term debt (Note 14)	60	7
Accrued liabilities (Note 11)	322	320
Total current liabilities	1,518	1,375
Long-term debt (Note 14)	1,772	1,148
Deferred income taxes	21	25
Other liabilities (Note 12)	204	205
Total liabilities	$3,515	$2,753
COMMITMENTS AND CONTINGENCIES (Note 20)
EQUITY (DEFICIT)
Series A Preferred Stock, par value $0.001; zero and 245,089,671 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$—	$—
Common Stock, par value $0.001; 1,000,000,000 and 1,000,000,000 shares authorized, 264,653,768 and 64,943,238 issued and 264,403,053 and 64,832,609 outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid–in capital	1,184	1,333
Retained deficit	(1,834)	(1,485)
Accumulated other comprehensive income (Note 17)	27	36
Total deficit	(623)	(116)
Total liabilities and deficit	$2,892	$2,637
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
	(Dollars in millions)
Cash flows from operating activities:
Net income	$152	$173
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	8	15
Depreciation	43	43
Amortization of deferred issuance costs	5	4
Interest payments, net of debt discount accretion	—	(19)
Loss on extinguishment of debt	—	5
Loss on remeasurement of forward purchase contract	13	—
Foreign exchange (gain) loss	(11)	2
Stock compensation expense	8	5
Pension expense	1	—
Change in fair value of derivatives	19	(35)
Other	9	(4)
Changes in assets and liabilities:
Accounts, notes and other receivables	(69)	(33)
Inventories	(47)	(64)
Other assets	(10)	1
Accounts payable	105	86
Accrued liabilities	32	2
Other liabilities	(2)	(4)
Net cash provided by operating activities	$256	$177
Cash flows from investing activities:
Expenditures for property, plant and equipment	(33)	(52)
Re-couponing of cross-currency swap contract	9	—
Net cash used for investing activities	$(24)	$(52)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt financing costs	667	—
Payments of long-term debt	(4)	(4)
Redemption of Series B Preferred Stock	—	(381)
Repurchases of Series A Preferred Stock	(580)	(3)
Repurchases of Common Stock	(15)	—
Payments of Additional Amounts for conversion of Series A Preferred Stock	(25)	—
Payments for preference dividends	(42)	—
Payments for debt and revolving facility financing costs	(2)	(5)
Other	(1)	—
Net cash used for financing activities	$(2)	$(393)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	1	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	231	(285)
Cash, cash equivalents and restricted cash at beginning of the period	248	464
Cash, cash equivalents and restricted cash at end of the period	$479	$179
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$27	$24
Interest paid	24	47

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Deficit
	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2022	246	$—	64	$—	$1,333	$(1,485)	$36	$(116)
Net income	—	—	—	—	—	81	—	81
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6)	(6)
Dividends	—	—	—	—	—	(42)	—	(42)
Stock-based compensation	—	—	—	—	3	—	—	3
Balance at March 31, 2023	246	$—	64	$—	$1,336	$(1,446)	$30	$(80)
Net income	—	—	—	—	—	71	—	71
Repurchases of Series A Preferred Stock	(70)	—	—	—	(366)	(201)	—	(567)
Repurchases of Common Stock	—	—	(2)	—	—	(18)	—	(18)
Excise tax on share repurchases	—	—	—	—	—	(6)	—	(6)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3)	(3)
Issuance of Common Stock for preference dividends	—	—	26	—	209	(209)	—	—
Conversion of Series A Preferred Stock to Common Stock	(176)	—	176	—	—	(25)	—	(25)
Stock-based compensation	—	—	—	—	5	—	—	5
Balance at June 30, 2023	—	$—	264	$—	$1,184	$(1,834)	$27	$(623)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Deficit
	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2021	246	$—	64	$—	$1,326	$(1,790)	$(4)	$(468)
Net income	—	—	—	—	—	88	—	88
Repurchases of Series A Preferred Stock	—	—	—	—	(1)	(1)	—	(2)
Other comprehensive income, net of tax	—	—	—	—	—	—	23	23
Stock-based compensation	—	—	—	—	2	—	—	2
Balance at March 31, 2022	246	—	64	—	$1,327	$(1,703)	$19	$(357)
Net income	—	—	—	—	—	85	—	85
Repurchases of Series A Preferred Stock	—	—	—	—	(1)	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	—	—	39	39
Stock-based compensation	—	—	—	—	3	—	—	3
Balance at June 30, 2022	246	$—	64	$—	$1,329	$(1,618)	$58	$(231)

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
Basis of Presentation
The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited Consolidated Interim Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 14, 2023 (our “2022 Form 10-K”). The results of operations for the three and six months ended June 30, 2023 and cash flows for the six months ended June 30, 2023 should not necessarily be taken as indicative of the entire year. All amounts presented are in millions, except per share amounts.
We report our quarterly financial information using a calendar convention: the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday to minimize the potentially disruptive effects of quarterly closing on our business processes. For differences in actual closing dates that are material to year-over-year comparisons of quarterly or year-to-date results have been adjusted for the three months ended June 30, 2023. Our actual closing dates for the three months ended June 30, 2023 and 2022 were July 1, 2023 and July 2, 2022, respectively.
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
The preparation of the financial statements in conformity with GAAP requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on assumptions that it believes to be reasonable under the circumstances. Actual results could differ from the original estimates, requiring adjustments to these balances in future periods.
Capital Structure Transformation
On April 12, 2023, the Company entered into separate definitive agreements with each of Centerbridge Partners, L.P. and funds managed by Oaktree Capital Management, L.P. to effect a series of integrated transactions (the “Transaction”) designed to increase the attractiveness of the Company to investors, including simplifying the Company’s capital stock by converting all outstanding Series A Preferred Stock into a single class of Common Stock, subject to certain conditions.
Under the Transaction, the Company repurchased 69,707,719 shares of Series A Preferred Stock and converted the remaining 175,337,712 shares of Series A Preferred Stock into an equivalent number of Common Stock. Total consideration paid to holders of Series A Preferred Stock under the Transaction amounted to cash payments of $605 million and the issuance of an additional 25,577,517 shares of Common Stock in settlement of accumulated and unpaid preference dividends on the Series A Preferred Stock through June 30, 2023. The Transaction was financed through a new Term Loan B for an aggregate principal amount of $700 million under the framework of the Company's existing credit agreement.
The Company recorded the following amounts in the Consolidated Interim Financial Statements related to the repurchase and conversion of its Series A Preferred Stock:

Movements for the Six Months Ended
June 30, 2023
Consolidated Interim Balance Sheet:	(Dollars in millions)
Cash and cash equivalents	$(605)
Preferred stock, Common stock and Additional Paid-in capital	(157)
Retained earnings	(441)

Six Months Ended June 30, 2023
Consolidated Interim Statement of Operations:	(Dollars in millions)
Non-operating expenses	$13
The Company also incurred $7 million of Transaction-related costs for the six months ended June 30, 2023, primarily for legal and advisory services that are included in Selling, general and administrative expenses in the Consolidated Interim Statement of Operations. See Note 14, Long-term Debt and Credit Agreement for discussion on the new Term Loan B and Note 15, Series A Preferred Stock for further discussion of the Transaction.

Note 2. Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in Note 3 to the Consolidated Financial Statements for the year ended December 31, 2022 included in our 2022 Form 10-K.
Recently Adopted Accounting Pronouncements
In September 2022, the FASB issued ASU 2022-04, Disclosure of Supplier Finance Program Obligations (Topic 405-50): Disclosure of Supplier Finance Purchase Obligations. The amendment in this update requires companies to disclose key terms of supplier financing programs used in connection with the purchase of goods and services, along with information about their obligations under these programs including a rollforward of those obligations. The Company adopted the new guidance as of January 1, 2023. See Note 10, Supplier Financing for disclosure related to the Company's supplier financing program obligations.

Note 3. Revenue Recognition and Contracts with Customers
Disaggregated Revenue
Net sales by region (determined based on country of shipment) and channel are as follows:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	OEM	Aftermarket	Other	Total	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$142	$47	$1	$190	$118	$54	$1	$173
Europe	437	48	9	494	394	38	8	440
Asia	292	13	4	309	211	10	6	227
Other	12	6	—	18	13	6	—	19
	$883	$114	$14	$1,011	$736	$108	$15	$859

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	OEM	Aftermarket	Other	Total	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$265	$96	$2	$363	$220	$105	$1	$326
Europe	883	91	17	991	800	76	15	891
Asia	559	25	7	591	477	20	12	509
Other	24	12	—	36	22	12	—	34
	$1,731	$224	$26	$1,981	$1,519	$213	$28	$1,760
Contract Balances
The following table summarizes our contract assets and liabilities balances:

	2023	2022
	(Dollars in millions)
Contract assets—January 1	$46	$63
Contract assets—June 30	47	58
Change in contract assets—(Decrease)/Increase	$1	$(5)
Contract liabilities—January 1	$(8)	$(5)
Contract liabilities—June 30	(9)	(6)
Change in contract liabilities—(Increase)/Decrease	$(1)	$(1)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Research and development costs	$46	$38	$86	$74
Engineering-related expenses (1)	(4)	3	(5)	9
	$42	$41	$81	$83

(1)    Engineering-related expenses include customer reimbursements of $13 million and $6 million for the three months ended June 30, 2023 and 2022, respectively, and $24 million and $9 million for the six months ended June 30, 2023 and 2022, respectively.

Note 5. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Tax expense	$30	$20	$57	$57
Effective tax rate	29.7%	19.0%	27.3%	24.8%

The effective tax rates for the three months ended June 30, 2023 and 2022 were 29.7% and 19.0%, respectively. The effective tax rates for the six months ended June 30, 2023 and 2022 were 27.3% and 24.8%, respectively.

The change in the effective tax rate for the three and six months ended June 30, 2023 compared to the prior period is primarily related to non-deductible Transaction-related expenses and a one-time benefit in 2022 related to a change in assertion to permanently reinvest a portion of undistributed earnings in China.

The effective tax rate for the three and six months ended June 30, 2023 was higher than the U.S. federal statutory rate of 21% primarily because of U.S. taxes on international operations, withholding taxes and non-deductible Transaction related expenses, partially offset by lower taxes on non-U.S. earnings and global research and development benefits.

The effective tax rate can vary from quarter to quarter due to changes in the Company’s global mix of earnings, the resolution of income tax audits, changes in tax laws (including updated guidance on U.S. tax reform), deductions related to employee share-based payments, internal restructurings, and pension mark-to-market adjustments.

Note 6. Accounts, Notes and Other Receivables—Net

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Trade receivables	$678	$619
Notes receivable	102	105
Other receivables	91	88
	871	812
Less—Allowance for expected credit losses	(7)	(9)
	$864	$803
Trade receivables include $47 million and $46 million of unbilled customer contract asset balances as of June 30, 2023 and December 31, 2022, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. See Note 3, Revenue Recognition and Contracts with Customers.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Eligible receivables sold without recourse	$218	$226	$400	$370
Guaranteed bank notes sold without recourse	—	38	—	66
The expenses related to the sale of trade receivables and guaranteed bank notes are recognized within Other expense, net in the Consolidated Interim Statements of Operations, and were immaterial for the three and six months ended June 30, 2023 and 2022.

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Receivables sold but not yet collected by the bank from the customer	$5	$5
Guaranteed bank notes sold but not yet collected by the bank from the customer	—	—
As of June 30, 2023 and December 31, 2022, the Company had no guaranteed bank notes pledged as collateral.

Note 8. Inventories—Net

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Raw materials	$205	$203
Work in process	23	18
Finished products	121	80
	349	301
Less—Reserves	(37)	(31)
	$312	$270

Note 9. Other Assets

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Advanced discounts to customers, non-current	$46	$51
Operating right-of-use assets (Note 13)	43	44
Income tax receivable	22	22
Pension and other employee related	4	4
Designated cross-currency swaps	47	74
Designated and undesignated derivatives	71	76
Other	13	10
	$246	$281

Note 10. Supplier Financing
The Company has supplier financing arrangements with two third-party financial institutions under which certain suppliers may factor their receivables from Garrett. The Company also enters into arrangements with banking institutions to issue bankers acceptance drafts in settlement of accounts payables, primarily in the Asia Pacific region. The bankers acceptance drafts, or guaranteed bank notes, have a contractual maturity of six months or less, and may be held by suppliers until maturity, transferred to their suppliers, or discounted with financial institutions in exchange for cash. The supplier financing obligations and guaranteed bank notes outstanding are recorded within Accounts payable in our Consolidated Interim Balance Sheet.

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Supplier financing obligations outstanding with financial institutions	$76	$33
Guaranteed bank notes outstanding	176	171
Note 11. Accrued Liabilities

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Customer pricing reserve	$63	$50
Compensation, benefit and other employee related	68	69
Repositioning	12	9
Product warranties and performance guarantees - short-term (Note 20)	18	18
Income and other taxes	62	39
Advanced discounts from suppliers, current	6	8
Customer advances and deferred income (1)	18	29
Accrued interest	22	13
Short-term lease liability (Note 13)	9	9
Accrued freight	10	9
Dividends payable	—	42
Designated and undesignated derivatives	17	8
Other (primarily operating expenses) (2)	17	17
	$322	$320
(1)Customer advances and deferred income include $9 million and $8 million of contract liabilities as of June 30, 2023 and December 31, 2022, respectively. See Note 3, Revenue Recognition and Contracts with Customers.
(2)Includes $4 million and $3 million of environmental liabilities as of June 30, 2023 and December 31, 2022, respectively.
The Company accrues repositioning costs related to projects to optimize its product costs and right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Interim Statements of Operations.

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2022	$9	$—	$9
Charges	7	2	9
Usage—cash	(4)	—	(4)
Non-cash asset write-offs	—	(2)	(2)
Balance at June 30, 2023	$12	$—	$12

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2021	$10	$—	$10
Charges	2	—	2
Usage—cash	(4)	—	(4)
Balance at June 30, 2022	$8	$—	$8

Note 12. Other Liabilities

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Income taxes	$103	$99
Designated and undesignated derivatives	2	—
Pension and other employee related	18	21
Long-term lease liability (Note 13)	35	36
Advanced discounts from suppliers	4	6
Product warranties and performance guarantees – long-term (Note 20)	10	10
Environmental remediation – long term	13	14
Long-term accounts payable	8	8
Other	11	11
	204	205

Note 13. Leases
We have operating leases that primarily consist of real estate, machinery and equipment. Our leases have remaining lease terms of up to 15 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Operating lease cost	$4	$4	$8	$8
Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3	$3	$7	$6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2	1	2	2

Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Other assets	$43	$44
Accrued liabilities	9	9
Other liabilities	35	36

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	8.19	8.41
Weighted-average discount rate	5.71%	5.61%
Maturities of operating lease liabilities as of June 30, 2023 were as follows:

(Dollars in millions)
2023	$6
2024	10
2025	7
2026	6
2027	5
Thereafter	21
Total lease payments	55
Less imputed interest	(11)
$44

Note 14. Long-term Debt and Credit Agreements
The principal outstanding and carrying amounts of our long-term debt as of June 30, 2023 and December 31, 2022 are as follows:

	Due	Interest Rate	June 30, 2023	December 31, 2022
2021 Dollar Term Facility	4/30/2028	SOFR plus 351 bps	$703	$706
2023 Dollar Term Facility	4/30/2028	SOFR plus 450 bps	700	—
Euro Term Facility	4/30/2028	EURIBOR plus 350 bps	488	480
Total principal outstanding			1,891	1,186
Less: unamortized deferred financing costs			(59)	(31)
Less: current portion of long-term debt			(60)	(7)
Total long-term debt			$1,772	$1,148
Credit Facilities
On April 30, 2021, the Company entered into a credit agreement (as amended from time to time, the "Credit Agreement") providing for senior secured financing, consisting of a seven-year secured first-lien U.S. Dollar term loan facility initially in the amount of $715 million (the “2021 Dollar Term Facility”), a seven-year secured first-lien Euro term loan facility initially in the amount of €450 million (the “Euro Term Facility”) and a five-year senior secured first-lien revolving credit facility initially in the amount of $300 million providing for multi-currency revolving loans (the “Revolving Facility”). The maximum amount of borrowings available under the Revolving Facility was increased to $475 million in 2022.
On April 27, 2023, the Company entered into Amendment No. 3 (the "Third Amendment") to the Credit Agreement, which provided for additional financing consisting of a five-year secured first-lien U.S. Dollar term loan facility initially in the amount of $700 million (the “2023 Dollar Term Facility”, together with the 2021 Dollar Term Facility and Euro Term Facility, the "Term Loan Facilities", and together with the Revolving Facility, the "Credit Facilities"). The full amount of the 2023 Dollar Term Facility was drawn on June 6, 2023 (the "Closing Date"), and the proceeds were primarily used to finance the repurchases of the Series A Preferred Stock as part of the Transaction, and pay fees and expenses incurred in connection with the Third Amendment.
The 2023 Dollar Term Facility will mature on April 30, 2028. Prior to maturity, the 2023 Dollar Term Facility will be repaid quarterly in an amount equal to, during the first two years occurring after the Closing Date, 7.50% per annum of the aggregate principal amount, and thereafter, 10.00% per annum. The Term Borrowers may also prepay the 2023 Dollar Term Facility at any time in whole or in part without premium or penalty, subject to certain exceptions (including for (i) customary breakage and redeployment costs in the case of prepayment of term benchmark rate loans and (ii) 2023 Dollar Term Facility repricing events occurring during the period from the Closing Date to the date that is twelve months following the Closing Date).
The Third Amendment also provided for (i) an increase in the maximum borrowing amount under the Revolving Facility by $95 million (the “Incremental Revolving Commitment”) to an aggregate amount of $570 million; and (ii) an extension of the maturity date for the Revolving Facility by two years from April 30, 2026 to April 30, 2028 (or January 30, 2028 if any of the currently outstanding term loans or term loans under the 2023 Dollar Term Facility maturing as of April 30, 2028 remain outstanding as of such date). The Incremental Revolving Commitment has the same terms and is generally subject to the same conditions applicable to the existing revolving facility under the Credit Agreement, except for fees paid in connection with the arrangement of the increased amount.
Under the Revolving Facility, the Company may use up to $125 million for the issuance of letters of credit to its subsidiaries. Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this kind, which issuances reduce availability under the Revolving Facility. As of June 30, 2023, the Company had no loans outstanding under the Revolving Facility, no outstanding letters of credit, and available borrowing capacity of approximately $570 million.
Separate from the Revolving Facility, the Company has a bilateral letter of credit facility in the amount of $15 million, which matures on April 30, 2026. As of June 30, 2023, the Company had $12 million utilized and $3 million of remaining available capacity under such facility.
Minimum scheduled principal repayments of the Credit Facilities as of June 30, 2023 are as follow:

June 30, 2023
(Dollars in millions)
2023	$30
2024	60
2025	68
2026	77
2027	77
Thereafter	1,579
Total debt payments	$1,891
Interest Rate and Fees
The 2021 Dollar Term Facility is subject to an interest rate, at our option, of either (a) an alternate base rate (“ABR”) (which shall not be less than 1.50%) or (b) an adjusted SOFR rate (“SOFR”) (which shall not be less than 0.50%), in each case, plus an applicable margin equal to 3.51% in the case of SOFR loans and 2.25% in the case of ABR loans. The Euro Term Facility is subject to an interest rate equal to an adjusted EURIBOR rate (which shall not be less than zero) plus an applicable margin equal to 3.50%. Interest payments with respect to the 2021 Dollar and Euro Term Facilities are required either on a quarterly basis (for ABR loans) or at the end of each interest period (for SOFR and EURIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months.
The 2023 Dollar Term Facility will bear interest, at the Term Borrowers’ election, at a rate per annum equal to (i) SOFR (subject to a 0.50% floor) plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin for loans under the 2023 Dollar Term Facility is 4.50% for SOFR loans and 3.50% for base rate loans.

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
Prepayments
The Credit Agreement contains certain mandatory prepayment provisions in the event that we incur certain types of indebtedness, receive net cash proceeds from certain non-ordinary course asset sales or other dispositions of property, or have excess cash flow (calculated on an annual basis with the required prepayment equal to 50%, 25% or 0% of such excess cash flow, subject to compliance with certain leverage ratios), in each case subject to terms and conditions customary for financings of this kind.
Certain Covenants
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The Revolving Facility also contains a financial covenant requiring the maintenance of a consolidated total leverage ratio of not greater than 4.7 times as of the end of each fiscal quarter if, on the last day of any such fiscal quarter, the aggregate amount of loans and letters of credit (excluding backstopped or cash collateralized letters of credit and other letters of credit with an aggregate face amount not exceeding $30 million) outstanding under the Revolving Facility exceeds 35% of the aggregate commitments in effect thereunder on such date. As of June 30, 2023, the Company was in compliance with all covenants.

Note 15. Series A Preferred Stock
On April 12, 2023 (the “Transaction Date”), the Company entered into separate definitive agreements (the “Agreements”) with each of Centerbridge Partners, L.P. and funds managed by Oaktree Capital Management, L.P. (collectively, the “C&O Investors”) to effect a series of integrated transactions (the “Transaction”) designed to increase the attractiveness of the Company to investors, including by simplifying the Company’s capital structure by converting all outstanding Series A Preferred Stock into a single class of Common Stock, subject to certain conditions.
As part of the Agreements, the holders of a majority of the outstanding shares of the Series A Preferred Stock authorized and approved the amendment and restatement of the certificate of designations for the Series A Preferred Stock (as amended, the “Certificate of Designations”) to, among other things, require the conversion of all shares of Series A Preferred Stock into shares of the Company’s common stock (the “2023 Conversion”), subject to the repurchase by the Company of a portion of the shares of Series A Preferred Stock held by the C&O Investors (the “Series A Repurchase”).
Under the terms of the Agreements, the Company would repurchase a total of $570 million (“Base Repurchase Price”) from the C&O Investors at a cash price of $8.10 per share which will be adjusted to equal the volume-weighted average price of the Common Stock for the fifteen trading days following the announcement of the transactions (the “15 Days VWAP”), subject to a minimum price of $7.875 per share and a maximum price of $8.50 per share. The 15 Days VWAP was subsequently established at a value of $8.177 per share.
As part of the Transaction, all holders of Series A Preferred Stock, including the C&O Investors, would receive an amount equal to $0.853509 per share of Series A Preferred Stock, representing accumulated and unpaid preference dividends through June 30, 2023 (the “Accumulated Dividends”), as well as $0.144375 per share of Series A Preferred Stock, representing the preference dividends that would have accrued on the Series A Preferred Stock from July 1, 2023, through September 30, 2023 (the “Additional Amounts”).
As part of the Transaction, following the effectiveness of the Certificate of Designations which occurred on June 6, 2023, the Company completed all steps of the Transaction as follows:
•The Company paid $580 million to the C&O Investors in connection with the repurchase of 69,707,719 shares of Series A Preferred Stock, comprising of the Base Repurchase Price as well as $10 million ($0.144375 for each repurchased share) in consideration of the Additional Amounts on the repurchased shares of Series A Preferred Stock.

•The remaining 175,337,712 shares of Series A Preferred Stock were converted into 175,337,712 shares of Common Stock in accordance with the customary procedures of the Company’s transfer agent, for shares held in registered form, and of the Depository Trust Company, for shares held in street name;
•As part of the 2023 Conversion, the Company also paid $25 million ($0.144375 for each converted share) to the holders of Series A Preferred Stock in consideration of the Additional Amounts on the shares of Series A Preferred Stock that were converted; and
•The Company issued 25,577,517 shares of Common Stock to all holders of Series A Preferred Stock (equal to $0.853509 per share, adjusted to avoid the issuance of fractional shares of Common Stock), in consideration of the Accumulated Dividends of an aggregate amount of $209 million. Cash payments for fractional shares were immaterial.
The Agreements were accounted for as freestanding physically settled forward purchase contracts. The Agreements were initially recorded at fair value and then remeasured through earnings until the establishment of the 15 Days VWAP, whereupon the Agreements were subsequently measured based on the amount of consideration to be paid at settlement. A Monte-Carlo simulation model was used to determine the Transaction Date fair value of the Agreements by simulating a range of possible future stock prices for the Company through the expected settlement date of the Agreements. The significant assumptions utilized in estimating the fair value of the Agreements include: (i) a dividend yield of 0.0%; (ii) an expected volatility of 40.0%; (iii) a risk-free interest rate of 4.23% based on observed interest rates from the Treasury Constant Maturity yield curve consistent with the simulation term; and (iv) a starting share price of $8.25 based on the market price of the Company’s common stock as of the Transaction Date.
The initial fair value of the Agreements represented a forward purchase liability of $4 million. A loss of $13 million was recognized in Non-operating expense in the Consolidated Interim Statement of Operations to reflect the subsequent remeasurement of fair value of the Agreements due to changes in the market price of the Company’s Common Stock. The difference between the fair value of consideration transferred under the Agreements and the carrying value of the repurchased Series A Preferred Stock, amounting to $201 million, was recorded to Retained Deficit as a deemed dividend on the repurchase of Series A Preferred Stock from the C&O Investors as part of the Transaction. A liability for excise tax, amounting to $6 million, was also recorded to Retained Deficit as a deemed dividend.
In connection with the 2023 Conversion, the Company also recognized a deemed dividend on the 2023 Conversion for $25 million, corresponding to the Additional Amounts paid to the holders of Series A Preferred Stock on the shares of Series A Preferred Stock that were converted.
Effective after the close of market on June 12, 2023, trading of the Series A Preferred Stock on Nasdaq was suspended, and each holder of shares of Series A Preferred Stock as of the conversion was deemed to hold one share of the Company’s Common Stock for each share of Series A Preferred Stock previously held.
As part of the Agreements, the C&O Investors have agreed with the Company to certain changes to their governance rights under the Company’s governance documents, including a reduction of their existing board nomination rights, as well as lock-up restrictions on their equity securities of the Company for up to twelve months, and certain limits on their ability to purchase additional equity securities of the Company and to voting limitations, in each case for a period of up to eighteen months.
The Company also announced an increase in its share repurchase authorization to $250 million. Under the share repurchase program, the Company may repurchase shares of Common Stock in open market transactions, privately negotiated purchases and other transactions from time to time.
The following table summarizes the effects of the Transaction on the Consolidated Interim Balance Sheet as of June 30, 2023 and the Consolidated Interim Statement of Operations for the six months ended June 30, 2023:

	Series A Repurchase	2023 Conversion	Settlement of Accumulated Dividends	Excise tax on share repurchase	Total
	(Dollars in millions)
Consolidated Interim Balance Sheet - increase/(decrease):
Cash and cash equivalents	$(580)	$(25)	$—	$—	$(605)
Accrued liabilities	—	—	—	6	6
Preferred Stock	—	—	—	—	—
Common Stock	—	—	—	—	—
Additional Paid-in capital	(366)	—	209	—	(157)
Retained earnings	(201)	(25)	(209)	(6)	(441)
Consolidated Interim Statement of Operations:
Non-operating expenses	13	—	—	—	13
Consolidated Interim Statement of Cash Flows
Repurchases of Series A Preferred Stock	(580)	—	—	—	(580)
Payments for Additional Amounts for conversion of Series A Preferred Stock	—	(25)	—	—	(25)
The Company has also incurred $7 million of Transaction-related costs for the six months ended June 30, 2023, primarily for legal and advisory services that are included in Selling, general and administrative expenses in the Consolidated Interim Statement of Operations.

Note 16. Financial Instruments and Fair Value Measures
Our credit, market and foreign currency risk management policies are described in Note 19, Financial Instruments and Fair Value Measures, to the Consolidated Financial Statements for the year ended December 31, 2022 included in our 2022 Form 10-K. As of June 30, 2023 and December 31, 2022, we had contracts with aggregate gross notional amounts of $3,309 million and $2,621 million, respectively, to hedge interest rates and foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar and Korean Won.
Fair Value of Financial Instruments
The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

			Fair Value
	Notional Amounts		Assets			Liabilities
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022		June 30, 2023	December 31, 2022
Designated instruments:
Designated forward currency exchange contracts	$483	$565	$19	$22	(a)	$8	$6	(c)
Designated cross-currency swaps	1,015	715	47	74	(b)	2	—	(d)
Designated interest-rate swaps	270	—	1	—	(b)	—	—
Total designated instruments	1,768	1,280	67	96		10	6
Undesignated instruments:
Undesignated interest rate swaps	901	1,024	70	76	(b)	—	—
Undesignated forward currency exchange contracts	640	317	5	4	(a)	8	2	(c)
Total undesignated instruments	1,541	1,341	75	80		8	2
Total designated and undesignated instruments	$3,309	$2,621	$142	$176		$18	$8
(a) Recorded within Other current assets
(b) Recorded within Other assets
(c) Recorded within Accrued liabilities
(d)     Recorded within Other liabilities
As of June 30, 2023, the Company had outstanding interest rate swaps with aggregate notional amounts of €830 million ($901 million based on June 30, 2023 foreign exchange rates) and $270 million, with maturities of January 2024, April 2024, July 2024, October 2024, April 2025, April 2026, April 2027 and April 2028. The Company uses interest rate swaps specifically to mitigate variable interest risk exposure on its long-term debt portfolio. The $270 million interest rate swaps have been designated as cash flow hedges. The designated interest rate swaps' fair value were net assets of $1 million as of June 30, 2023.
The Company executed cross-currency swaps which have been designated as net investment hedges of its Euro-denominated operations and cash flow hedges to hedge the foreign currency exposure from foreign currency-denominated debt. In May 2023, the Company re-couponed the cross-currency swap contracts which have been designated as net investment hedges and received a cash settlement of $9 million. As of June 30, 2023, an aggregate notional amount of €615 million was designated as net investment hedges of the Company’s investment in Euro-denominated operations and €280 million was designated as cash flow hedges. The cross-currency swaps’ fair values were net assets of $45 million as of June 30, 2023. Our Consolidated Interim Statements of Comprehensive Income include Changes in fair value of net investment hedges and cash flow hedges, net of tax, of $3 million and $(2) million, during the three and six months ended June 30, 2023, respectively, related to these designated cross-currency swaps. No ineffectiveness has been recorded on the designated cross-currency hedges.
The Company's forward currency exchange contract under our cash flow hedging program are assessed as highly effective and are designated as cash flow hedges. Gains and losses on derivatives qualifying as cash flow hedges are recorded in Accumulated other comprehensive income until the underlying transactions are recognized in earnings.
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

The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities	$1,831	$1,828	$1,156	$1,151
The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered Level 2.

Note 17. Accumulated Other Comprehensive Income
The changes in Accumulated Other Comprehensive Income by component are set forth below:

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Net Investment Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income
	(Dollars in millions)
Balance at December 31, 2022	$(44)	$13	$85	$(18)	$36
Other comprehensive income before reclassifications	(6)	14	(2)	—	6
Amounts reclassified from accumulated other comprehensive income	—	(15)	—	—	(15)
Net current period other comprehensive income	(6)	(1)	(2)	—	(9)
Balance at June 30, 2023	$(50)	$12	$83	$(18)	$27

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Net Investment Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income
	(Dollars in millions)
Balance at December 31, 2021	$(43)	$7	$41	$(9)	$(4)
Other comprehensive income before reclassifications	3	29	42	—	74
Amounts reclassified from accumulated other comprehensive income	—	(12)	—	—	(12)
Net current period other comprehensive income	3	17	42	—	62
Balance at June 30, 2022	$(40)	$24	$83	$(9)	$58

Note 18. Earnings Per Share
Earnings per share ("EPS") is calculated using the two-class method pursuant to the issuance of our Series A Preferred Stock. Our Series A Preferred Stock is considered a participating security because holders of the Series A Preferred Stock will also be entitled to such dividends paid to holders of Common Stock to the same extent on an as-converted basis. The two-class method requires an allocation of earnings to all securities that participate in dividends with common shares, such as our Series A Preferred Stock, to the extent that each security may share in the entity’s earnings. Basic earnings per share are then calculated by dividing undistributed earnings allocated to common stock by the weighted average number of common shares outstanding for the period. The Series A Preferred Stock is not included in the computation of basic earnings per share in periods in which we have a net loss, as the Series A Preferred Stock is not contractually obligated to share in our net losses.
Diluted earnings per share for the three and six months ended June 30, 2023 and 2022 is calculated using the more dilutive of the two-class or if-converted methods. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities.
The details of the EPS calculations for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions except per share)
Basic earnings per share:
Net income	$71	$85	$152	$173
Less: preferred stock dividend	(40)	(39)	(80)	(77)
Less: preferred stock deemed dividends	(232)	—	(232)	—
Net (loss) income available for distribution	(201)	46	(160)	96
Less: earnings allocated to participating securities	—	(36)	—	(76)
Net (loss) income available to common shareholders	$(201)	$10	$(160)	$20
Weighted average common shares outstanding - Basic	107,408,432	64,839,157	86,269,694	64,689,673
EPS – Basic	$(1.88)	$0.15	$(1.86)	$0.31

Diluted earnings per share:
Method used:	Two-class	Two-class	Two-class	Two-class
Weighted average common shares outstanding - Basic	107,408,432	64,839,157	86,269,694	64,689,673
Dilutive effect of unvested RSUs and other contingently issuable shares	—	263,005	—	217,616
Weighted average common shares outstanding – Diluted	107,408,432	65,102,162	86,269,694	64,907,289
EPS – Diluted	$(1.88)	$0.15	$(1.86)	$0.31
For the periods where a net loss attributable to common shareholders is present, dilutive securities have been excluded from the calculation of diluted net loss per share attributable to common stockholders as including them would have been anti-dilutive. For the three and six months ended June 30, 2023, the weighted-average number of unvested RSUs and other contingently issuable shares excluded from the computations were 1,113,778 and 1,358,636 shares, respectively.

Note 19. Related Party Transactions
We lease certain facilities and receive property maintenance services from Honeywell International Inc. (“Honeywell”), which is a holder of our Common Stock. We also contract with Honeywell for the occasional purchase of certain goods and services. Lease and service agreements were made at commercial terms prevalent in the market at the time they were executed.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Payments under agreements with Honeywell	$—	$2	$2	$4

Our payments under the agreements with Honeywell are included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Interim Statements of Operations. Related to the agreements with Honeywell, our Consolidated Interim Balance Sheet at June 30, 2023 and our Consolidated Balance Sheet at December 31, 2022 includes liabilities of $8 million and $10 million, respectively. Liability balances are primarily related to lease contracts of $6 million and $7 million as of June 30, 2023 and December 31, 2022, respectively.
As discussed in Note 15, Series A Preferred Stock, in order to effect the Transaction, on April 12, 2023, the Company entered into separate definitive agreements with each of Centerbridge Partners, L.P. (“Centerbridge”) and funds managed by Oaktree Capital Management, L.P. (“Oaktree”), each of which is a holder of our Common Stock and appoints a director to our Board of Directors. Additionally, Mr. Kevin Mahony, who serves as a Managing Director of Centerbridge, and Mr. Steven Tesoriere, who serves as a Managing Director of Oaktree, have been appointed to our Board of Directors as designees of Centerbridge and Oaktree, respectively. As described more fully in Note 15, Series A Preferred Stock, in connection with the Transaction, we paid to Centerbridge and Oaktree an aggregate of approximately $570 million for the repurchase of shares of Series A Preferred Stock, plus an aggregate of approximately $10 million and 7,276,036 shares of Common Stock representing the Additional Amounts and Accumulated Dividends in respect of the repurchased shares of Series A Preferred Stock. Additionally, in connection with the conversion of the Series A Preferred Stock, we issued to Centerbridge and Oaktree an aggregate of 65,334,277 shares of Common Stock, plus Additional Amounts and Accumulated Dividends of approximately $9 million and 6,819,540 shares of Common Stock.
In connection with the conversion of our Series A Preferred Stock, we issued to Honeywell, as a holder of our Series A Preferred Stock, 4,196,330 shares of Common Stock upon the conversion of an equivalent number of shares of Series A Preferred Stock, plus Additional Amounts and Accumulated Dividends of approximately $1 million and 438,009 shares of Common Stock.
Additionally, Mr. John Petry, a director on our Board, serves as Managing Member of Sessa Capital (Master), L.P., which indirectly held shares of our Series A Preferred Stock prior to the conversion. In connection with the conversion of our Series A Preferred Stock, we issued to Sessa Capital and its affiliates, as holder of our Series A Preferred Stock, 16,592,384 shares of Common Stock upon the conversion of an equivalent number of shares of Series A Preferred Stock, plus Additional Amounts and Accumulated Dividends of approximately $2 million and 1,731,900 shares of Common Stock.

Note 20. Commitments and Contingencies
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
On May 2, 2022, the plaintiffs filed a Third Amended Complaint (“TAC”) against all of the foregoing Defendants apart from Alessandro Gili and Su Ping Lu. On June 24, 2022, defendants moved to dismiss the TAC in its entirety, with prejudice. Plaintiffs filed their opposition on August 16, 2022, and defendants filed their reply brief on September 23, 2022. On September 22, 2022, the action was reassigned from Judge John P. Cronan to Judge Jennifer L. Rochon, who was recently appointed. On March 31, 2023, the action was dismissed with prejudice. On April 19, 2023, the plaintiffs filed a timely notice of appeal of the trial court's decision to the United States Court of Appeals for the Second Circuit. No schedule has yet been set by the Appeals Court.
Brazilian Tax Matter
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits (“Befiex Credits”) between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of June 30, 2023 was $38 million including penalties and interest. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Warranty and product performance guarantees at beginning of period	$28	$32	$28	$32
Accruals for warranties/guarantees issued during the year	3	4	6	7
Settlement of warranty/guarantee claims	(4)	(5)	(7)	(8)
Foreign currency translation	—	(1)	—	(1)
Warranty and product performance guarantees at end of period	$27	$30	$27	$30
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
Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2023. We expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2023, of which $3 million has been contributed as of June 30, 2023.
Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plans		Non-U.S. Plan		U.S. Plans		Non-U.S. Plan
	2023	2022	2023	2022	2023	2022	2023	2022
	(Dollars in millions)
Service cost	$—	$—	$1	$2	$—	$—	$3	$4
Interest cost	2	1	1	1	4	2	2	1
Expected return on plan assets	(2)	(2)	(2)	(1)	(4)	(4)	(4)	(3)
Amortization of prior service (credit)	—	—	—	—	—	—	—	—
	$—	$(1)	$—	$2	$—	$(2)	$1	$2
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

Note 22. Subsequent Events
On July 26, 2023, the Board of Directors of the Company approved the early repayment of approximately $200 million of our Term Loan Facilities. The Company expects the repayment to occur in the third quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with our Consolidated Interim Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the audited annual Consolidated Financial Statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 14, 2023 (our “2022 Form 10-K”). Some of the information contained in this MD&A or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our 2022 Form 10-K and this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
The following MD&A is intended to help you understand the results of operations and financial condition of Garrett Motion Inc., for the three and six months ended June 30, 2023.
Executive Summary
For the three months ended June 30, 2023, net sales were $1,011 million, an increase compared to prior year of $152 million or 18%, including an unfavorable impact of $7 million or 1% due to foreign currency translation. The increase was driven by strong performance from the ramp up of new products, inflation recoveries net of pricing impacting all product lines and the lifting of COVID-related lockdown measures in China which impacted the prior year.
Our light vehicle product sales (which comprise diesel and gasoline products, including products for passenger cars, SUVs, light trucks, and other products) accounted for approximately 71% of our revenues. Commercial vehicle product sales (products for on- and off-highway trucks, construction, agriculture and power-generation machines) accounted for 17% of our revenues while our aftermarket and other products contributed 12% of our revenues. Approximately 49% of our revenues came from sales to customers located in Europe, 30% from sales to customers located in Asia, 19% from sales to customers in North America, and 2% from sales to customers in other international markets.
On April 12, 2023, we entered into separate definitive agreements (the "Agreements") with with each of Centerbridge Partners, L.P. and funds managed by Oaktree Capital Management, L.P. (collectively, the "C&O Investors") to effect a series of integrated transactions (the "Transaction") designed to increase the attractiveness of the Company to investors, including simplifying our capital structure through a conversion of all shares of the Series A Preferred Stock into shares of Common Stock.
Under the Transaction, the Company repurchased 69,707,719 shares of Series A Preferred Stock and converted 175,337,712 shares of Series A Preferred Stock into an equivalent number of Common Stock. Total consideration paid to the holders of Series A Preferred Stock under the Transaction amounted to cash payments of $605 million and the issuance of an additional 25,577,517 shares of Common Stock in settlement of accumulated and unpaid preference dividends on the Series A Preferred Stock through June 30, 2023. The Transaction was financed through a new Term Loan B for an aggregate principal amount of $700 million under the framework of the Company's existing credit agreement.
As part of the Agreements, the C&O Investors agreed with the Company to certain changes to each of their respective governance rights under the Company’s governance documents, including a reduction of their existing board nomination rights, as well as lock-up restrictions on their equity securities of the Company for up to twelve months, and certain limits on their ability to purchase additional equity securities of the Company and to voting limitations, in each case for a period of up to eighteen months. The foregoing description of the Transaction does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreements which we have previously filed with the SEC, and which are incorporated by reference herein.
On April 12, 2023, the Board of Directors also authorized an increase in our share repurchase program to an aggregate amount of $250 million available as of that date.
On July 26, 2023, the Board of Directors approved the early repayment of approximately $200 million of our Term Loan Facilities. The Company expects the repayment to occur in the third quarter of 2023.
Disaggregated Revenue
The following tables show our revenues by geographic region and product line for the three and six months ended June 30, 2023 and 2022, respectively.

By Region

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	(Dollars in millions)
United States	$190	19%	$173	20%	$363	18%	$326	18%
Europe	494	49%	440	51%	991	50%	891	51%
Asia	309	30%	227	26%	591	30%	509	29%
Other	18	2%	19	2%	36	2%	34	2%
Total	$1,011		$859		$1,981		$1,760

By Product Line

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	(Dollars in millions)
Diesel	$260	26%	$237	27%	$522	27%	$491	28%
Gas	455	45%	345	40%	858	43%	708	40%
Commercial Vehicle	168	17%	154	18%	351	18%	320	18%
Aftermarket	114	11%	108	13%	224	11%	213	12%
Other	14	1%	15	2%	26	1%	28	2%
Total	$1,011		$859		$1,981		$1,760

Results of Operations for the Three and Six Months Ended June 30, 2023
Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net sales	$1,011	$859	$1,981	$1,760
% change compared with prior period	17.7%		12.6%
For the three months ended June 30, 2023, net sales increased compared to prior year by $152 million or 18%, including an unfavorable impact of $7 million or 1% due to foreign currency translation driven by lower Chinese yuan-to-US dollar exchange rates, partially offset by higher Euro-to-US dollar exchange rates. The increase was driven by strong performance from the ramp up of new products, inflation recoveries net of pricing impacting all product lines and the lifting of COVID-related lockdown measures in China which impacted the prior year.
Gasoline product sales increased by $111 million or 32% (including an unfavorable impact of $7 million or 2% due to foreign currency translation), primarily due to strong performance in China related to new product launches combined with lower prior year net sales in China due to the COVID-related lockdown measures implemented by the Chinese government which were lifted in June 2022.
Diesel product sales increased by $23 million or 10% (including a favorable impact of $2 million or 1% due to foreign currency translation), primarily driven by growth in Europe where diesel is essential to meet fleet CO2 regulation targets, and strong light commercial vehicle sales on incumbent platforms.
Commercial vehicle sales increased by $14 million or 9% (including an unfavorable impact of $1 million or 1% due to foreign currency translation), primarily driven by more favorable product mix in North America and Europe on both on- and off-highway platforms.
Aftermarket sales improved by $6 million or 6%, primarily due to strong demand in Europe and Asia Pacific related to favorable aftermarket conditions such as continued high demand for replacement and performance parts, recovery in China from the end of the Chinese government's zero COVID-19 policy, as well as growth through new product introductions, favorable pricing impacts and improved shipment performance.
For the six months ended June 30, 2023, net sales increased compared to prior year by $221 million or 13%, including an unfavorable impact of $54 million or 3% due to foreign currency translation driven by lower Chinese yuan-to-US dollar exchange rates and lower Euro-to-US dollar exchange rates. This increase was driven by higher volumes as markets recover from the semiconductor shortages experienced in the prior year and strong performance from new product launches and ramp ups, combined with prior year COVID-related lockdown measures in China and inflation recoveries net of pricing across all product lines.
Gasoline product sales increased by $150 million or 21% (including an unfavorable impact of $29 million or 4% due to foreign currency translation), primarily driven by industry recovery from the prior year’s global semiconductor shortages and COVID-related lockdown measures in China combined with new product launches and ramp ups across all regions.
Diesel product sales increased by $31 million or 6% (including an unfavorable impact of $11 million or 2% due to foreign currency translation), due to strong performance in Europe where diesel is essential to meet fleet CO2 regulations target, and strong light commercial vehicle sales on incumbent platforms.
Commercial vehicle sales increased by $31 million or 10% (including an unfavorable impact of $10 million or 3% due to foreign currency translation), primarily driven by strong performance in North America and Europe due to new product launches combined with favorable global product mix.
Aftermarket sales improved by $11 million or 5% (including an unfavorable impact of $3 million or 1% due to foreign currency translation), primarily due to strong demand in Europe and Asia Pacific related to favorable aftermarket conditions such as continued high demand for replacement parts, recovery in China from the end of the Chinese government's zero COVID-19 policy, as well as growth through new product introductions and favorable pricing impacts and improved shipment performance.

Cost of Goods Sold and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Cost of goods sold	$809	$690	$1,590	$1,416
% change compared with prior period	17.2%		12.3%
Gross profit percentage	20.0%	19.7%	19.7%	19.5%

	Cost of Goods Sold		Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the three months ended June 30, 2022	$690		$169
Increase/(decrease) due to:
Volume	108		46
Product mix	1		(27)
Price, net of inflation pass-through	—		28
Commodity, transportation & energy inflation	16		(16)
Productivity, net	(4)		7
Research & development	7		(7)
Foreign exchange rate impacts	(9)		2
Cost of Goods Sold / Gross Profit for the three months ended June 30, 2023	$809	809	$202
For the three months ended June 30, 2023, cost of goods sold increased by $119 million, primarily driven by our higher sales volumes and an unfavorable product mix, which contributed to increases of $108 million and $1 million, respectively. Cost of goods sold further increased due to $16 million of inflation on commodities, energy and transportation, as well as a $7 million increase in Research and development ("R&D") costs which reflects our continued investment in new technologies and headcount increase year-over-year. Our continued focus on productivity, net of labor inflation and one-time expenses, contributed to a decrease in cost of goods sold of $4 million. Foreign currency impacts from transactional, translational and hedging effects also contributed to decreases in cost of goods sold of $9 million.
Gross profit increased by $33 million, mainly driven by the higher sales volumes of $46 million and $28 million of inflation recoveries from customer pass-through agreements net of pricing reductions. Furthermore, gross profit increased by $7 million from higher productivity net of labor inflation and one-time expenses as discussed above. Gross profit also increased by $2 million due to foreign currency impacts from transactional, translational and hedging effects. These increases were partially offset by $27 million of unfavorable product mix, $16 million of inflation on commodities, energy and transportation costs, as well as $7 million of higher R&D costs as discussed above.

	Cost of Goods Sold		Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the six months ended June 30, 2022	$1,416		$344
Increase/(decrease) due to:
Volume	149		64
Product mix	36		(23)
Price, net of inflation pass-through	—		51
Commodity, transportation & energy inflation	42		(42)
Productivity, net	(18)		15
Research & development	10		(10)
Foreign exchange rate impacts	(45)		(8)
Cost of Goods Sold / Gross Profit for the six months ended June 30, 2023	$1,590	1590	$391

For the six months ended June 30, 2023, cost of goods sold increased by $174 million, primarily driven by our higher sales volumes and an unfavorable product mix, which contributed to increases of $149 million and $36 million, respectively. Cost of goods sold further increased due to $42 million of inflation on commodities, energy and transportation, as well as a $10 million increase in R&D costs which reflects our continued investment in new technologies and headcount increase year-over-year. Our continued focus on productivity, net of labor inflation and one-time expenses, contributed to a decrease in cost of goods sold of $18 million. Foreign currency impacts from transactional, translational and hedging effects also contributed to decreases in cost of goods sold of $45 million.
Gross profit increased by $47 million, mainly driven by the higher sales volumes of $64 million and $51 million of inflation recoveries from customer pass-through agreements net of pricing reductions. Furthermore, gross profit increased $15 million from higher productivity net of labor inflation and one-time expenses as discussed above. These increases were partially offset by $42 million inflation on commodities, energy costs and transportation, as discussed above, $23 million of unfavorable product mix, $10 million of higher R&D costs and $8 million from foreign currency impacts from transactional, translational and hedging effects.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Selling, general and administrative expense	$63	$54	$119	$107
% of sales	6.2%	6.3%	6.0%	6.1%
Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2023 increased by $9 million compared with the prior year, primarily due to $5 million of legal and advisory fees related to our capital structure transformation Transaction, $1 million of unfavorable impacts from foreign exchange rates and $2 million of labor-related expenses.
SG&A expenses for the six months ended June 30, 2023 increased by $12 million compared with the prior year, primarily due to $7 million of legal and advisory fees related to our capital structure transformation Transaction, $3 million of labor inflation impacts, and $3 million of lower incentive compensation expense in 2022. These increases were partially offset by $1 million of favorable impacts from foreign exchange rates.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Interest expense	$30	$20	$58	$43
For the three months ended June 30, 2023, interest expense increased by $10 million compared to the prior year, due to $21 million of higher interest expense primarily driven by the new $700 million U.S. Dollar term loan and increased interest rates, partially offset by $7 million from unrealized marked-to-market gains on our interest rate swaps and $4 million of interest accretion in the prior year on our Series B Preferred Stock that was fully redeemed by June 2022.
For the six months ended June 30, 2023, interest expense increased by $15 million compared to prior year, due to $30 million of higher interest expense primarily driven by the aforementioned $700 million U.S. Dollar term loan and increased market interest rates. These increases in interest expense were partially offset by $10 million of interest accretion in the prior year on our Series B Preferred Stock that was fully redeemed in June 2022 and $4 million of unrealized marked-to-market gains on our interest rate swaps.

Non-operating expense (income)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Non-operating expense (income)	$7	$(16)	$3	$(44)
For the three months ended June 30, 2023, non-operating expense was $7 million, from an income of $16 million in the prior year, due to a $13 million loss on the remeasurement of the Series A Preferred Stock Agreement related to our capital structure transformation Transaction and $8 million of interest income recorded in 2022 for unrealized marked-to-market gains on our interest rate swaps, partially offset by $2 million of foreign exchange remeasurement gains.
For the six months ended June 30, 2023, non-operating expense was $3 million, from an income of $44 million in the prior year period, driven by $33 million of interest income recorded in 2022 for unrealized marked-to-market gains on our interest rate swaps and a $13 million loss on the remeasurement of the aforementioned Series A Preferred Stock Agreement. These decreases were partially offset by $5 million of foreign exchange remeasurement gains.
Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Tax expense	$30	$20	$57	$57
Effective tax rate	29.7%	19.0%	27.3%	24.8%

The change in the effective tax rate for the three and six months ended June 30, 2023 compared to the prior period is primarily related to non-deductible Transaction-related expenses and a one-time benefit in 2022 related to a change in assertion to permanently reinvest a portion of undistributed earnings in China.
Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net income	$71	$85	$152	$173
Net income margin	7.0%	9.9%	7.7%	9.8%
Net income for the three months ended June 30, 2023 decreased by $14 million compared with the prior year, primarily due to $23 million of higher non-operating expenses as discussed above, $10 million of higher interest expense and $10 million of higher tax expense, partially offset by $33 million increase in gross profit.
Net income for the six months ended June 30, 2023 decreased by $21 million compared with the prior year, primarily due to $47 million higher of non-operating expenses as discussed above, $15 million of higher interest expense, and $12 million of higher SG&A expenses, partially offset by a $47 million increase in gross profit and a $5 million loss on extinguishment of debt recorded in the prior year.
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

EBITDA and Adjusted EBITDA (1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net income (GAAP)	$71	$85	$152	$173
Interest expense, net of interest income	24	8	51	4
Tax expense	30	20	57	57
Depreciation	22	21	43	43
EBITDA (Non-GAAP)	147	134	303	277
Reorganization items, net (2)	—	1	—	2
Stock compensation expense (3)	5	3	8	5
Repositioning costs (4)	1	2	8	3
Loss on extinguishment of debt	—	5	—	5
Discounting costs on factoring	1	—	2	1
Other non-operating income (5)	(2)	(7)	(3)	(9)
Capital structure transformation expenses (6)	18	—	20	—
Adjusted EBITDA (Non-GAAP)	$170	$138	$338	$284
(1)We evaluate performance on the basis of EBITDA and Adjusted EBITDA. We define “EBITDA” as our net income calculated in accordance with U.S. GAAP, plus the sum of net interest expense, tax expense and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of net reorganization items, stock compensation expense, repositioning costs, loss on extinguishment of debt, discounting costs on factoring, other non-operating income and capital structure transformation expenses. We believe that EBITDA and Adjusted EBITDA are important indicators of operating performance and provide useful information for investors because:
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
(2)The Company applied ASC 852 for periods subsequent to September 20, 2020, the date the Company and certain of its subsidiaries each filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code, to distinguish transactions and events that were directly associated with the Company’s reorganization from the ongoing operations of the business. Accordingly, certain expenses and gains incurred related to these transactions and events were recorded within Reorganization items, net in the Consolidated Interim Statements of Operations.
(3)Stock compensation expense includes only non-cash expenses.
(4)Repositioning costs includes severance costs related to restructuring projects to improve future productivity.
(5)Reflects the non-service component of net periodic pension costs and other income that are non-recurring or not considered directly related to the Company's operations.
(6)Includes the loss on remeasurement of the Series A Preferred Stock Agreement as well as third-party legal and advisory fees that are directly attributable to the Company's capital structure transformation Transaction.

Adjusted EBITDA for the Three Months Ended June 30, 2023

For the three months ended June 30, 2023, net income decreased by $14 million versus the prior year as discussed above within the Results of Operations for the Three and Six Months Ended June 30, 2023 section.
Adjusted EBITDA increased by $32 million compared to the prior year, mainly due to volume increases, increased productivity, inflation pass-through net of pricing, as well as favorable foreign exchange impacts. These increases in Adjusted EBITDA were partially offset by product mix, as well as inflation on commodities, transportation and energy costs.
During the three months ended June 30, 2023, we saw strong customer demand increases across all product lines, in a less disruptive supply chain environment, with strong performance from new product launches and ramping up on incumbent platforms, combined with prior year COVID-related lockdown measures in China. We also saw ramp up to peak volumes on programs in commercial vehicles and favorable aftermarket conditions such as continued high demand for replacement parts.
We maintained our focus on productivity in the current year as rising commodity prices led to higher raw material costs, particularly for nickel, aluminum and steel alloys. We recovered a majority of the increases from our customer pass-through agreements, especially for nickel, and continue to negotiate with our customers for further pass-through while actively managing our supply base and cost recovery mechanisms to minimize the impact of materials cost inflation. The increased productivity was partially offset by year-over-year labor inflation and increases in our SG&A expenses due primarily to lower incentive compensation expense in the prior year.

R&D expenses increased $7 million which reflects our continued investment in new technologies, increased hiring to accelerate growth in the new technologies and year-over-year labor inflation.

Gains in foreign currency from translational, transactional and hedging effects in the three months ended June 30, 2023, primarily driven by a higher Euro-to-US dollar exchange rate versus the prior-year period, also accounted for a $4 million increase in Adjusted EBITDA.

Adjusted EBITDA for the Six Months Ended June 30, 2023

For the six months ended June 30, 2023, net income decreased by $21 million versus the prior year as discussed above within the Results of Operations for the Three and Six Months Ended June 30, 2023 section.
Adjusted EBITDA increased by $54 million compared to the prior year, mainly due to volume increases, increased productivity and inflation pass-through net of pricing. These increases in Adjusted EBITDA were partially offset by inflation on commodities, energy and transportation, product mix, as well as unfavorable foreign exchange impacts.
During the six months ended June 30, 2023, we saw strong customer demand increases in all product lines, in a less disruptive supply chain environment, as the industry recovers and the semiconductor shortages experienced in the prior year abate, as well as favorable impacts from new product launches in gasoline. We also saw ramp up to peak volumes on programs in commercial vehicles and favorable aftermarket conditions such as continued high demand for replacement parts and recovery in China from the end of their zero COVID-19 policy.
We maintained our focus on productivity in the current year as rising commodity prices led to higher raw material costs, particularly for nickel, aluminum and steel alloys. We recovered a majority of the increases from our customer pass-through agreements, especially for nickel, and continue to negotiate with our customers for further pass-through while actively managing our supply base and cost recovery mechanisms to minimize the impact of materials cost inflation. The increased productivity was partially offset by year-over-year labor inflation and increases in our SG&A expenses due primarily to lower incentive compensation expense in the prior year.
R&D expenses increased $10 million which reflects our continued investment in new technologies, increased hiring to accelerate growth in the new technologies and year-over-year labor inflation.
Losses in foreign currency from translational, transactional and hedging effects in the six months ended June 30, 2023, primarily driven by lower Euro-to-US dollar exchange rates, also accounted for a $2 million decrease in Adjusted EBITDA.

Liquidity and Capital Resources
We employ several means to manage our liquidity, and our sources of financing include cash flows from operations, cash and cash equivalents, our Term Loan Facilities, and Revolving Facility.

	June 30, 2023	December 31, 2022
	(Dollars in millions)
Cash and cash equivalents	$478	$246
Restricted cash	1	2
Revolving Facility - available borrowing capacity	570	475
Revolving Facility - borrowings or letters of credit outstanding	—	—
Term Loan Facilities - principal outstanding	1,891	1,186
Bilateral letter of credit facility - available capacity	3	1
Bilateral letter of credit facility - utilized capacity	12	14
On April 27, 2023, the Company entered into the Third Amendment to the Credit Agreement, which provided for additional financing of $700 million through the 2023 Dollar Term Facility and an increase of $95 million in maximum borrowings available under the Revolving Facility. The proceeds from the 2023 Dollar Term Facility were primarily used to finance the repurchase from the C&O Investors of shares of Series A Preferred Stock as part of the Transaction, and pay fees and expenses incurred in connection with the Third Amendment. The 2023 Dollar Term Facility matures on April 30, 2028. Prior to maturity, the 2023 Dollar Term Facility will be repaid quarterly in an amount equal to, during the first two years occurring after the Closing Date, 7.50% per annum of the aggregate principal amount, and thereafter, 10.00% per annum.
During the six months ended June 30, 2023, we repaid $4 million on our 2021 Dollar Term Facility. The Company entered into the Agreements with the C&O Investors to repurchase certain shares and convert all remaining Series A Preferred Stock. As part of the Transaction, all holders of Series A Preferred Stock, including the C&O Investors, received an amount equal to the Accumulated Dividends and Additional Amounts outstanding at repurchase or conversion date. As of June 30, 2023, all Series A Preferred Stock had either been repurchased or converted and there are no accumulated unpaid dividends on the Series A Preferred Stock. Refer to Note 15, Series A Preferred Stock of the Notes to the Consolidated Interim Financial Statements for further details regarding the Transaction.
On July 26, 2023, the Board of Directors of the Company approved the early repayment of approximately $200 million of our Term Loan Facilities. The Company expects the repayment to occur in the third quarter of 2023.
As previously disclosed, we expect to continue investing in our facilities as we expand our manufacturing capacity for new product launches and invest in new technologies and strategic growth opportunities, in particular in the electrification of drivetrains. We believe the combination of expected cash flows, the term loan borrowings, and the Revolving Facility being committed until 2028, will provide us with adequate liquidity to support the Company's operations.
Share Repurchase Program
On November 16, 2021, the Board of Directors authorized a $100 million share repurchase program for one year, providing for the purchase of shares of Series A Preferred Stock and Common Stock. On November 2, 2022, the Directors authorized the extension of he share repurchase program. On April 12, 2023, the Board of Directors further authorized an increase in the size of the share repurchase program to an aggregate amount of $250 million available as of that date.
As of June 30, 2023, the Company had repurchased $17 million of Common Stock, with $233 million remaining under the share repurchase program. An additional 8,464,906 shares of Common Stock were repurchased from July 1, 2023 through July 25, 2023 for an amount of $63 million. For more information, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Cash Flow Summary for the Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2023	2022
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$256	$177
Investing activities	(24)	(52)
Financing activities	(2)	(393)
Effect of exchange rate changes on cash and restricted cash	1	(17)
Net increase (decrease) in cash, cash equivalents and restricted cash	$231	$(285)
Cash provided by operating activities increased by $79 million for the six months ended June 30, 2023 versus the prior year. The increase was primarily driven by an increase in net income, excluding the effects of non-cash items, of $58 million and favorable impacts from other assets and liabilities of $21 million.
Cash used for investing activities decreased by $28 million for the six months ended June 30, 2023 versus the prior year due to $19 million of decreased expenditures for property, plant and equipment and $9 million of cash settlement received on the re-couponing of our cross currency swap contracts which have been designated as net investment hedges of our Euro-denominated operations.
Cash used for financing activities decreased by $391 million for the six months ended June 30, 2023 compared with the prior year. Cash flows for financing activities during the six months ended June 30, 2023 included $667 million from the 2023 Dollar Term Facility net of debt financing costs. We paid an aggregate amount of $605 million to holders of the Series A Preferred Stock related to the Transaction, including conversion of the Series A Preferred Stock as discussed above and in Note 15, Series A Preferred Stock of the Notes to the Consolidated Interim Financial Statements. We also made payments of $15 million for the repurchase of Common Stock under our share repurchase program and debt repayments of $4 million on our 2021 Dollar Term Facility. In comparison, cash used for financing activities for the six months ended June 30, 2022 was primarily related to the Company's payment of $381 million for the final early redemption of our Series B Preferred Stock (exclusive of $28 million attributable to interest and included in cash from operating activities).

Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies
The preparation of our Consolidated Interim Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. Actual results could differ from our estimates and assumptions, and any such differences could be material to our financial statements. Our critical accounting policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2022 Form 10-K.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies of the Notes to the Consolidated Interim Financial Statements for further discussion of recent accounting pronouncements.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding the following, are forward-looking statements: statements regarding our future results of operations and financial position, results of operations and financial position, expectations regarding the growth of the turbocharger and electric vehicle markets and other industry trends, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, anticipated investments in our business, our business strategy, pending litigation, anticipated interest expense, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including:
•increases in the costs and availability of raw materials, components, energy and transportation and our ability to offset inflation;
•sales to major customers as well as a network of independent dealers to manage the distribution of our products, and we could be adversely impacted by the loss of any of our such major customers or dealers, changes in their requirements for our products or changes in their financial condition.
•the negotiating positions of our customers and our ability to negotiate favorable pricing terms;
•risks associated with changes in the automotive industry and our inability, or a perception that we are unable, to respond appropriately to such changes, our financial condition and results of operations could be adversely impacted;
•risks associated with any program launch difficulties and inaccuracies in estimates of volumes of awarded business;
•changes in the automotive industry and economic or competitive conditions;
•risks related to economic, political, regulatory and foreign exchange;
•geopolitical conditions, such as the ongoing conflict between Russia and Ukraine, and catastrophic events, such as the COVID-19 pandemic;
•risks related to international operations and our investment in foreign markets;
•risks of increased scrutiny from customers, investors, regulators and others regarding sustainability/ESG practices, as well as the climate-related risks we may face, each of which could expose us to liabilities, including reputational harm, impact demand for our products, lead to increased costs and have other adverse effects on our business, supply chain and results of operations;
•risks associated with joint venture partnerships and joint development projects;
•any failure to protect our intellectual property or allegations that we have infringed the intellectual property of others; and our ability to license necessary intellectual property from third parties;

•work stoppages, other disruptions or the need to relocate any of our facilities;
•inability to recruit and retain qualified personnel;
•any failure to increase productivity or successfully execute repositioning projects or manage our workforce;
•potential material losses and costs as a result of any warranty claims and product liability actions brought against us;
•the commencement of any lawsuits, investigations and disputes arising out of our current and historical businesses, and the consequences thereof;
•potential material environmental liabilities and hazards;
•risks of changes in the effective tax rates
•the effects of any deterioration on industry, economic or financial conditions on our ability to access the capital markets on favorable terms;
•quality control and creditworthiness of the suppliers on which we rely;
•risks for system or service failures, including cyber or other security incidents, each of which could disrupt business operations, result in loss of critical and confidential information and adversely impact our reputation and results of operations; and
•the other factors described under the caption “Risk Factors” in our 2022 Form 10-K, as updated in this Quarterly Report on Form 10-Q, and our other filings with the SEC.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2023, the net fair value of all financial instruments with exposure to currency risk was a $51 million asset. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be $157 million and $(161) million, respectively, at June 30, 2023 exchange rates. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
There have been no other material changes to the Company’s quantitative and qualitative disclosures about interest rate or commodity price risks as disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, in our 2022 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the

Exchange Act. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risks described under "Risk Factors” in our 2022 Form 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our 2022 Form 10-K. These factors could materially adversely affect our business, financial condition, or results of operations, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On November 16, 2021, the Board of Directors authorized a $100 million share repurchase program for one year, providing for the purchase of shares of Series A Preferred Stock and Common Stock. On November 2, 2022, the Board of Directors extended the duration of the share repurchase program to November 15, 2023. On April 12, 2023, the Board of Directors authorized a further increase in the size of the share repurchase program to an aggregate amount of $250 million as of that date.
The following table summarizes our share repurchase activity for the three months ended June 30, 2023 and additional information regarding our share repurchase program:

Period	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2023 – April 30, 2023	—	$—	—		$—		—	$250,000,000	(1)
May 1, 2023 – May 31, 2023	—	—	—		—		—	250,000,000
June 1, 2023 – June 30, 2023	2,152,913	7.71	69,707,719	(2)	8.18	(2)	71,860,632	233,391,594
Total	2,152,913	$7.71	69,707,719		$8.18		71,860,632	$233,391,594
(1) On April 12, 2023, the Board of Directors authorized an increase in the size of the share repurchase program to an aggregate amount of $250 million available as of such date. From April 1 to April 11, 2023, inclusive, $73,521,928 was available for purchases of shares of Series A Preferred Stock and Common Stock under the share repurchase program.
(2) Repurchase of Series A Preferred Stock as part of the Transaction. Refer to Note 15, Series A Preferred Stock of the Notes to the Consolidated Interim Financial Statements.
Other than the repurchases reflected in the table above, there were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended June 30, 2023.

From July 1, 2023 to July 25, 2023, the Company repurchased an additional 8,464,906 shares of Common Stock for an amount of $63 million under the share repurchase program.

Item 3. Defaults Upon Senior Securities
Prior to the conversion of all outstanding shares of Series A Preferred Stock on June 12, 2023, as part of the Transaction, holders of the Series A Preferred Stock were entitled to receive, when, as and if declared by a committee of disinterested directors of the Board (which committee initially consisted of Daniel Ninivaggi, Julia Steyn, Robert Shanks and D’aun Norman) out of funds legally available for such dividend, cumulative cash dividends at an annual rate of 11% on the stated amount per share plus the amount of any accrued and unpaid dividends on such share, accumulating daily and payable quarterly on January 1, April 1, July 1 and October 1, respectively, in each year. As of June 12, 2023, the date of the conversion of the Series A Preferred Stock, there were $201 million of unpaid and undeclared cumulative preference dividends on the shares of Series A Preferred Stock outstanding as of that date. Following the conversion on June 12, 2023, there were no shares of Series A Preferred Stock outstanding, and on July 26, 2023, the Board of Directors resolved to retire all authorized shares of Series A Preferred Stock.
Except as otherwise disclosed in this Quarterly Report on Form 10-Q or reported previously in a Current Report on Form 8-K by the Company, none.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Company Severance Plan
On July 26, 2023, our Board approved certain revisions to the Garrett Motion Inc. Severance Plan for Designated Officers, effective as of May 1, 2023, pursuant to which certain officers and other senior leadership employees of the Company designated by the Talent Management and Compensation Committee of the Board are eligible for severance payments and benefits upon a qualifying termination of employment (as amended, the “2023 Severance Plan”).
Pursuant to the 2023 Severance Plan, upon an involuntary termination of employment by the Company, designated officers are entitled to receive cash severance equal to 18 months’ base salary (24 months for the Company’s Chief Executive Officer), plus a pro-rated bonus payment (based on actual performance, or target performance if required by applicable local law) for the year in which the executive experiences a qualifying termination not occurring in connection with a “change in control” (as defined in the 2023 Severance Plan).
Additionally, upon termination without “cause” or resignation for “good reason” (each as defined in the 2023 Severance Plan) within the two-year period following a “change in control”, a designated officer would be entitled to receive cash severance equal to 18 months’ base salary (24 months for the Company’s Chief Executive Officer), plus one-and-one-half times such officer’s target bonus (two times for the Company’s Chief Executive Officer) plus a pro-rated bonus payment (based on actual performance, or target performance if required by applicable local law) for the year in which the executive is terminated.
The 2023 Severance Plan also revises certain definitions and reflects certain non-material technical, conforming and other amendments.
The foregoing summary of the terms of the 2023 Severance Plan is qualified by reference to the 2023 Severance Plan, which is attached as an exhibit to this Quarterly Report on Form 10-Q.

Certificates of Retirement
On July 26, 2023, the Company filed certificates with the Secretary of State of the State of Delaware effecting the retirement and elimination of the Company’s Series A Preferred Stock (the “Series A Certificate of Retirement”) and the Company’s Series B Preferred Stock (the “Series B Certificate of Retirement”), to eliminate from the Company’s Amended and Restated Certificate of Incorporation all references to the Series A Preferred Stock and Series B Preferred Stock, respectively, including without limitation the Certificates of Designations governing the Series A Preferred Stock and the Series B Preferred Stock, respectively. As previously disclosed, all outstanding shares of Series A Preferred Stock were converted into shares of Common Stock in connection with the Transaction, and the Company had previously completed the early redemption of all shares of Series B Preferred Stock. Accordingly, no shares of Series A Preferred Stock or Series B Preferred Stock are currently outstanding. Pursuant to Section 243 of the General Corporation Law of the State of Delaware, once the Series A Certificate of Retirement and Series B Certificate of Retirement became effective, each had the effect of amending the Company’s Amended and Restated Certificate of Incorporation to eliminate all references to the Series A Preferred Stock and the Series B Preferred Stock, respectively.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation of Garrett Motion Inc., dated April 30, 2021	8-K	001-38636	3.1	04/30/2021
3.2	Amended and Restated Certificate of Designations of Series A Cumulative Convertible Preferred Stock of Garrett Motion Inc.	10-Q	001-38636	3.1	04/28/2022
3.3	Amended and Restated Certificate of Designations of Series A Cumulative Convertible Preferred Stock of Garrett Motion Inc. (redline version )	DEF14C	001-38636	Appendix B-2	05/15/2023
3.4	Certificate of Elimination with respect to Series A Preferred Stock					*
3.5	Certificate of Elimination with respect to Series B Preferred Stock					*
3.6	Third Amended and Restated Bylaws of Garrett Motion Inc., dated October 27, 2021	10-Q	001-38636	3.5	10/28/2021
10.1	Transaction Agreement, dated April 12, 2023, by and among Garrett Motion Inc. and Centerbridge Credit Partners Master, L.P. and Centerbridge Special Credit Partners III-Flex, L.P.	8-K	001-38636	10.1	04/14/2023
10.2	Transaction Agreement, dated April 12, 2023, by and among Garrett Motion Inc. and Oaktree Value Opportunities Fund Holdings, L.P., OCM Opps GTM Holdings, LLC, Oaktree Phoenix Investment Fund LP and Oaktree Opportunities Fund Xb Holdings (Delaware) L.P.	8-K	001-38636	10.2	04/14/2023
10.3	Amendment No. 3, dated April 27, 2023, to the Credit Agreement, dated April 30, 2021, among Garrett Motion Inc., Garrett LX I S.à r.l., Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-38363	10.1	05/01/2023
10.4†	2023 Garrett Motion Inc. Severance Plan for Designated Officers2023 Garrett Motion Inc. Severance Plan for Designated Officers					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	*
101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

*	Filed herewith.

**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: July 27, 2023	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: July 27, 2023	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer