Form 10-Q
period 2023-09-30
Garrett Motion Inc.
filed 2023-10-24
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of October 18, 2023, the registrant had 242,419,764 shares of Common Stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions, except per share amounts)
Net sales (Note 3)	$960	$945	$2,941	$2,705
Cost of goods sold	784	767	2,374	2,183
Gross profit	176	178	567	522
Selling, general and administrative expenses	59	57	178	164
Other expense, net	1	1	3	2
Interest expense	50	18	108	61
Loss on extinguishment of debt	—	—	—	5
Non-operating income	(4)	(29)	(1)	(73)
Reorganization items, net	—	—	—	2
Income before taxes	70	131	279	361
Tax expense (Note 5)	13	26	70	83
Net income	57	105	209	278
Less: preferred stock dividends (Note 15)	—	(40)	(80)	(117)
Less: preferred stock deemed dividends (Note 15)	—	—	(232)	—
Net income (loss) available for distribution	$57	$65	$(103)	$161

Earnings (loss) per common share
Basic	$0.23	$0.21	$(0.73)	$0.52
Diluted	0.23	0.21	(0.73)	0.52

Weighted average common shares outstanding
Basic	250,888,716	64,820,887	141,745,701	64,834,298
Diluted	252,381,719	65,250,287	141,745,701	65,118,021
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net income	$57	$105	$209	$278
Foreign exchange translation adjustment	14	10	8	13
Changes in fair value of effective cash flow hedges, net of tax (Note 16)	(2)	9	(3)	26
Changes in fair value of net investment hedges, net of tax (Note 16)	20	45	18	87
Total other comprehensive income, net of tax	32	64	23	126
Comprehensive income	$89	$169	$232	$404
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

	September 30, 2023	December 31, 2022
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$162	$246
Restricted cash	1	2
Accounts, notes and other receivables – net (Note 6)	860	803
Inventories – net (Note 8)	294	270
Other current assets	73	110
Total current assets	1,390	1,431
Investments and long-term receivables	32	30
Property, plant and equipment – net	437	470
Goodwill	193	193
Deferred income taxes	225	232
Other assets (Note 9)	255	281
Total assets	$2,532	$2,637
LIABILITIES
Current liabilities:
Accounts payable	$1,066	$1,048
Current maturities of long-term debt (Note 14)	7	7
Accrued liabilities (Note 11)	312	320
Total current liabilities	1,385	1,375
Long-term debt (Note 14)	1,622	1,148
Deferred income taxes	21	25
Other liabilities (Note 12)	196	205
Total liabilities	$3,224	$2,753
COMMITMENTS AND CONTINGENCIES (Note 20)
EQUITY (DEFICIT)
Series A Preferred Stock, par value $0.001; zero and 245,089,671 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$—	$—
Common Stock, par value $0.001; 1,000,000,000 and 1,000,000,000 shares authorized, 243,305,848 and 64,943,238 issued and 243,011,280 and 64,832,609 outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid–in capital	1,188	1,333
Retained deficit	(1,939)	(1,485)
Accumulated other comprehensive income (Note 17)	59	36
Total deficit	(692)	(116)
Total liabilities and deficit	$2,532	$2,637
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Cash flows from operating activities:
Net income	$209	$278
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	13	16
Depreciation	66	64
Amortization of deferred issuance costs	17	6
Interest payments, net of debt discount accretion	—	(19)
Loss on extinguishment of debt	—	5
Loss on remeasurement of forward purchase contract	13	—
Foreign exchange loss	—	4
Stock compensation expense	12	8
Pension expense	1	—
Change in fair value of derivatives	21	(54)
Other	7	2
Changes in assets and liabilities:
Accounts, notes and other receivables	(76)	(166)
Inventories	(30)	(80)
Other assets	2	13
Accounts payable	57	180
Accrued liabilities	26	(2)
Other liabilities	(8)	(17)
Net cash provided by operating activities	$330	$238
Cash flows from investing activities:
Expenditures for property, plant and equipment	(57)	(78)
Re-couponing of cross-currency swap contract	9	—
Net cash used for investing activities	$(48)	$(78)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt financing costs	667	—
Payments of long-term debt	(205)	(5)
Redemption of Series B Preferred Stock	—	(381)
Repurchases of Series A Preferred Stock	(580)	(4)
Repurchases of Common Stock	(178)	—
Payments of Additional Amounts for conversion of Series A Preferred Stock	(25)	—
Payments for preference dividends	(42)	(42)
Payments for debt and revolving facility financing costs	(2)	(4)
Other	(1)	—
Net cash used for financing activities	$(366)	$(436)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(1)	(27)
Net decrease in cash, cash equivalents and restricted cash	(85)	(303)
Cash, cash equivalents and restricted cash at beginning of the period	248	464
Cash, cash equivalents and restricted cash at end of the period	$163	$161
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$38	$38
Interest paid	45	56

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Deficit
	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2022	246	$—	64	$—	$1,333	$(1,485)	$36	$(116)
Net income	—	—	—	—	—	81	—	81
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6)	(6)
Dividends	—	—	—	—	—	(42)	—	(42)
Stock-based compensation	—	—	—	—	3	—	—	3
Balance at March 31, 2023	246	$—	64	$—	$1,336	$(1,446)	$30	$(80)
Net income	—	—	—	—	—	71	—	71
Repurchases of Series A Preferred Stock	(70)	—	—	—	(366)	(201)	—	(567)
Repurchases of Common Stock	—	—	(2)	—	—	(18)	—	(18)
Excise tax on share repurchases	—	—	—	—	—	(6)	—	(6)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3)	(3)
Issuance of Common Stock for preference dividends	—	—	26	—	209	(209)	—	—
Conversion of Series A Preferred Stock to Common Stock	(176)	—	176	—	—	(25)	—	(25)
Stock-based compensation	—	—	—	—	5	—	—	5
Balance at June 30, 2023	—	$—	264	$—	$1,184	$(1,834)	$27	$(623)
Net income	—	—	—	—	—	57	—	57
Repurchases of Common Stock	—	—	(21)	—	—	(161)	—	(161)
Excise tax on share repurchases	—	—	—	—	—	(1)	—	(1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	32	32
Stock-based compensation	—	—	—	—	4	—	—	4
Balance at September 30, 2023	—	$—	243	$—	$1,188	$(1,939)	$59	$(692)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Deficit
	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2021	246	$—	64	$—	$1,326	$(1,790)	$(4)	$(468)
Net income	—	—	—	—	—	88	—	88
Repurchases of Series A Preferred Stock	—	—	—	—	(1)	(1)	—	(2)
Other comprehensive income, net of tax	—	—	—	—	—	—	23	23
Stock-based compensation	—	—	—	—	2	—	—	2
Balance at March 31, 2022	246	—	64	—	$1,327	$(1,703)	$19	$(357)
Net income	—	—	—	—	—	85	—	85
Repurchases of Series A Preferred Stock	—	—	—	—	(1)	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	—	—	39	39
Stock-based compensation	—	—	—	—	3	—	—	3
Balance at June 30, 2022	246	$—	64	$—	$1,329	$(1,618)	$58	$(231)
Net income	—	—	—	—	—	105	—	105
Repurchases of Series A Preferred Stock	—	—	—	—	(1)	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	—	—	64	64
Dividends declared	—	—	—	—	—	(42)	—	(42)
Stock-based compensation	—	—	—	—	3	—	—	3
Balance at September 30, 2022	246	$—	64	$—	$1,331	$(1,555)	$122	$(102)
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
Basis of Presentation
The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited Consolidated Interim Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 14, 2023 (our “2022 Form 10-K”). The results of operations for the three and nine months ended September 30, 2023 and cash flows for the nine months ended September 30, 2023 should not necessarily be taken as indicative of the entire year. All amounts presented are in millions, except per share amounts.
We report our quarterly financial information using a calendar convention: the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday to minimize the potentially disruptive effects of quarterly closing on our business processes. For differences in actual closing dates that are material to year-over-year comparisons of quarterly or year-to-date results, such differences have been adjusted for the three months ended September 30, 2022. Our actual closing date for the three months ended September 30, 2022 was October 1, 2022. There was no difference in actual closing date for the three months ended September 30, 2023.
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
Capital Structure Transformation Transaction
On April 12, 2023, the Company entered into the Transaction (as defined in Note 15 below) to increase the attractiveness of the Company to investors, including simplifying the Company’s capital stock by converting all outstanding Series A Preferred Stock into a single class of Common Stock, subject to certain conditions.
In the Transaction, the Company repurchased and aggregate of 69,707,719 shares of Series A Preferred Stock from the C&O Investors (as defined below), and converted all remaining outstanding 175,337,712 shares of Series A Preferred Stock into an equivalent number of shares of Common Stock. The total amounts paid to holders of Series A Preferred Stock in connection with the Transaction included aggregate cash payments of $605 million and the issuance of an additional 25,577,517 shares of Common Stock in settlement of accumulated and unpaid preference dividends on the Series A Preferred Stock through June 30, 2023. The Transaction was financed through a new Term Loan B for an aggregate principal amount of $700 million under the framework of the Company's existing credit agreement. See Note 15, Series A Preferred Stock.
The Company recorded the following amounts in the Consolidated Interim Financial Statements related to the repurchase and conversion of its Series A Preferred Stock:

Movements for the Nine Months Ended
September 30, 2023
Consolidated Interim Balance Sheet:	(Dollars in millions)
Cash and cash equivalents	$(605)
Preferred stock, Common stock and Additional Paid-in capital	(157)
Retained earnings	(441)

Nine Months Ended September 30, 2023
Consolidated Interim Statement of Operations:	(Dollars in millions)
Non-operating expenses	$13
The Company also incurred $9 million of Transaction-related costs for the nine months ended September 30, 2023, primarily for legal and advisory services that are included in Selling, general and administrative expenses in the Consolidated Interim Statement of Operations. See Note 14, Long-term Debt and Credit Agreement for discussion on the new Term Loan B and Note 15, Series A Preferred Stock for further discussion of the Transaction.

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

Note 3. Revenue Recognition and Contracts with Customers
Disaggregated Revenue
Net sales by region (determined based on country of shipment) and channel are as follows:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	OEM	Aftermarket	Other	Total	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$147	$54	$2	$203	$134	$54	$1	$189
Europe	382	45	9	436	381	41	6	428
Asia	287	13	5	305	288	14	6	308
Other	9	6	1	16	14	6	—	20
	$825	$118	$17	$960	$817	$115	$13	$945

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	OEM	Aftermarket	Other	Total	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$412	$150	$4	$566	$354	$159	$2	$515
Europe	1,265	136	26	1,427	1,181	117	21	1,319
Asia	846	38	12	896	765	34	18	817
Other	33	18	1	52	36	18	—	54
	$2,556	$342	$43	$2,941	$2,336	$328	$41	$2,705
Contract Balances
The following table summarizes our contract assets and liabilities balances:

	2023	2022
	(Dollars in millions)
Contract assets—January 1	$46	$63
Contract assets—September 30	44	51
Change in contract assets—(Decrease)/Increase	$(2)	$(12)
Contract liabilities—January 1	$(8)	$(5)
Contract liabilities—September 30	(12)	(9)
Change in contract liabilities—(Increase)/Decrease	$(4)	$(4)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Research and development costs	$42	$38	$128	$112
Engineering-related expenses, net of customer (reimbursements) (1)	(3)	4	(8)	13
	$39	$42	$120	$125
(1)    Engineering-related expenses include customer reimbursements of $10 million and $6 million for the three months ended September 30, 2023 and 2022, respectively, and $34 million and $15 million for the nine months ended September 30, 2023 and 2022, respectively.

Note 5. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Tax expense	$13	$26	$70	$83
Effective tax rate	18.6%	19.8%	25.1%	23.0%

The effective tax rate for the three months ended September 30, 2023 is lower than the effective rate for the three months ended September 30, 2022 primarily related to an increase in global research and development benefits, lower taxes on non-U.S. earnings partially offset by nondeductible expenses, and a prior year non-recurring decrease in withholding taxes on undistributed earnings.

The effective tax rate for the nine months ended September 30, 2023 is higher than the effective rate for the nine months ended September 30, 2022 primarily related to a prior year non-recurring decrease in withholding taxes on undistributed earnings and nondeductible expenses, partially offset by increase in global research and development benefit and lower taxes on non-U.S. earnings.

The effective tax rate for the three months ended September 30, 2023 was lower than the U.S. federal statutory rate of 21% primarily related to a decrease in the annual effective tax rate driven by lower taxes on international operations, partially offset by nondeductible transaction costs.

The effective tax rate for the nine months ended September 30, 2023 was higher than the U.S. federal statutory rate of 21% primarily related to nondeductible expenses and tax reserves, partially offset by lower taxes on non-U.S. earnings and global research and development benefits.
Note 6. Accounts, Notes and Other Receivables—Net

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Trade receivables	$667	$619
Notes receivable	111	105
Other receivables	89	88
	867	812
Less—Allowance for expected credit losses	(7)	(9)
	$860	$803

Trade receivables include $44 million and $46 million of unbilled customer contract asset balances as of September 30, 2023 and December 31, 2022, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. See Note 3, Revenue Recognition and Contracts with Customers.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Eligible receivables sold without recourse	$184	$112	$584	$481
Guaranteed bank notes sold without recourse	41	35	41	102
The expenses related to the sale of trade receivables and guaranteed bank notes are recognized within Other expense, net in the Consolidated Interim Statements of Operations. Such expenses amounted to $1 million and $3 million for the three and nine months ended September 30, 2023, respectively, and were immaterial for the three and nine months ended September 30, 2022.

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Receivables sold but not yet collected by the bank from the customer	$7	$5
Guaranteed bank notes sold but not yet collected by the bank from the customer	—	—
As of September 30, 2023 and December 31, 2022, the Company had no guaranteed bank notes pledged as collateral.

Note 8. Inventories—Net

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Raw materials	$197	$203
Work in process	24	18
Finished products	110	80
	331	301
Less—Reserves	(37)	(31)
	$294	$270

Note 9. Other Assets

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Advanced discounts to customers, non-current	$41	$51
Operating right-of-use assets (Note 13)	40	44
Income tax receivable	22	22
Pension and other employee related	4	4
Designated cross-currency swaps	71	74
Designated and undesignated derivatives	66	76
Other	11	10
	$255	$281

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

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Supplier financing obligations outstanding with financial institutions	$67	$33
Guaranteed bank notes outstanding	172	171
Note 11. Accrued Liabilities

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Customer pricing reserve	$64	$50
Compensation, benefit and other employee related	74	69
Repositioning	12	9
Product warranties and performance guarantees - short-term (Note 20)	17	18
Income and other taxes	55	39
Advanced discounts from suppliers, current	4	8
Customer advances and deferred income (1)	18	29
Accrued interest	25	13
Short-term lease liability (Note 13)	9	9
Accrued freight	13	9
Dividends payable	—	42
Designated and undesignated derivatives	8	8
Other (primarily operating expenses) (2)	13	17
	312	320
(1)Customer advances and deferred income include $12 million and $8 million of contract liabilities as of September 30, 2023 and December 31, 2022, respectively. See Note 3, Revenue Recognition and Contracts with Customers.

(2)Includes $3 million and $3 million of environmental liabilities as of September 30, 2023 and December 31, 2022, respectively.
The Company accrues repositioning costs related to projects to optimize its product costs and right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Interim Statements of Operations.

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2022	$9	$—	$9
Charges	13	2	15
Usage—cash	(10)	—	(10)
Non-cash asset write-offs	—	(2)	(2)
Balance at September 30, 2023	$12	$—	$12

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2021	$10	$—	$10
Charges	4	—	4
Usage—cash	(5)	—	(5)
Balance at September 30, 2022	$9	$—	$9

Note 12. Other Liabilities

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Income taxes	$104	$99
Pension and other employee related	17	21
Long-term lease liability (Note 13)	33	36
Advanced discounts from suppliers	3	6
Product warranties and performance guarantees – long-term (Note 20)	9	10
Environmental remediation – long term	12	14
Long-term accounts payable	7	8
Other	11	11
	196	205

Note 13. Leases
We have operating leases that primarily consist of real estate, machinery and equipment. Our leases have remaining lease terms of up to 15 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Operating lease cost	$4	$4	$12	$12

Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3	$3	$10	$9
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	2	2	4
Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Other assets	$40	$44
Accrued liabilities	9	9
Other liabilities	33	36

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (in years)	8.14	8.41
Weighted-average discount rate	5.69%	5.61%
Maturities of operating lease liabilities as of September 30, 2023 were as follows:

(Dollars in millions)
2023	$3
2024	10
2025	8
2026	6
2027	5
Thereafter	20
Total lease payments	52
Less imputed interest	(11)
$41

Note 14. Long-term Debt and Credit Agreements
The principal outstanding and carrying amounts of our long-term debt as of September 30, 2023 and December 31, 2022 are as follows:

	Due	Interest Rate	September 30, 2023	December 31, 2022
2021 Dollar Term Facility	4/30/2028	SOFR plus 351 bps	$700	$706
2023 Dollar Term Facility	4/30/2028	SOFR plus 450 bps	500	—
Euro Term Facility	4/30/2028	EURIBOR plus 350 bps	477	480
Total principal outstanding			1,677	1,186
Less: unamortized deferred financing costs			(48)	(31)
Less: current portion of long-term debt			(7)	(7)
Total long-term debt			$1,622	$1,148
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
Under the Revolving Facility, the Company may use up to $125 million for the issuance of letters of credit to its subsidiaries. Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this kind, which issuances reduce availability under the Revolving Facility. As of September 30, 2023, the Company had no loans outstanding under the Revolving Facility, no outstanding letters of credit, and available borrowing capacity of approximately $570 million.
Separate from the Revolving Facility, the Company has a bilateral letter of credit facility in the amount of $15 million, which matures on April 30, 2026. As of September 30, 2023, the Company had $12 million utilized and $3 million of remaining available capacity under such facility.

Minimum scheduled principal repayments of the Credit Facilities as of September 30, 2023 are as follow:

September 30, 2023
(Dollars in millions)
2023	$2
2024	7
2025	7
2026	17
2027	77
Thereafter	1,567
Total debt payments	$1,677
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
On July 31, 2023, the Company made an early repayment in the amount of $200 million on the 2023 Dollar Term Facility. The early repayment resulted in incremental amortization on debt issuance cost in the amount of $9 million, included within Interest Expense in the Consolidated Interim Statement of Operations.
Certain Covenants
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The Revolving Facility also contains a financial covenant requiring the maintenance of a consolidated total leverage ratio of not greater than 4.7 times as of the end of each fiscal quarter if, on the last day of any such fiscal quarter, the aggregate amount of loans and letters of credit (excluding backstopped or cash collateralized letters of credit and other letters of credit with an aggregate face amount not exceeding $30 million) outstanding under the Revolving Facility exceeds 35% of the aggregate commitments in effect thereunder on such date. As of September 30, 2023, the Company was in compliance with all covenants.

Note 15. Series A Preferred Stock
On April 12, 2023 (the “Transaction Date”), the Company entered into separate definitive agreements (the “Agreements”) with each of Centerbridge Partners, L.P. and funds managed by Oaktree Capital Management, L.P. (collectively, the “C&O Investors”) to effect a series of integrated transactions (collectively the “Transaction”) designed to increase the attractiveness of the Company to investors, including by simplifying the Company’s capital structure by converting all outstanding Series A Preferred Stock into a single class of Common Stock, subject to certain conditions.
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
Under the terms of the Agreements, the Company agreed to repurchase a total of $570 million (“Base Repurchase Price”) of shares of Series A Preferred Stock from the C&O Investors at a cash price of $8.10 per share which was subsequently adjusted to equal the volume-weighted average price of the Common Stock for the fifteen trading days following the announcement of the transactions (the “15 Days VWAP”), subject to a minimum price of $7.875 per share and a maximum price of $8.50 per share. The 15 Days VWAP was subsequently established at a value of $8.177 per share.
As part of the Transaction, all holders of Series A Preferred Stock, including the C&O Investors, received approximately 0.104379 shares of Common Stock, being an amount equal to $0.853509 per share of Series A Preferred Stock, valued at the 15 Days VWAP, representing accumulated and unpaid preference dividends on each share of Series A Preferred Stock through June 30, 2023 (the “Accumulated Dividends”), as well as $0.144375 per share of Series A Preferred Stock, representing the preference dividends that would have accrued on the Series A Preferred Stock through September 30, 2023 (the “Additional Amounts”).
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
•The remaining 175,337,712 shares of Series A Preferred Stock outstanding following such repurchase were converted into 175,337,712 shares of Common Stock (in accordance with the customary procedures of the Company’s transfer agent, for shares held in registered form, and of the Depository Trust Company, for shares held in street name). Following the completion of the 2023 Conversion, trading of the Series A Preferred Stock on Nasdaq was suspended;
•As part of the 2023 Conversion, the Company also paid $25 million ($0.144375 for each converted share) to the holders of Series A Preferred Stock in consideration of the Additional Amounts on the shares of Series A Preferred Stock that were converted; and
•Issued 25,577,517 shares of Common Stock to all holders of Series A Preferred Stock (equal to $0.853509 per share, valued at the 15 Days VWAP, adjusted to avoid the issuance of fractional shares of Common Stock), in consideration of the Accumulated Dividends of an aggregate amount of $209 million. Cash payments for fractional shares were immaterial.
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

The initial fair value of the Agreements represented a forward purchase liability of $4 million. A loss of $13 million was recognized in Non-operating expense in the Consolidated Interim Statement of Operations to reflect the subsequent remeasurement of fair value of the Agreements due to changes in the market price of the Company’s Common Stock. The difference between the fair value of consideration transferred under the Agreements and the carrying value of the repurchased Series A Preferred Stock, amounting to $201 million, was recorded to Retained Deficit as a deemed dividend on the repurchase of shares of Series A Preferred Stock from the C&O Investors as part of the Transaction. A liability for excise tax, amounting to $6 million, was also recorded to Retained Deficit as a deemed dividend.
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
On April 12, 2023, the Company also announced an increase in its share repurchase authorization to $250 million. Under the share repurchase program, the Company may repurchase shares of Common Stock in open market transactions, privately negotiated purchases and other transactions from time to time.
The following table summarizes the effects of the Transaction on the Consolidated Interim Balance Sheet as of September 30, 2023 and the Consolidated Interim Statement of Operations and Consolidated Interim Statement of Cash Flows for the nine months ended September 30, 2023:

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
The Company has also incurred $9 million of Transaction-related costs for the nine months ended September 30, 2023, primarily for legal and advisory services that are included in Selling, general and administrative expenses in the Consolidated Interim Statement of Operations.

Note 16. Financial Instruments and Fair Value Measures
Our credit, market and foreign currency risk management policies are described in Note 19, Financial Instruments and Fair Value Measures, to the Consolidated Financial Statements for the year ended December 31, 2022 included in our 2022 Form 10-K. As of September 30, 2023 and December 31, 2022, we had contracts with aggregate gross notional amounts of $2,884 million and $2,621 million, respectively, to hedge interest rates and foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar and Korean Won.

Fair Value of Financial Instruments
The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

			Fair Value
	Notional Amounts		Assets			Liabilities
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022		September 30, 2023	December 31, 2022
Designated instruments:
Designated forward currency exchange contracts	$449	$565	$15	$22	(a)	$6	$6	(c)
Designated cross-currency swaps	1,015	715	71	74	(b)	—	—
Designated interest-rate swaps	200	—	1	—	(b)	—	—
Total designated instruments	1,664	1,280	87	96		6	6
Undesignated instruments:
Undesignated interest rate swaps	879	1,024	65	76	(b)	—	—
Undesignated forward currency exchange contracts	341	317	3	4	(a)	2	2	(c)
Total undesignated instruments	1,220	1,341	68	80		2	2
Total designated and undesignated instruments	$2,884	$2,621	$155	$176		$8	$8
(a) Recorded within Other current assets
(b) Recorded within Other assets
(c) Recorded within Accrued liabilities
As of September 30, 2023, the Company had outstanding interest rate swaps with aggregate notional amounts of €830 million ($879 million based on September 30, 2023 foreign exchange rates) and $200 million, with maturities of April 2024, July 2024, October 2024, April 2025, April 2026, April 2027 and April 2028. The Company uses interest rate swaps specifically to mitigate variable interest risk exposure on its long-term debt portfolio. The $200 million interest rate swaps have been designated as cash flow hedges. The designated interest rate swaps' fair value were net assets of $1 million as of September 30, 2023.
The Company executed cross-currency swaps which have been designated as net investment hedges of its Euro-denominated operations and cash flow hedges to hedge the foreign currency exposure from foreign currency-denominated debt. In May 2023, the Company re-couponed the cross-currency swap contracts which have been designated as net investment hedges and received a cash settlement of $9 million. As of September 30, 2023, an aggregate notional amount of €615 million was designated as net investment hedges of the Company’s investment in Euro-denominated operations and €280 million was designated as cash flow hedges. The cross-currency swaps’ fair values were net assets of $71 million as of September 30, 2023. Our Consolidated Interim Statements of Comprehensive Income include Changes in fair value of net investment hedges and cash flow hedges, net of tax, of $20 million and $18 million, during the three and nine months ended September 30, 2023, respectively, related to these designated cross-currency swaps. No ineffectiveness has been recorded on the designated cross-currency hedges.
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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities	$1,629	$1,671	$1,156	$1,151
The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered Level 2.

Note 17. Accumulated Other Comprehensive Income
The changes in Accumulated Other Comprehensive Income by component are set forth below:

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Net Investment Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income
	(Dollars in millions)
Balance at December 31, 2022	$(44)	$13	$85	$(18)	$36
Other comprehensive income before reclassifications	8	17	18	—	43
Amounts reclassified from accumulated other comprehensive income	—	(20)	—	—	(20)
Net current period other comprehensive income	8	(3)	18	—	23
Balance at September 30, 2023	$(36)	$10	$103	$(18)	$59

	Foreign Exchange Translation Adjustment	Changes in Fair Value of Effective Cash Flow Hedges	Changes in Fair Value of Net Investment Hedges	Pension Adjustments	Total Accumulated Other Comprehensive Income
	(Dollars in millions)
Balance at December 31, 2021	$(43)	$7	$41	$(9)	$(4)
Other comprehensive income before reclassifications	13	43	87	—	143
Amounts reclassified from accumulated other comprehensive income	—	(17)	—	—	(17)
Net current period other comprehensive income	13	26	87	—	126
Balance at September 30, 2022	$(30)	$33	$128	$(9)	$122

Note 18. Earnings Per Share
For the three months ended September 30, 2023, basic earnings per share ("EPS") is computed using the weighted-average number of common shares outstanding during the period.
For the nine months ended September 30, 2023 as well as the three and nine months ended September 30, 2022, basic earnings per share is calculated using the two-class method as our Series A Preferred Stock, which was converted into Common Stock pursuant to the Transaction, was considered a participating security. The two-class method requires an allocation of earnings to all securities that participate in dividends with common shares, such as our Series A Preferred Stock, to the extent that each security may share in the entity’s earnings. Basic earnings per share are then calculated by dividing undistributed earnings allocated to common stock by the weighted average number of common shares outstanding for the period. The Series A Preferred Stock was not included in the computation of basic earnings per share in periods in which we have a net loss, as the Series A Preferred Stock was not contractually obligated to share in our net losses.
Diluted earnings per share for the three months ended September 30, 2023 is calculated based on the weighted-average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method. Diluted earnings per share for the nine months ended September 30, 2023 as well as the three and nine months ended September 30, 2022 is calculated using the more dilutive of the two-class or if-converted methods. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities.
The details of the EPS calculations for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions except per share)
Basic earnings per share:
Net income	$57	$105	$209	$278
Less: preferred stock dividend	—	(40)	(80)	(117)
Less: preferred stock deemed dividends	—	—	(232)	—
Net (loss) income available for distribution	57	65	(103)	161
Less: earnings allocated to participating securities	—	(51)	—	(127)
Net (loss) income available to common shareholders	$57	$14	$(103)	$34
Weighted average common shares outstanding - Basic	250,888,716	64,820,887	141,745,701	64,834,298
EPS – Basic	$0.23	$0.21	$(0.73)	$0.52

Diluted earnings per share:
Method used:		Two-class	Two-class	Two-class
Weighted average common shares outstanding - Basic	250,888,716	64,820,887	141,745,701	64,834,298
Dilutive effect of unvested RSUs and other contingently issuable shares	1,493,003	429,400	—	283,723
Weighted average common shares outstanding – Diluted	252,381,719	65,250,287	141,745,701	65,118,021
EPS – Diluted	$0.23	$0.21	$(0.73)	$0.52
For the periods where a net loss attributable to common shareholders is present, dilutive securities have been excluded from the calculation of diluted net loss per share attributable to common stockholders as including them would have been anti-dilutive. For the nine months ended September 30, 2023, the weighted-average number of unvested RSUs and other contingently issuable shares excluded from the computations was 1,349,442 shares.

Note 19. Related Party Transactions
We lease certain facilities and receive property maintenance services from Honeywell International Inc. (“Honeywell”), which is a holder of our Common Stock and was also a holder of our Series A Preferred Stock prior to the 2023 Conversion as discussed below and in Note 15, Series A Preferred Stock. We also contract with Honeywell for the occasional purchase of certain goods and services. Lease and service agreements were made at commercial terms prevalent in the market at the time they were executed. Honeywell is not considered a related party subsequent to the 2023 Conversion.
Our payments under the agreements with Honeywell during the period that Honeywell was considered a related party are as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Payments under agreements with Honeywell	$—	$2	$2	$6
Our payments under the agreements with Honeywell are included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Interim Statements of Operations. Related to the agreements with Honeywell, our Consolidated Balance Sheet at December 31, 2022 includes liabilities of $10 million. Liability balances are primarily related to lease contracts of $7 million as of December 31, 2022.
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
The Gabelli Entities were authorized and, on July 22, 2021, filed a second amended complaint to add claims against Garrett Motion Inc. On August 11, 2021, Garrett Motion Inc., Olivier Rabiller, Alessandro Gili, Peter Bracke, Sean Deason, Russell James, Carlos Cardoso, Maura Clark, Courtney Enghauser, Susan Main, Carsten Reinhardt, and Scott Tozier filed a motion to dismiss with respect to claims asserted against them. On the same day, Su Ping Lu, who is represented separately, filed a motion to dismiss with respect to the claims asserted against her. Lead plaintiffs’ opposition to the motions to dismiss was filed on October 26, 2021, and the defendant's reply briefs were filed on or before December 8, 2021. On March 31, 2022, the judge dismissed the complaints entirely - Su Ping Lu's motion to dismiss was granted with prejudice while the court granted the plaintiffs 30 days to file a third amended complaint against the Company and the other defendants.
On May 2, 2022, the plaintiffs filed a Third Amended Complaint (“TAC”) against all of the foregoing Defendants apart from Alessandro Gili and Su Ping Lu. On June 24, 2022, defendants moved to dismiss the TAC in its entirety, with prejudice. Plaintiffs filed their opposition on August 16, 2022, and defendants filed their reply brief on September 23, 2022. On September 22, 2022, the action was reassigned from Judge John P. Cronan to Judge Jennifer L. Rochon, who was recently appointed. On March 31, 2023, the action was dismissed with prejudice. The plaintiffs filed an appeal and the defendants' opposition is due on October 31, 2023.
Brazilian Tax Matter
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits (“Befiex Credits”) between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of September 30, 2023 was $37 million including penalties and interest. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Warranty and product performance guarantees at beginning of period	$27	$30	$28	$32
Accruals for warranties/guarantees issued during the year	2	3	8	10
Settlement of warranty/guarantee claims	(2)	(2)	(9)	(10)
Foreign currency translation	(1)	(2)	(1)	(3)
Warranty and product performance guarantees at end of period	$26	$29	$26	$29
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
Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2023. We expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2023, of which $6 million has been contributed as of September 30, 2023.

Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plans		Non-U.S. Plan		U.S. Plans		Non-U.S. Plan
	2023	2022	2023	2022	2023	2022	2023	2022
	(Dollars in millions)
Service cost	$—	$—	$1	$2	$—	$1	$4	$5
Interest cost	2	1	1	—	6	4	4	1
Expected return on plan assets	(2)	(2)	(2)	(2)	(6)	(6)	(6)	(5)
Amortization of prior service (credit)	—	—	—	—	—	—	(1)	—
	$—	$(1)	$—	$—	$—	$(1)	$1	$1
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
The following MD&A is intended to help you understand the results of operations and financial condition of Garrett Motion Inc., for the three and nine months ended September 30, 2023.
Executive Summary
For the three months ended September 30, 2023, net sales were $960 million, an increase compared to prior year of $15 million or 2%, including a favorable impact of $21 million or 3% from foreign currency translation. The increase was driven by ramp up of new products in small gasoline engine applications, offset by unfavorable product mix dynamics from demand softness for diesel and commercial vehicle applications due to global macro economic conditions.
Light vehicle product sales (which were comprised of diesel and gasoline products, including products for passenger cars, SUVs, light trucks, and other products) accounted for approximately 70% of our revenues. Commercial vehicle product sales (products for on- and off- highway trucks, construction, agriculture and power-generation machines) accounted for 16% of our revenues, while aftermarket and other products contributed 14% of our revenues. Approximately 45% of our revenues came from sales to customers located in Europe, 32% from sales to customers located in Asia, 21% from sales to customers in North America, and 2% from sales to customers in other international markets.
For the three months ended September 30, 2023, we repurchased $161 million of Common Stock in connection with our share repurchase program. As of September 30, 2023, we had $72 million of the authorized repurchase value remaining under our share repurchase program.
On July 31, 2023, we made an early debt repayment in the amount of $200 million on our 2023 Dollar Term Facility.
Disaggregated Revenue
The following tables show our revenues by geographic region and product line for the three and nine months ended September 30, 2023 and 2022, respectively.
By Region

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	(Dollars in millions)
United States	$203	21%	$189	20%	$566	19%	$515	19%
Europe	436	45%	428	45%	1,427	49%	1,319	49%
Asia	305	32%	308	33%	896	30%	817	30%
Other	16	2%	20	2%	52	2%	54	2%
Total	$960		$945		$2,941		$2,705

By Product Line

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	(Dollars in millions)
Diesel	$229	24%	$238	25%	$751	26%	$729	27%
Gas	441	46%	401	43%	1,299	44%	1,109	41%
Commercial Vehicle	156	16%	178	19%	507	17%	498	18%
Aftermarket	118	12%	115	12%	342	12%	328	12%
Other	16	2%	13	1%	42	1%	41	2%
Total	$960		$945		$2,941		$2,705

Results of Operations for the Three and Nine Months Ended September 30, 2023
Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net sales	$960	$945	$2,941	$2,705
% change compared with prior period	1.6%		8.7%
For the three months ended September 30, 2023, net sales increased compared to prior year by $15 million or 2%, including a favorable impact of $21 million or 3% due to foreign currency translation driven by higher Euro-to-US dollar exchange rates and partially offset by lower Chinese yuan-to-US dollar exchange rates. The increase was driven by ramp up of new products in small gasoline engine applications, offset by unfavorable product mix from demand softness for diesel and commercial vehicle applications due to global macro economic conditions.
Gasoline product sales increased by $40 million or 10% (including a favorable impact of $3 million or 1% due to foreign currency translation), primarily due to strong performance in Asia and North America related to product ramp-ups.
Diesel product sales decreased by $9 million or 4% (including a favorable impact of $12 million or 5% due to foreign currency translation), primarily driven by demand softness in India and China, due to program phase out and the negative impact of macro economic dynamics, respectively.
Commercial vehicle sales decreased by $22 million or 13% (including a favorable impact of $2 million or 1% due to foreign currency translation), primarily driven by demand softness influenced by the global economic environment combined with inventory build-up by some customers during prior quarters.
Aftermarket sales improved by $3 million or 3% (including a favorable impact of $3 million or 3% due to foreign currency translation), primarily due to favorable aftermarket conditions and demand for replacement parts in Europe and Asia Pacific, offset by softer sales in North America and Brazil.

For the nine months ended September 30, 2023, net sales increased compared to prior year by $236 million or 9%, including an unfavorable impact of $32 million or 1% due to foreign currency translation driven by lower Chinese yuan-to-US dollar and lower Euro-to-US dollar exchange rates. This increase was driven by higher volumes as markets recovered from the semiconductor shortages experienced in the prior year coupled with strong demand for new product launches and ramp ups, and inflation recoveries net of pricing across all product lines.
Gasoline product sales increased by $190 million or 17% (including an unfavorable impact of $25 million or 2% due to foreign currency translation), primarily driven by the industry recovery from prior year’s global semiconductor shortages and COVID-related lockdown measures in China combined with new product launches and ramp ups across all regions.
Diesel product sales increased by $22 million or 3% (including a favorable impact of $1 million or 0% due to foreign currency translation), driven by performance in Europe where diesel is essential to meet fleet CO2 regulations targets coupled with light commercial vehicle sales on incumbent platforms.
Commercial vehicle sales increased by $9 million or 2% (including an unfavorable impact of $8 million or 1% due to foreign currency translation), primarily driven by performance in North America and Europe on new product launches and combined with favorable global product mix dynamics.
Aftermarket sales improved by $14 million or 4%, primarily on strong demand in Europe and Asia Pacific related to favorable aftermarket conditions including the continued high demand for replacement parts. Recovery in China from the end of the Chinese government's zero COVID-19 policy as well as new product introductions and favorable pricing impact also contributed to the growth.
Cost of Goods Sold and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Cost of goods sold	$784	$767	$2,374	$2,183
% change compared with prior period	2.2%		8.7%
Gross profit percentage	18.3%	18.8%	19.3%	19.3%

	Cost of Goods Sold		Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the three months ended September 30, 2022	$767		$178
Increase/(decrease) due to:
Volume	12		5
Product mix	5		(23)
Price, net of inflation pass-through	—		(5)
Productivity, net	(12)		12
Research & development	2		(2)
Foreign exchange rate impacts	10		11
Cost of Goods Sold / Gross Profit for the three months ended September 30, 2023	$784	784	$176

For the three months ended September 30, 2023, cost of goods sold increased by $17 million, primarily driven by higher sales volumes and an unfavorable product mix which contributed to increases of $12 million and $5 million, respectively. Cost of goods sold further increased by $2 million related to Research and development ("R&D") costs reflecting the continued commitment to investment in new technologies and $10 million from foreign currency impacts from transactional, translational and hedging effects. Our continued focus on productivity, net of labor inflation and repositioning costs, contributed to a decrease in cost of goods sold of $12 million.
Gross profit decreased by $2 million, mainly driven by $23 million of unfavorable product mix from the decline of high margin products, $5 million of pricing net of inflation recovery from customer pass-through agreements, and $2 million of higher R&D costs as discussed above. These decreases were partially offset by $12 million of higher productivity net of labor inflation and repositioning costs, coupled with higher sales volumes of $5 million. Furthermore, foreign currency impacts from transactional, translational and hedging effects also contributed to increases in gross profit of $11 million.

	Cost of Goods Sold		Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the nine months ended September 30, 2022	$2,183		$522
Increase/(decrease) due to:
Volume	162		69
Product mix	40		(46)
Inflation pass-through, net of price	—		46
Commodity, transportation & energy inflation	42		(42)
Productivity, net	(29)		27
Research & development	12		(12)
Foreign exchange rate impacts	(36)		3
Cost of Goods Sold / Gross Profit for the nine months ended September 30, 2023	$2,374	2374	$567
For the nine months ended September 30, 2023, cost of goods sold increased by $191 million, primarily driven by our higher sales volumes and unfavorable product mix which contributed to increases of $162 million and $40 million, respectively. Cost of goods sold further increased $42 million from inflation of commodities, energy and transportation and $12 million from increased R&D costs which reflects the continued investment in new technologies and headcount year-over-year. Our focus on productivity, net of labor inflation, one-time expenses and higher repositioning costs, contributed to a decrease in cost of goods sold of $29 million. Foreign currency impacts from transactional, translational and hedging effects reduced cost of goods sold by $36 million.
Gross profit increased by $45 million, mainly driven by the higher sales volumes of $69 million and $46 million of inflation recovery from customer pass-through agreements net of pricing reductions. Furthermore, gross profit increased $27 million from higher productivity net of labor inflation, one-time expenses and higher repositioning costs as discussed above, and $3 million from foreign currency impacts from transactional, translational and hedging effects. These increases were partially offset by $42 million inflation on commodities, energy costs and transportation, as discussed above, $46 million of unfavorable product mix and a $12 million increase in R&D costs.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Selling, general and administrative expense	$59	$57	$178	$164
% of sales	6.1%	6.0%	6.1%	6.1%
Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2023 increased by $2 million compared with the prior year primarily driven by a $2 million increase in legal and advisory fees following the completion of our Transaction and $1 million of labor inflation impact.

SG&A expenses for the nine months ended September 30, 2023 increased by $14 million compared with the prior year, primarily driven by $9 million of legal and advisory fees related to our Transaction, $4 million of labor inflation impact, and $3 million of higher incentive compensation expense.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Interest expense	$50	$18	$108	$61
For the three months ended September 30, 2023, interest expense increased by $32 million compared to the prior year due to $25 million of higher interest expense driven by the new 2023 Dollar Term Facility and increased interest rates, and $10 million of debt issuance cost amortization primarily due to the $200 million early repayment on our 2023 Dollar Term Facility, partially offset by $3 million from unrealized marked-to-market gains on our interest rate swaps.
For the nine months ended September 30, 2023, interest expense increased by $47 million compared to prior year due to $55 million of higher interest expense driven by the new 2023 Dollar Term Facility and increased interest rates, and $11 million of debt issuance cost amortization mainly due to the $200 million early repayment on our 2023 Dollar Term Facility. These increases in interest expense were partially offset by $10 million of interest accretion in the prior year on our Series B Preferred Stock that was fully redeemed in June 2022 and $7 million decrease in unrealized marked-to-market losses on our interest rate swaps.
Non-operating income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Non-operating income	$(4)	$(29)	$(1)	$(73)
For the three months ended September 30, 2023, non-operating income amounted to $4 million versus $29 million in the prior year, due to a decrease of $23 million of interest income recognized in the prior year from unrealized marked-to-market gains on our interest rate swaps.
For the nine months ended September 30, 2023, non-operating income amounted to $1 million, versus $73 million in the prior year period, driven by a decrease of $56 million of interest income net of unrealized marked-to-market losses on our interest rate swaps, a $13 million loss on the remeasurement of the Series A Preferred Stock Agreement related to our capital structure transformation during the three months ended June 30, 2023, and $4 million of lower benefits from non-service components of pension cost compared to the prior year period.
Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Tax expense	$13	$26	$70	$83
Effective tax rate	18.6%	19.8%	25.1%	23.0%

The effective tax rate for the three months ended September 30, 2023 is lower than the effective rate for the three month ended September 30, 2022 primarily related to an increase in global R&D benefits, lower taxes on non-U.S. earnings partially offset by nondeductible expenses and prior year non-recurring decrease in withholding taxes on undistributed earnings.

The effective tax rate for the nine months ended September 30, 2023 is higher than the effective rate for the nine months ended September 30, 2022 primarily related to prior year non-recurring decrease in withholding taxes on undistributed earnings and nondeductible expenses in the prior year partially offset by increase in global research and development benefit and lower taxes on non-U.S. earnings.

In December 2022, the European Union reached an agreement to adopt the Minimum Tax Directive under Pillar Two. The agreement affirms that all Member States must transpose the Directive by December 31, 2023. The rules will therefore first be applicable for fiscal years starting on or after December 31, 2023. We will continue to monitor the implementation of Pillar Two in the countries in which we operate, as it is possible that such changes could materially impact our effective tax rate, corporate tax liabilities and cash tax liabilities.

The effective tax rate can vary from quarter to quarter due to changes in the Company’s global mix of earnings, the resolution of income tax audits, changes in tax laws, deductions related to employee share-based payments, internal restructurings, and pension mark-to-market adjustments.
Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net income	$57	$105	$209	$278
Net income margin	5.9%	11.1%	7.1%	10.3%
Net income for the three months ended September 30, 2023 decreased by $48 million compared with the prior year, primarily due to $32 million of higher interest expense as discussed above and $25 million of lower non-operating income, partially offset by $13 million of lower tax expense.
Net income for the nine months ended September 30, 2023 decreased by $69 million compared with the prior year, primarily due to $72 million of lower non-operating income as discussed above, $47 million of higher interest expense and $14 million higher SG&A expenses, partially offset by a $45 million increase in gross profit, $13 million lower tax expense and a $5 million loss on extinguishment of debt recorded in the prior year.
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

EBITDA and Adjusted EBITDA (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in millions)
Net income (GAAP)	$57	$105	$209	$278
Interest expense, net of interest income	47	(9)	98	(5)
Tax expense	13	26	70	83
Depreciation	23	21	66	64
EBITDA (Non-GAAP)	140	143	443	420
Reorganization items, net (2)	—	—	—	2
Stock compensation expense (3)	4	3	12	8
Repositioning costs (4)	6	1	14	4
Loss on extinguishment of debt	—	—	—	5
Discounting costs on factoring	1	1	3	2
Other non-operating income (5)	(1)	(2)	(4)	(11)
Capital structure transformation expenses (6)	2	—	22	—
Adjusted EBITDA (Non-GAAP)	$152	$146	$490	$430
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
(6)Includes the loss on remeasurement of the Agreements as well as third-party legal and advisory fees that are directly attributable to the Transaction.

Adjusted EBITDA for the Three Months Ended September 30, 2023

For the three months ended September 30, 2023, net income decreased by $48 million versus the prior year as discussed above within the Results of Operations for Three and Nine Months Ended September 30, 2023 section.
Adjusted EBITDA increased by $6 million compared to the prior year, mainly due to increased volume and productivity, and favorable foreign exchange impacts. These increases in Adjusted EBITDA were partially offset by unfavorable product mix and pricing net of inflation pass-through.
During the three months ended September 30, 2023, we saw product ramp-ups of new small engine applications in gasoline, offset by demand softening in diesel and commercial vehicle applications influenced by global macro economic dynamics which resulted in an unfavorable product mix.
The increased productivity combined with fixed cost savings was partially offset by year-over-year labor inflation.
R&D expenses increased $2 million which reflects continued investments in new technologies, increased hiring to accelerate growth in the new technologies and year-over-year labor inflation.

Gains in foreign currency from translational, transactional and hedging effects in the three months ended September 30, 2023, primarily driven by a higher Euro-to-US dollar exchange rate versus the prior-year period, also accounted for an $8 million increase in Adjusted EBITDA.
Adjusted EBITDA for the Nine Months Ended September 30, 2023

For the nine months ended September 30, 2023, net income decreased by $69 million versus the prior year as discussed above within the Results of Operations for the Three and Nine Months Ended September 30, 2023 section.
Adjusted EBITDA increased by $60 million compared to the prior year, mainly driven by increased volume and productivity, inflation pass-through net of pricing, and favorable foreign exchange impacts. These increases in Adjusted EBITDA were partially offset by inflation on commodities, energy and transportation and unfavorable product mix.
During the nine months ended September 30, 2023, we saw customer demand increases across all product lines, in a less disruptive supply chain environment, as the industry recovered from the semiconductor shortages experienced in the prior year. Favorable impact from new product launches in gasoline, volume ramp-ups in commercial vehicles, and favorable aftermarket conditions including high demand for replacement parts, also contributed to Adjusted EBITDA during the period.
We maintained our focus on productivity in the current year as rising commodity prices led to higher raw material costs, particularly for nickel, aluminum and steel alloys. We recovered a majority of the increases from our customer pass-through agreements, especially for nickel, and continue to negotiate with our customers for further pass-through while actively managing our supply base and cost recovery mechanisms to minimize the impact of materials cost inflation. The increased productivity was partially offset by year-over-year labor inflation and increases in our SG&A expenses from higher incentive compensation expense.
R&D expenses increased $12 million reflecting continued investment in new technologies, including hiring, and year-over-year labor inflation.
Gains in foreign currency from translational, transactional and hedging effects in the nine months ended September 30, 2023, primarily driven by lower Euro-to-US dollar exchange rates, also accounted for a $6 million increase in Adjusted EBITDA.

Liquidity and Capital Resources
We employ several means to manage our liquidity, and our sources of financing include cash flows from operations, cash and cash equivalents, our Term Loan Facilities, and Revolving Facility.

	September 30, 2023	December 31, 2022
	(Dollars in millions)
Cash and cash equivalents	$162	$246
Restricted cash	1	2
Revolving Facility - available borrowing capacity	570	475
Revolving Facility - borrowings or letters of credit outstanding	—	—
Term Loan Facilities - principal outstanding	1,677	1,186
Bilateral letter of credit facility - available capacity	3	1
Bilateral letter of credit facility - utilized capacity	12	14
On April 27, 2023, the Company entered into the Third Amendment to the Credit Agreement, which provided for additional financing of $700 million through the 2023 Dollar Term Facility and an increase of $95 million in maximum borrowings available under the Revolving Facility. The proceeds from the 2023 Dollar Term Facility were primarily used to finance the repurchase of shares of Series A Preferred Stock from the C&O Investors as part of the Transaction, and pay fees and expenses incurred in connection with the Third Amendment. The 2023 Dollar Term Facility matures on April 30, 2028. Prior to maturity, the 2023 Dollar Term Facility will be repaid quarterly in an amount equal to, during the first two years occurring after the Closing Date, 7.50% per annum of the aggregate principal amount, and thereafter, 10.00% per annum. During the nine months ended September 30, 2023, we repaid $200 million on our 2023 Dollar Term Facility and $5 million on our 2021 Dollar Term Facility.
As previously disclosed, the Company entered into the Agreements with the C&O Investors to repurchase certain shares and convert all remaining Series A Preferred Stock. As part of the Transaction, all holders of Series A Preferred Stock, including the C&O Investors, received an amount equal to the Accumulated Dividends and Additional Amounts outstanding at repurchase or conversion date (each as defined in Note 15, Series A Preferred Stock of the Notes to the

Consolidated Interim Financial Statements). As of September 30, 2023, all Series A Preferred Stock had either been repurchased or converted and there are no accumulated unpaid dividends on the Series A Preferred Stock. Refer to Note 15, Series A Preferred Stock of the Notes to the Consolidated Interim Financial Statements for further details regarding the Transaction.
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
Share Repurchase Program
On November 16, 2021, the Board of Directors authorized a $100 million share repurchase program for one year, providing for the purchase of shares of Series A Preferred Stock and Common Stock. On November 2, 2022, the Board of Directors authorized the extension of the share repurchase program to November 15, 2023. On April 12, 2023, the Board of Directors further authorized an increase in the size of the share repurchase program to an aggregate amount of $250 million available as of that date.
As of September 30, 2023, the Company had repurchased $178 million of Common Stock, with $72 million remaining under the share repurchase program. For more information, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Cash Flow Summary for the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2023	2022
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$330	$238
Investing activities	(48)	(78)
Financing activities	(366)	(436)
Effect of exchange rate changes on cash and restricted cash	(1)	(27)
Net decrease in cash, cash equivalents and restricted cash	$(85)	$(303)
Cash provided by operating activities increased by $92 million for the nine months ended September 30, 2023 versus the prior year. The increase was primarily driven by an increase of $49 million in net income, excluding the effects of non-cash items. Favorable impacts from working capital and other assets and liabilities of $17 million and $26 million, respectively, also contributed to the increase in cash provided by operating activities.
Cash used for investing activities decreased by $30 million for the nine months ended September 30, 2023 versus the prior year due to $21 million of decreased expenditures for property, plant and equipment and $9 million of cash settlement received on the re-couponing of our cross currency swap contracts which have been designated as net investment hedges of our Euro-denominated operations.
Cash used for financing activities decreased by $70 million for the nine months ended September 30, 2023 compared with the prior year. Cash flows for financing activities during the nine months ended September 30, 2023 included $667 million from the 2023 Dollar Term Facility net of debt financing costs. We paid an aggregate amount of $605 million to holders of the Series A Preferred Stock related to the Transaction, including the conversion of the Series A Preferred Stock as discussed above and in Note 15, Series A Preferred Stock of the Notes to the Consolidated Interim Financial Statements. We also made payments of $178 million for the repurchase of Common Stock under our share repurchase program and debt repayments of $205 million including a $200 million early debt repayment of our 2023 Dollar Term Facility and quarterly payments for our 2021 Dollar Term Facility. In comparison, cash used for financing activities for the nine months ended September 30, 2022 was primarily related to the Company's payment of $381 million for the final early redemption of our Series B Preferred Stock (exclusive of $28 million attributable to interest and included in cash from operating activities).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2023, the net fair value of all financial instruments with exposure to currency risk was a $77 million asset. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be $141 million and $(150) million, respectively, at September 30, 2023 exchange rates. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes our share repurchase activity for the three months ended September 30, 2023 and additional information regarding our share repurchase program:

Period	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2023 - July 31, 2023	9,001,214	$7.44	—	$—	9,001,214	$166,403,263
August 1, 2023 - August 31, 2023	12,000,000	7.70	—	—	12,000,000	74,003,263
September 1, 2023 - September 30, 2023	235,695	7.70	—	—	235,695	72,189,441
Total	21,236,909	$7.59	—	$—	21,236,909	$72,189,441
Other than the repurchases reflected in the table above, there were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended September 30, 2023.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information
Trading Agreements
During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation of Garrett Motion Inc., dated April 30, 2021	8-K	001-38636	3.1	04/30/2021
3.2	Amended and Restated Certificate of Designations of Series A Cumulative Convertible Preferred Stock of Garrett Motion Inc.	DEF14C	001-38636	Appendix B-1	05/15/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: October 24, 2023	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: October 24, 2023	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer