Form 10-K
period 2023-12-31
Garrett Motion Inc.
filed 2024-02-15
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $914 million based on the closing price of its shares of Common Stock, par value $0.001 per share, on the Nasdaq Global Select Market on June 30, 2023, the last business day of the registrant’s second fiscal quarter.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of February 9, 2024, the registrant had 238,256,506 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this "Annual Report") contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Act"). All statements other than statements of historical fact contained in this Annual Report, including without limitation statements regarding our future results of operations and financial position, expectations regarding the growth of the turbocharger and electric vehicle markets and other industry trends, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, anticipated investments in our business, our business strategy, pending litigation, anticipated interest expense, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described in Part I, Item 1A. “Risk Factors,” of this Annual Report and in our other filings with the Securities and Exchange Commission (the "SEC").
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

PART I
Item 1. Business
Our Company

Garrett is a cutting-edge technology leader delivering differentiated solutions for emission reduction and energy efficiency. We design, manufacture and sell highly engineered turbocharging, air and fluid compression, and high-speed electric motor technologies for original equipment manufacturers ("OEMs") and distributors within the mobility and industrial space.

We have significant expertise in delivering products at scale for internal combustion engines ("ICE") using gasoline, diesel, natural gas and hydrogen, as well as for zero emission technologies using hydrogen fuel cell systems, both for mobility and industrial use. As our customers continue to progress on electrification, we are applying our technological pillars to develop highly engineered E-Powertrain and E-Cooling compressor products to support their ambition. These products are key enablers for fuel economy, energy efficiency, thermal management, and compliance with emissions standards and overall greenhouse gas and other emission reduction targets.

Our growth strategy in zero emission technologies is to focus on solving OEMs' pain points with existing technologies and bring differentiated technologies for traction (E-Powertrain) and thermal management (E-Cooling compressor), leveraging a unique set of technology pillars that are hard to replicate by competitors like high-speed motors and power electronics, controls software, oil-less bearings and system integration. These technology pillars have been developed by Garrett over the past decade and require significant and sustained research and development ("R&D") investments, resulting in the successful launch of E-Boosting and fuel cell compressor applications. They bring unique features to our offerings in terms of energy efficiency, lower weight and packaging requirements that are highly valued by our customers.
Our Industry
Overview
We provide cutting-edge technology for the mobility and industrial space, including light vehicles, commercial vehicles and industrial applications. Our products include mechanical and electrical products for turbocharging and boosting internal combustion engines, as well as compressing air for fuel cell compressors, and compressing refrigerant for electric cooling compressors.
As of 2023, our primary source of sales is associated with the global turbocharger industry for gasoline, diesel and natural gas engines across light vehicle, commercial vehicle and industrial applications. Sales also come from E-Boosting solutions and hydrogen fuel cell compression solutions, already manufactured at scale.
At the same time, we have developed unique technological competencies, which we aim to continue leveraging to solve our customers’ energy related challenges in the electrification evolution related to hybrids and electric powertrains. We are developing solutions and increasing our research and development (“R&D”) spend, focusing more than 50% of total R&D expenditure in 2024 on technologies for electrification including zero emission technologies, fuel cell compressors for a broad range of cell stack power (40kW to 250kW) and high value electric vehicle components including E-Powertrain and E-Cooling Compressor technologies.
Key trends affecting our industry
Current global economic conditions due to geopolitical conflicts, high inflation in Europe and China's slow pace of recovery, all have adversely affected and may continue to adversely affect many industries including the automotive sector.
Growth in overall vehicle production
Light vehicle production increased 9% in 2023, compared to prior year. Commercial vehicle production remained steady in 2023 while the on-highway segment increased 12%, and the off-highway sector decreased by 7%. For 2024, S&P and KGP expect an overall drop of approximately 1% in the automotive (light vehicle and commercial vehicle) industry. Moreover, significant uncertainty remains on global economic growth, with some supply chain disruptions, geopolitical tensions, and China facing low inflation and job market deterioration. The shift from pure gasoline and diesel ICE to hybridized powertrains is expected to continue in response to increasingly strict fuel efficiency and regulatory standards. In parallel, the share of pure electric vehicles is expected to continue to increase, with short-term dynamics such as China's economic slow down, significant vehicle price gaps between gasoline and ICE-powered vehicles, and slower than planned charging infrastructure, limiting the pace of adoption.
Global vehicle fuel efficiency and emissions standards
OEMs are facing increasingly strict constraints for vehicle fuel efficiency and emissions standards globally. Regulatory authorities in key regions such as the United States, the European Union, China, Japan, and Korea have instituted regulations that require sustained and significant reductions in greenhouse gas (including CO2 and NOx) and particulate matter vehicle emissions. OEMs are required to evaluate and adopt various solutions to address these stricter standards. Turbochargers allow OEMs to reduce engine size without sacrificing vehicle performance, thereby increasing fuel efficiency and decreasing harmful emissions. Furthermore, turbochargers allow more precise “air control” over both engine intake and exhaust conditions such as gas pressures, flows and temperatures, enabling optimization of the combustion process. This combustion optimization is critical to engine efficiency, exhaust emissions, power and transient response and enables such concepts as exhaust gas recirculation for diesel engines and Miller-cycle operation for gasoline engines. Consequently, we believe turbocharging will continue to be a key technology for automakers to meet future tough fuel economy and emissions standards without sacrificing performance.
Turbocharger penetration
The utilization of turbochargers and electric-boosting technologies on vehicle powertrain systems is one of the most cost-effective solutions to address stricter standards, and OEMs are increasing their adoption of these technologies. Total turbocharger production increased globally from approximately 46 million units in 2022 to 50 million units in 2023 and is expected to decrease from 2024 onward based on current expectations of electric vehicle penetration, gradually decreasing to 2022 volume levels by 2026. S&P forecasts turbocharger penetration on ICE-based powertrains to grow in light vehicles from 52% in 2021 to approximately 57% in 2025 and to then come back to approximately 51% in 2030.
Medium-Term Powertrain Trends

Global light and commercial vehicle production
120
100
80
60
40
20
0
Million units
2021
2022
2023
2024 F
2025 F
2026 F
2027 F
2028 F
Years
Vehicles
Turbocharged
Hybrid
Electric

Note: Years 2021 - 2023 represent actual data and years 2024 - 2028 represent forecasted data.
Source: S&P, KGP

Electrification and hybrids
In order to address stricter fuel economy standards, OEMs also have been increasing the electrification of their vehicle offerings, primarily with the addition of hybrid powertrains equipped with a gasoline or diesel internal combustion engine in combination with an electric motor. S&P estimates that hybrid vehicles produced globally will grow from a total of approximately 17 million vehicles in 2023 to 27 million vehicles by 2027, representing a CAGR of 12%. The electrified powertrain of hybrid vehicles enables the usage of highly synergistic electric-boosting technologies which augment standard turbochargers with electrically assisted boosting and electrical-generation capability. Furthermore, the application of electric boosting extends the requirement for engineering collaboration with OEMs to include electrical integration, software controls, and advanced sensing. Overall, the move to electric boosting further increases the role and value of turbocharging by improving vehicle fuel economy and reducing exhaust emissions.
Battery electric and fuel cell technologies
OEMs are investing in full battery electric vehicles ("BEV"s) to comply with increasingly tight regulatory targets across regions. S&P and KGP expect that BEVs will compose 26% of total light and commercial vehicle production globally by 2026. Consumer adoption hinges on future "cost of range", tightly linked to the energy capacity of the battery, but also how well that energy is used. Energy efficiency increases (including how to best address thermal management challenges), battery price (and consequently vehicle price), weight reduction through increases in power density, and shorter recharging times are all critical problems to solve. As OEMs strive to solve these issues, they are increasing investment in hydrogen fuel cell powered electric vehicles for demanding applications requiring long range, especially in the commercial vehicle space. These vehicles, like battery electric vehicles, have fully electric motor powertrains, but they rely on the hydrogen fuel cell to generate the required electricity. The hydrogen fuel cell also requires advanced electric-boosting technology to run efficiently and optimize range and cost of ownership. We are investing to address selected opportunities, raised by the electrification trend, where our differentiated technology can bring benefits related to lighter, more compact and more energy efficient components for electric vehicles.
Our Products
We are a global leader in the $11 billion OEM turbocharger industry. We believe we will continue to benefit from global technology leadership in the turbocharger industry through our deep-seated relationships with all global OEMs. Continuous product innovation to bring innovative and differentiated technologies for electric vehicles (E-Powertrain and E-Cooling compressors), fuel cell compressors and solutions beyond automotive are the new challenges we are embracing and pursuing.
Internal combustion light vehicle products
•Gasoline: The global adoption of turbochargers by OEMs on gasoline engines has increased rapidly from approximately 14% in 2013 to approximately 48% in 2023 and is forecasted by S&P to increase to 51% by 2025. In addition to the volume growth, tightening of CO2 regulations is driving a technology shift, moving away from standard waste gate technology to variable geometry turbo ("VNT") which is a premium technology that offers us technological competitive advantages. In 2016, we launched our first high volume VNT gasoline application, and this technology is expected to experience increased adoption in years to come. According to a forecast by S&P, VNT represented 24% of global turbo gasoline production in 2023, reaching 36% by 2028. A key to our strategy for gasoline growth is thus to leverage our technological leadership in high-temperature materials and variable geometry, as well as our scale, global footprint and in-market capabilities to meet the volume of technological demands of global OEMs.
•Diesel: We have a long history of technology leadership in diesel engine turbochargers. Despite the diesel industry's weakness for some vehicle segments, the majority of our diesel turbocharger revenues come from heavier and bigger vehicles like SUVs, pickup trucks and light commercial vehicles (such as delivery vans), which remain a stable part of the diesel industry. Diesel maintains a unique advantage in terms of fuel consumption, cost of ownership, and towing capacity which makes it the powertrain of choice for heavier vehicle applications. Diesel also remains essential for OEMs to meet their CO2 fleet average regulatory target going forward, as diesel vehicles produce less CO2 on average than gasoline vehicles.
•Hybrid vehicles: We provide a comprehensive portfolio of turbocharger and electric-boosting technologies to manufacturers of hybrid-electric powertrains. OEMs have increased their adoption of hybrid technologies given regulatory standards. Similar to turbochargers for gasoline and diesel engines, turbochargers for hybrid vehicles are an essential component of maximizing fuel efficiency and overall engine performance. Our products provide

OEMs with solutions that further optimize engine performance and position us well as they add more hybrid-electric vehicles into their fleets.
Internal combustion commercial vehicles & industrial products
Our Company traces its roots to the 1950s when we helped develop a turbocharged commercial vehicle for Caterpillar. We have maintained our strategic relationship with key commercial vehicle OEMs for over 60 years as well as industry-leading positions for both on- and off-highway use. Our products improve engine performance and enable lower emissions on trucks, buses, agriculture equipment, construction equipment and mining equipment with engine sizes ranging 1.8L to 105L. We continue to develop our product range to serve more engine needs, even beyond automotive (e.g. our new GT80 product presented in 2023, our biggest turbocharger to date).
Hydrogen fuel cell electric vehicles & industrial products
We provide a comprehensive range of electric air compressors to manufacturers of fuel cell systems. Our system consists of efficient, powerful, and lightweight air compressors using leading automotive technologies to boost fuel cell vehicles. Air supply is critical for performance, durability and H2 fuel consumption / range for applications equipped with H2 fuel cells. We launched the auto industry's first fuel cell production car application in 2016. We now provide a comprehensive portfolio of fuel cell air compressors covering a broad range of fuel cell stack power from 40kW to 250+kW and we will launch our third generation of fuel cell products in 2024.
Electric (battery electric and H2 fuel cell electric) vehicles & industrial products
Leveraging a set of unique technological building blocks, we are now offering to our customers disruptive solutions for electric traction (E-Powertrain) and electric thermal management (E-Cooling compressor) that can enhance an application’s energy efficiency in a reduced packaging space and with significant weight savings. Our customers have taken note of these products, and we are engaged in a number of pre-development programs with OEMs in all regions.
Aftermarket and performance products
Our Garrett aftermarket brand has strong recognition across distributors and garages globally, and is known for boosting performance, quality and reliability. We operate through a distribution network of more than 300 distributors covering 165 countries. Our aftermarket business has historically provided a stable stream of revenue supported by our large installer base, currently estimated at over 130 million vehicles. As turbocharger penetration rates continue to increase, we expect that our installer base and aftermarket opportunities will continue to grow. We are also working to enhance our sales channels with the introduction of Garrett Marketplace, an e-commerce platform connecting Garrett's major performance distributors with turbocharger enthusiasts, racing professionals and automotive hobbyists, allowing them to access Garrett performance and racing products faster and more conveniently.
Our Competitive Strengths
We believe that we differentiate ourselves through the following competitive strengths:
•Differentiated and innovative technology in, and beyond, mobility
•Strong and collaborative relationships with leading OEMs globally
•Global and low-cost manufacturing footprint with operational excellence
Differentiated and innovative technology in, and beyond, mobility
We have led the revolution in turbocharging technology over the last 60 years and maintain a leading technology portfolio of approximately 1,300 patents and patents pending. We have a globally deployed team of approximately 1,300 engineers across five R&D centers and 11 close-to-customer engineering centers. Our engineers have led the mainstream commercialization of several leading turbocharger innovations, including variable geometry turbines, dual-boost compressors, ball-bearing rotors, electrically actuated controls, and air-bearing electric compressors for hydrogen fuel cells. We maintain a culture of continuous product innovation, introducing about ten new technologies per year and upgrading our existing key product lines approximately every 3 years. At the end of 2023, we announced an expansion of our turbocharger portfolio to serve large bore engines used in industrial applications, including marine, power generation and other machinery. Outside of our turbocharger product lines, we apply this culture of continuous innovation to meet the needs of our customers in new areas. We are developing solutions and increasing our R&D spend, focusing almost 60% of total research, development and engineering expenditures in 2024 on zero emission technologies for mobility and beyond, such as fuel cell compressors for a broad range of cell stack power (40kW to 250kW) and high value electric products including E-Powertrain and E-Cooling compressor technologies.
Strong and collaborative relationships with leading OEMs globally
We supply our products to more than 60 OEMs globally. Our top ten customers accounted for approximately 61% of net sales and our largest customer represented approximately 12% of our net sales in 2023. With over 60 years in the turbocharger industry, we have developed strong capabilities working with all major OEMs. We consistently meet their stringent design, performance and quality standards while achieving capacity and delivery timelines that are critical for customer success. Our track record of successful collaborations, as demonstrated by our strong client base and our ability to successfully launch multiple product applications annually, is well recognized. Our regional research, development and manufacturing capabilities are a key advantage in helping us to supply OEMs as they expand geographically and shift towards standardized engines and vehicle platforms globally. With regards to new technology offerings for zero emissions, our proven track record in bringing innovation to production is a key decision factor for our customers to engage in joint technology assessments through pre-development projects with Garrett.
Global and low-cost manufacturing footprint with operational excellence
Our geographic footprint locates R&D, engineering and manufacturing capabilities close to our customers, enabling us to tailor technologies and products for the specific vehicle types sold in each geographic industry. In all regions where we operate, we leverage low-cost sourcing through our robust supplier development program, which continually works to develop new suppliers that are able to meet our specific quality, productivity and cost requirements. We now source more than two-thirds of our materials from low-cost countries and believe our high-quality, low-cost supplier network to be a significant competitive advantage. We have invested heavily to bring differentiated local capabilities to our customers in high-growth regions, including China and India.
In 2023, we manufactured more than 89% of our products in low-cost countries, including seven manufacturing facilities in China, India, Mexico, Romania and Slovakia. We have a long-standing culture of lean manufacturing excellence and continuous productivity improvement. We believe global uniformity and operational excellence across facilities is a key competitive advantage in our industry given that OEM powertrain platforms are often designed centrally but manufactured locally, requiring suppliers to meet the exact same specifications across all locations.
Our Strategy
Garrett invests in innovative technologies that address the needs of our customers in the ongoing auto industry transformation. This continued investment into differentiated technology, coupled with our relentless focus on customer relationships and our global capabilities, allows us to drive the following business strategies:
•Strengthen our leadership in the turbocharger industry within the light vehicle, commercial vehicle and industrial space;
•Use of our differentiated technology to solve key challenges for zero emission vehicles;
•Grow our aftermarket business
Strengthen our leadership in the turbocharger industry within the light vehicle, commercial vehicle and industrial space
We are focused on strengthening our industry position in the light vehicle, commercial vehicle and industrial turbocharger industries:
•Light vehicle gasoline turbochargers, which have historically lagged the adoption of diesel turbochargers, after reaching a peak in 2023, are now expected to decrease at a 4% annual CAGR from 2023 to 2026, according to S&P. We have launched the first modern 1.5L VNT gasoline application with a major OEM and expect to see increasing adoption of this technology in the future years. A major key to our strategy for gasoline growth is our plan to leverage our strengths in high temperature materials and variable geometry technologies as well as our scale, global footprint and in-region capabilities to meet the volume demands of global OEMs. This also includes E-Boosting solutions for hybrids with many high volume application launches planned in coming years.
•The commercial vehicle and industrial spaces remain a focus for us, considering its slower shift to electric, and the increasing need for higher energy efficiency and productivity. We continue to invest in turbocharger technology upgrades, including for new types of fuels for ICE, like hydrogen. We also are expanding our portfolio with the launch of new frame sizes aimed at serving larger engines, mostly used in marine and power generation verticals.
Use of our differentiated technology to solve key challenges for zero emission vehicles
We stand to benefit from the increased adoption of electric (battery or fuel cell) vehicles. S&P estimates that the global production of electrified vehicles (battery and fuel cell electric) will increase from approximately 11 million vehicles in 2023 to approximately 31 million vehicles by 2027, representing an annualized growth rate of approximately 29%. To solve current challenges in terms of range, vehicle cost and performance, OEMs will need technologies enabling step changes in energy efficiency, weight and packaging and thermal management. We expect to continue to invest in product innovation and new technologies, and by leveraging our capabilities and expertise to develop selected offerings for electric vehicles, we believe that we are well positioned to remain a technology leader in the field of electrified vehicles. In particular, we have already developed a full portfolio of fuel cell compressors and we are in the pre-development phase with some of our customers for differentiated E-Powertrain and E-Cooling compressor solutions.
Grow our aftermarket business
We have an opportunity to strengthen our global network of more than 300 distributors in 165 countries by deepening our channel penetration, leveraging our well-recognized Garrett brand, utilizing new online technologies for customer engagement and sales, and widening the product portfolio. Installer Connect, a global web-based platform providing self-service tools aimed at connecting garage technicians generated more than 24,000 additional technicians certified, and our Turbo Service Replacement website attracted more than 800,000 visitors. Additionally, the Garrett Web Racing & Performance section of our website attracted nearly 1 million visitors in 2023.
Research, Development and Intellectual Property
We maintain technical engineering centers in major automotive production regions of the world to develop and provide advanced products, process and manufacturing support to all of our manufacturing sites, and to provide our customers with local engineering capabilities and design developments on a global basis. As of December 31, 2023, we employed approximately 1,300 engineers. Our total R&D expenses were $175 million, $153 million and $136 million for the years ended December 31, 2023, 2022 and 2021, respectively, with more than 50% of our total R&D spend in 2023 focused on zero emission technologies. Additionally, the Company incurred engineering-related expenses, net of customer (reimbursements) which are also included in Cost of goods sold of $(12) million, $11 million and $22 million for the years ended December 31, 2023, 2022 and 2021, respectively. Engineering-related expenses include customer reimbursements of $46 million, $25 million and $21 million for the years ended December 31, 2023, 2022 and 2021, respectively.
We currently hold approximately 1,300 patents and patents pending. Our current patents are expected to expire between 2024 and 2043. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our intellectual property.
Materials
The most significant raw materials we use to manufacture our products are grey iron, aluminum, stainless steel and a nickel-, iron- and chromium-based alloy. As of December 31, 2023, we have not experienced any significant shortage of raw materials and we or our suppliers (on our behalf) do not typically carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
Our Customers
Our global customer base includes nine of the ten largest light vehicle OEMs and nine of the ten largest commercial vehicle engine makers. Our ten largest applications in 2023 were with six different OEMs. OEM sales were approximately 86% of our 2023 revenues while our aftermarket and other products contributed 14%.
Our largest customer is Bayerische Motoren Werke AG (“BMW”). In 2023, 2022 and 2021, BMW accounted for 12%, 12%, and 13%, respectively, of our total sales. In 2023, 2022 and 2021, our sales to Ford Motor Company (“Ford”) were 9%, 10%, and 10%, respectively, of our total sales.
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
Individual purchase orders are terminable for cause or non-performance and, in most cases, upon our insolvency and certain change of control events. In addition, many of our OEM customers have the option to terminate for convenience on certain programs, which permits our customers to impose pressure on pricing during the life of the vehicle program, and issue purchase contracts for less than the duration of the vehicle program, potentially reducing our profit margins and increasing the risk of losing future sales under those purchase contracts. We manufacture, and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production or inventory levels throughout the supply chain.
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
As of December 31, 2023, the undiscounted reserve for environmental investigation and remediation was $18 million. We do not currently possess sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and we cannot determine either the timing or the amount of the ultimate costs associated with environmental matters, which could be material to our consolidated results of operations and operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not expect that environmental matters will have a material adverse effect on our consolidated financial position.
Corporate Responsibility
Our sustainability approach

Garrett is a cutting-edge technology leader delivering differentiated solutions for emission reduction and energy efficiency. We are passionate about innovating for mobility and beyond. With a 70-year legacy, we serve customers worldwide with passenger vehicle, commercial vehicle, aftermarket replacement, and performance enhancement solutions.
Garrett’s mission to deliver differentiated solutions for emission reduction and energy efficiency is at the heart of our contribution to society. Our engineering expertise and transformative technologies help optimize fuel efficiency, reduce emissions and manage growing vehicle complexity, all of which are critical areas on the road to a clean transportation future. Garrett's technologies enable sustainable automotive and industry transformation.

Our corporate sustainability framework, called WeCare4, starts from our mission by spearheading technology development and continuing to deliver industry-first innovations for mobility and beyond. It is built on two main pillars - investing in a culture of innovation and operating responsibly to ensure long-term impact.
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
Garrett articulates its commitments to social and environmental considerations in the communities in which it operates in the Company’s Code of Business Conduct, which can be found on our website at www.garrettmotion.com under "About Us – Investors – Leadership & Governance". The Company published its fiscal year 2022 Sustainability Report in 2023, the content of which is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC.
Human Capital
At Garrett, we place a high value on developing the right working environment and skill sets to advance our performance culture, support our growth strategy and ensure that the world at large can continue to benefit from breakthroughs in sustainable mobility. We invest in creating an inclusive, stimulating, and safe work environment where our employees can deliver their workplace best every day. As of December 31, 2023, we employed approximately 7,600 permanent employees and 2,100 temporary and contract workers globally.

Diversity, equity and inclusion
Diversity and Inclusion is one of Garrett’s four fundamentals. As such, we strive to ensure that our employees are each involved, supported, respected and connected. Embracing diverse thoughts and ideas through inclusion leads to a competitive advantage in the market, increased innovation as we generate new and better ideas, and customer-centric decision making. We pride ourselves that diversity is represented from the top of the organization, for example 26 different nationalities are represented in our senior management team and they bring with them a wide variety of different backgrounds and experiences. Overall, in our global workforce we have representation of approximately 60 different nationalities. As of December 31, 2023, Garrett's Board of Directors had 33% female representation.
In 2023, the Company continued to strengthen and develop its approach to diversity, equity and inclusion. Actions during the year included:
•Regular reporting and review of existing diversity and inclusion metrics and initiatives
•Work by our team of Diversity and Inclusion Champions in key countries to develop local Diversity and Inclusion initiatives suitable for the local context while aligning with the global strategy
•Training for all managers on Unconscious Bias
•Holding Garrett’s annual Diversity and Inclusion Week in December, where the focus was engagement around three new Employee Resource Groups ("ERGs"), Cultural Mosaic, LGBTIQ+ and Diverse Abilities, in addition to the long-standing Garrett Women's Network ERG.
The percentage of female employees in Garrett was 22.8% in 2023 (an increase from 21.8% in 2022). The percentage of female employees in Senior Management roles was 19.5% in 2023.
The table below shows the evolution of our gender diversity representation over the last four years and our 2025 ambition:

	2020	2021	2022	2023	2025 Ambition
% Women in total workforce	20.8%	22.2%	21.8%	22.8%	25.0%
% Women in Senior Management	19.5%	20.0%	19.0%	19.5%	25.0%
Talent management
At Garrett, we encourage our employees to develop their skills and capabilities through a comprehensive Performance and Talent Management system. From annual goal setting and performance reviews to learning opportunities for employees and leaders, the Company helps its people align their professional experience with the Company’s business objectives and encourages them to take ownership of their development and career paths.
Our learning environment offers employees access to approximately 1,800 online trainings that address a wide range of functional competencies, technical skills, and human skills. Learning can be self-paced, while the Company’s growing online peer-to-peer learning communities also allow employees to easily access courses specific to their function and to share materials and ideas on topics of interest. A variety of instructor led virtual programs were deployed during 2023 to support employees' development and a number of dedicated programs for emerging and experienced leaders were successfully held. More than 68,500 hours of online training was delivered during 2023.
We use regular talent reviews to strengthen the Company’s internal development processes and to calibrate assessment of individual performance. Twice per year, we hold succession planning meetings up to and including the executive level, during which the bench-strength of teams are scrutinized and development plans for their talent are reviewed. Ahead of both annual and mid-year performance reviews, leaders hold calibration meetings to ensure that assessment ratings are consistent and fair amongst peer groups. To support our strategy and objectives, in 2023 we implemented a skills intelligence system. This system, enabled by artificial intelligence, can detect known and hidden capabilities of our employees. We expect this system will support us in identifying efficient paths of upskilling, reskilling and hiring for our future needs.
Be well, work well

Health and safety
World-class health and safety considerations are integrated into Garrett’s procedures and processes. Our management system aligns with the global standard ISO 45001 (and ISO 14001 and ISO 50 001) and provides protection of human health and safety during normal and emergency situations. Compliance with our standards and local regulatory requirements is monitored through a company-wide self-assessment process assured through annual audits. In 2023 we continued a rolling 4-year compliance audit against local regulations by a global service provider. The timely development and implementation of process improvement and corrective action plans, including any improvements identified through our local regulatory compliance audits, are closely monitored.
Our safety performance improved when measured by our Total Case Incident Rate (“TCIR”), which reduced to 0.04 in 2023, compared to 0.12 in 2022. TCIR is measured as the number of recordable injuries and illnesses multiplied by 200,000 and then that number is divided by the total number of hours worked by employees.
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
The Company closely monitors employee turnover to measure retention and define improvement actions as and where necessary. As of December 31, 2023, the Company’s annual voluntary turnover for 2023 was 10.3%, which reflects the trends of the current global marketplace for talent. Garrett has developed a full set of actions to maximize retention that are carried out at both a global and local level, with line managers as well as functional leaders held accountable for their employee turnover performance. We intend to continue to work diligently on this area to mitigate against the challenges of a highly competitive global marketplace for talent.
Educating future innovators
Garrett places a high value on STEM research and learning opportunities that provide young people with the skills needed to develop the future of sustainable mobility. The Company sponsors higher education institutes in several countries to further critical research in technical areas and provide students with opportunities to study STEM programs.
Garrett’s Internship Programs enable students to connect theoretical knowledge with practical responsibilities in the spirit of ‘living laboratories’ during which they are encouraged to take ownership of business projects and define tactics to meet the project goals. In 2023, Garrett welcomed 205 Interns in 11 countries, versus 261 internships in 2022 (approximately 44% in Engineering, 18% in Integrated Supply Chain, 16% in IT and the remainder in Finance, HR, Marketing and Sales, Legal and Internal Audit).
In 2023, Garrett onboarded 10 graduates into our Graduate Program in China and India to join existing Graduate Program cohorts moving through their rotational cycles and to gain experience and exposure to Garrett's cutting-edge technologies while at the same time building their leadership skills in a fast-paced and professional work environment.

In 2023, the Company sponsored 5 Formula SAE and Formula Student teams in several countries providing the students in the racing team with over 10 technical workshops in electrical powertrain, leadership coaching, parts for the racing vehicle and financial support. Garrett sponsored the Formula SAE event in the U.S., the Formula Student race in Hungary and the Formula Student race in the Czech Republic, where our experts worked as technical judges, provided technical support and awarded 3 EV Formula Student University teams with the Garrett E-Powertrain Innovation award. During 2023, the Company shared its growth vision with over 1,500 students and over 300 female engineers and automotive enthusiasts. The Company also sponsored the European BEST Engineering Competition, the biggest international competition in Central Europe.
The Garrett student programs hires over 90 students globally to support challenging projects in multiple engineering fields providing an enriching growth experience for potential future Garrett employees. The Company also supports local Universities globally with master thesis projects, class speakers and technical sharing events. Garrett is involved in the community supporting STEM activities for high schools worldwide and in 2023, Garrett sponsored a high school team from the Czech Republic competing in hydrogen-powered racing. The Company continues to enhance the engagement with global organizations with a focus on growing diversity interest in STEM and automotive engineering as well as intern and full time recruiting.
Garrett works closely with leading Universities globally on over 12 collaboration projects that push the envelope of technical innovation.
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

We have experienced, and may continue to experience, volatility in the cost and availability of raw materials, components, energy and transportation as a result of a broad range of factors beyond our control including, but not limited to, pandemics, general inflation and geopolitical tensions. If we are unable to pass through increased costs of raw materials, components, energy and transportation to our customers, or are otherwise unable to mitigate these cost increases, this could have an adverse effect on our results of operations and financial condition. Furthermore, if we are unable to overcome significant disruptions in the supply chain, such as those caused by global logistical constraints, it could adversely impact our business.
Short- or long-term capacity constraints, insufficient quality control, financial distress or significant changes in business conditions at any point in our supply chain could disrupt our operations and adversely affect our financial performance, particularly when the affected suppliers and vendors are the sole sources of products that we require or that have unique capabilities, or when our customers have directed us to use those specific suppliers and vendors. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. If our third-party manufacturers fail to deliver products, parts and components of sufficient quality on time and at reasonable prices, we could have difficulties fulfilling our orders on similar terms or at all, sales and profits could decline, and our commercial reputation could be damaged. If we fail to adequately assess the creditworthiness and operational reliability of existing or future suppliers, our suppliers become insolvent, if there is any unanticipated deterioration in their creditworthiness and operational reliability, or if they do not perform or adhere to our existing or future contractual arrangements, any resulting increase in non performance by them, our inability to otherwise obtain the supplies or our inability to enforce the terms of the contract or seek other remedies could have a material adverse effect on our financial condition and results of operations. Additionally, changes or additions to our supply chain necessitated by such failures would require considerable time and resources and involve significant risks and uncertainties. Furthermore, a significant portion of our supply chain is concentrated in mainland China, and as a result, our ability to continue filling our supply needs may be adversely affected by changes in, or our failure to comply with, Chinese laws, regulations and standards, and by political risks beyond our control, including but not limited to, trade policies, treaties, government regulations and tariffs. Our inability to fill our supply needs, on terms that we expect or at all, would jeopardize our ability to fulfil obligations under commercial contracts, and could result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.

We rely on sales to major customers as well as a network of independent dealers to manage the distribution of our products, and we could be adversely impacted by the loss of any such major customers or dealers, changes in their requirements for our products or changes in their financial condition.
Changes in our business relationships with any of our major customers or in the timing, size and continuation of their various programs could have a material adverse impact on us. We may lose customers from time to time due to factors beyond our control, including due to mergers and acquisitions. Additionally, while we continually bid on new business with our existing customers, as well as seek to diversify our customer base, there is no assurance that our efforts will be successful. The loss of any of these customers, the loss of business with respect to one or more of their vehicle models on which we have high component content, or a significant decline in the production levels of such vehicles would negatively impact our business, results of operations and financial condition. Further, to the extent that the financial condition of our largest customers deteriorates, including possible bankruptcies, or liquidations, or due to declines in their sales, our financial position and results of operations could be adversely affected.
Additionally, we rely upon a network of independent dealers to manage the distribution of our products. If our dealers are unsuccessful with their sales and business operations, it could have an adverse effect on overall sales and revenue. We rely on the capability of our independent dealers to develop and implement effective sales plans to create demand among purchasers for the equipment and related products and services that the dealers purchase from us. If our dealers are not successful in these endeavors, then we will be unable to grow our sales and revenue, which would have an adverse effect on our financial condition. In addition, the dealer channel’s ability to support and service precision technology solutions and emerging power solutions may affect customers’ acceptance and adoption rates of these products.
Additionally, these dealers may have trouble funding their day-to-day cash flow needs and paying their obligations due to adverse business conditions resulting from negative economic effects or other factors. Dealers may exit relationships with us or we may seek to terminate relationships with certain dealers, including if they are unable to meet the needs of their customers. The unplanned loss of any of our dealers could lead to inadequate market coverage, negative customer impressions of us, and may adversely impact our ability to collect receivables that are associated with that dealer.

We may not be able to successfully negotiate favorable pricing terms with our customers, which may adversely affect our results of operations.

There is substantial and continuing pressure on OEMs to reduce costs, including the costs of the products we supply. We negotiate sales prices annually with our automotive customers. Our customer supply agreements generally require step-downs in component pricing over the period of production. In addition, our customers often reserve the right to terminate their supply contracts at any time, which enhances their ability to obtain price reductions. OEMs have also exercised significant influence over their suppliers, including us, because the automotive component supply industry is highly competitive and serves a limited number of customers. Based on these factors, our status as a Tier I supplier (one that supplies vehicle components directly to manufacturers) and the fact that our customers’ product programs typically last a number of years and are anticipated to encompass large volumes, our customers are able to negotiate favorable pricing, and any cost-cutting initiatives that our customers adopt generally will result in increased downward pressure on our pricing. Any resulting impacts to our sales levels and margins could over time significantly reduce our revenues and adversely affect our competitive standing and prospects.

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
Even if overall automotive sales and production remain stable, changes in regulations and consumer preferences may shift consumer demand away from the types of vehicles we prioritize or towards the types of vehicles where our products generate smaller profit margins. A decrease in consumer demand for the specific types of vehicles that have traditionally included our turbocharger products, or lower-than-expected consumer demand for specific types of vehicles where we anticipate providing significant components as part of our strategic growth plan, could have a significant effect on our business. If we are unable to anticipate significant changes in consumer sentiment, or if consumer demand for certain vehicle types changes more than we expect, our results of operations and financial condition could be adversely affected. Furthermore, our continued success depends on our ability to innovate to keep current with and exceed the technological capabilities that our customers require. If we are unable to continue innovating, we may be unable to sustain our ability to meet customer requirements relative to technology, or fail to be awarded new business, each of which could adversely affect our results of operations, financial condition and future business prospects. Furthermore, we have made, and we expect to continue to make, significant investments in technologies for electrification, including zero emission technologies, fuel cell compressors and high value electric vehicle components including E-Powertrain and E-Cooling Compressor technologies. We face intense competition in the development of technologies for electrification, and there is no guarantee that we will not be required to make additional significant investments in the future. Additionally, many of our technologies for electrification are in the pre-development stage, and while we believe that our products will be commercially viable, there is no guarantee that they will be successful. If we are required to make more significant investments than expected, if markets for our products fail to develop or develop more slowly than expected, or if competition for electrification technologies is more intense than we expect, our business, financial condition and results of operations may be materially and adversely affected.
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
Certain markets in which we operate have contemplated or commenced undertaking multi-decade efforts to transition away from internal combustion engines in favor of hybrid or full-battery electric vehicles, and we expect this trend to continue in these and additional markets. If a transition to battery-electric vehicles is pursued more broadly throughout the market, is implemented more rapidly than we have anticipated, or if we overestimate the turbocharger penetration rate in hybrids, then the demand for our products could be impacted and our results of operations consequently could be affected.
Additionally, changing government regulations related to greenhouse gas emissions and energy efficiency and growing recognition among consumers of the dangers of climate change may also require us to make changes at the level of our production processes, including due to demands of, and commitments to carbon neutrality by, automotive OEMs. This could require us to incur additional costs in the form of investments needed to make our products and production processes compliant with these requirements.
The Company’s profitability and results of operations may be adversely affected by program launch difficulties.
The launch of new business is a complex process, the success of which depends on a wide range of factors, including the production readiness of the Company’s manufacturing facilities and manufacturing processes and those of its suppliers, as well as factors related to tooling, equipment, employees, initial product quality and other considerations. The Company’s failure to successfully launch new business, or its inability to accurately estimate the cost to design, develop and launch new business, could have an adverse effect on its profitability and results of operations.
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
In light of the foregoing, while we estimate awarded business using certain assumptions, including projected future sales volumes, the volume and timing of sales to our customers may vary due to: variation in demand for our customers’ products; our customers’ attempts to manage their inventory; design changes; changes in our customers’ manufacturing strategy; the success of customers’ goods and models; and acquisitions of or consolidations among customers. A significant decrease in demand for certain key models or a group of related models sold by any of our major customers, or the ability of a manufacturer to re-source and discontinue purchasing from us its requirements for a particular model or group of models, could have a material adverse effect on us. In addition, we may be unable to forecast the level of customer orders with sufficient certainty to allow us to optimize production schedules and maximize utilization of manufacturing capacity. Any excess capacity would cause us to incur increased fixed costs in our products relative to the net revenue we generate, which could have an adverse effect on our results of operations, particularly during economic downturns. Similarly, a significant failure or inability to adapt to increased production or desired inventory levels (including as a result of accelerated launch schedules for new automobile and truck platforms), comply with customer specifications and manufacturing requirements more generally or respond to other unexpected fluctuations, as well as any delays or other problems with existing or new products could result in financial penalties, increased costs, loss of sales, loss of customers or potential breaches of customer contracts, which could have an adverse effect on our profitability and results of operations.
If actual production orders from our customers are not consistent with the projections we use in calculating the amount of our awarded business, or if we are unable to improve utilization levels for manufacturing lines that consequently are underutilized and correctly manage capacity, the increased expense levels will have an adverse effect on our business, financial condition and results of operations, and we could realize substantially less revenue over the life of these projects than the projected estimate.
Industry and economic conditions, including one or more downturns, could adversely affect our business and results of operations.
We are dependent on the continued growth, viability and financial stability of our customers, a substantial portion of whom are OEMs in the automotive industry. The automotive industry is sensitive to general economic conditions and other factors, such as consumer confidence and preferences, interest rates, and fuel costs. The automobile industry is also sensitive to industry conditions, particularly as it evolves, such as rapid technological change often driven by regulatory changes, vigorous competition, short product life cycles, supplier stability, factory transitions, and capacity constraints. Economic and industry conditions have had, and will continue to have, an impact on our business, whether directly or indirectly through our customers and suppliers. Furthermore, the regional concentration of our sales may exacerbate the impact of regional economic conditions on our results of operations, including in China, where we conduct a significant portion of our sales, and which has recently experienced low inflation, deterioration of the job market, and a slower than anticipated economic recovery from Covid-19. Economic declines that result in significant reductions in automotive sales or production, particularly with respect to light vehicles, or the failure to recover from such economic declines on timelines that we anticipate, would have an adverse effect on our business, results of operations and financial condition.

We are subject to the economic, political, regulatory, foreign exchange and other risks of international operations.
We have created a geographic footprint that emphasizes locating R&D, engineering and manufacturing capabilities in close physical proximity to our customers. This international geographic footprint subjects us to many risks, including: exchange control regulations; wage and price controls; antitrust and environmental regulations; employment regulations; foreign investment laws; monetary and fiscal policies and protectionist measures that may prohibit acquisitions or joint ventures, establish local content requirements, or impact trade volumes; import, export and other trade restrictions (such as embargoes); violations by our employees of anti-corruption laws; changes in regulations regarding transactions with state-owned enterprises; nationalization of private enterprises; natural and man-made disasters, hazards and losses; global health risks and pandemics; backlash from foreign labor organizations related to our repositioning actions; violence, civil and labor unrest; acts of terrorism; and our ability to hire and maintain qualified staff and maintain the safety of our employees in these regions. Additionally, certain of the markets in which we operate have adopted increasingly strict data privacy and data protection requirements or may require local storage and processing of data or similar requirements, such as the General Data Protection Regulation (“GDPR”) in the European Union. The GDPR and similar data protection measures may increase the cost and complexity of our ability to deliver our services to ensure compliance.
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
Additionally, because the Company is a U.S. holding company, one significant source of its funds is distributions from its non-U.S. subsidiaries. Certain countries in which the Company operates have adopted or could institute currency exchange controls that limit or prohibit the Company’s local subsidiaries' ability to convert local currency into U.S. Dollars or to make payments outside the country. This could subject the Company to the risks of local currency devaluation and business disruption. We monitor and seek to reduce such risk through hedging activities; however, foreign exchange hedging activities bear a financial cost and may not always be available to us or be successful in eliminating such volatility.
Additionally, we generate significant cash that is invested with certain counterparties. While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the counterparties with whom we transact business could expose us to financial loss.

Geopolitical conditions, catastrophic events, and pandemics, may disrupt our business and adversely affect our results of operations and financial condition.
Geopolitical tensions, including but not limited to armed conflict, terrorist activity and instability or general economic disruption regionally or globally, have in the past impacted, and may in the future impact our results of operations and create or exacerbate certain risks we face to our business, financial condition and results of operations. For example, Russia’s invasion of Ukraine and the global response, including the imposition of financial and economic sanctions by the United States and other countries, has led to supply constraints that have impacted, and may continue to impact, our business. It has also led to energy shortages globally, especially in Europe. A further prolonged or intensified conflict could result in acute shortages of raw materials and price inflation on transportation costs, materials, and energy which in turn may adversely impact our supply chain. If the conflict expands beyond Ukraine, it could negatively impact our operations in neighboring countries such as Romania and Slovakia. Furthermore, an escalation of geopolitical tensions due to the ongoing conflict, such as increased sanctions or restrictions on global trade, could result in further supply chain disruptions, reduced customer demand, state-sponsored cyberattacks as well as increased volatility in the financial markets, all of which could have a materially adverse impact on our business and operations.
Catastrophic events, such as a pandemic or cyberattack, could lead to disruption or failure of our systems or operations, harming our ability to conduct normal business operations. For example, the Covid-19 pandemic negatively impacted the global economy, disrupted supply chains and created significant volatility and disruption in financial markets, adversely impacting our business and operations including our employees, customers, suppliers, partners and communities. Prolonged negative impacts of such events on global supply chains, general macroeconomic conditions and consumer confidence, could have an adverse effect on our business, results of operations, cash flows and financial condition.

We have invested substantial resources in specific foreign markets where we expect growth and we may be unable to timely alter our strategies should such expectations not be realized.
We have identified certain countries, such as China and India, as key high-growth geographic markets. We believe these markets are likely to experience substantial long-term growth, and accordingly have made and expect to continue to make substantial investments in numerous manufacturing operations worldwide, technical centers, R&D activities and other infrastructure to support anticipated growth in these areas. If market demand for evolving vehicle technologies in these regions does not grow as quickly or materialize as we anticipate, or if we are unable to deepen existing and develop additional customer relationships in these regions, we may fail to realize expected rates of return, or even incur losses, on our existing investments and may be unable to timely redeploy the invested capital to take advantage of other markets or product categories, potentially resulting in lost market share to our competitors. In particular, our ability to remain competitive and continue to grow in these regions depends in part on the absence of competing state-sponsored domestic businesses. If a state-sponsored operation entered a local market as a competitor, it might have access to significant social and financial capital that would enable it to overcome the ordinary barriers to entry in the turbocharger industry and acquire potentially significant market share at our expense. All of the foregoing could have adverse effect on our business, results of operations, cash flows and financial condition.

Increased scrutiny from customers, investors, regulators and others regarding sustainability/ESG practices, as well as the climate-related risks we may face, could expose us to liabilities, including reputational harm, affect demand for our products, lead to increased costs and have other adverse effects on our business, supply chain and results of operations.
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
In particular, there is increased public awareness and concern regarding global climate change and climate related risks, which has resulted, and is expected to continue to result, in local, regional and global requirements, including requirements to reduce and/or mitigate the effects of greenhouse gas emissions, as well as requirements to make disclosures regarding greenhouse gas emissions, climate-related matters such as enterprise risks, climate-related targets and otherwise, such as those recently adopted in California and Europe, including the Carbon Boarder Adjustment Mechanism ("CBAM"), which includes future tariff and reporting requirements for embedded carbon content of certain imports. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty. Any future regulations aimed at mitigating climate change may negatively impact the prices of raw materials and energy as well as the demand for certain of our customers' products which could in turn impact demand for our products and our results of operations. The costs of compliance and any changes to our operations mandated by new or amended regulations, or customer requirements, may be significant. Furthermore, any violations of climate change regulations may result in substantial fines and penalties, remediation costs, damages, or other adverse impacts on our business.
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
Failure to protect our intellectual property or allegations that we have infringed on the intellectual property of others could adversely affect our business, financial condition and results of operations.
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
The automotive industry relies heavily on “just-in-time” delivery of components during the assembly and manufacture of vehicles, and when we fail to make timely deliveries in accordance with our contractual obligations, we generally have to absorb our own costs for identifying and solving the “root cause” of the problem as well as expeditiously producing replacement components or products. We typically must also carry the costs associated with “catching up,” such as overtime and premium freight. Additionally, if we are the cause for a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from us. These losses and expenses could be significant and may include consequential losses such as lost profits.
In addition, a significant disruption in the supply of a key component due to a work stoppage or other disruption at one of our suppliers could impact our ability to make timely deliveries to our customers and, accordingly, have a material adverse effect on our financial results. Where a customer halts production because of one of its other suppliers failing to deliver on time, or as a result of a work stoppage or other disruption, it is unlikely we will be fully compensated, if at all.
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
We face the risk of warranty and product liability claims, as well as product recalls and field actions, if our products actually or allegedly fail to perform to specifications or cause property damage, injury or death. There can be no assurance that we will have adequate reserves to cover such recall, repair and replacement costs. In the event that any of our products fails to perform as expected, we may face direct exposure to warranty and product liability claims or may be required to participate in government or self-imposed recall involving such products. Depending on the terms under which we supply products to an auto manufacturer, we may be required to guarantee or offer warranties for our products and to bear the costs of recalls, repair or replacement of such products pursuant to new vehicle warranties. Additionally, if our auto manufacturer customers face claims or recalls of their own, they may seek contribution from us. Our agreements with our customers do not always include limitation of liability clauses or, in certain situations or legal jurisdictions, such limitation of liability clauses may not fully protect us from all losses. If any such claims or contribution requests exceed our available insurance, or if there is a product recall, there could be a material adverse impact on our results of operations. In addition, a recall claim could require us to review our entire product portfolio to assess whether similar issues are present in other product lines, which could result in significant disruption to our business and could have a further adverse impact on our results of operations. We cannot assure that we will not experience any material warranty or product liability claim losses in the future or that we will not incur significant costs to defend such claims.

We cannot predict with certainty the outcome of litigation matters, government proceedings and other contingencies and uncertainties.
We are currently, and we may in the future, be party to a number of lawsuits, investigations and disputes arising out of our current and historical business, including matters relating to commercial transactions, product liability, prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, antitrust, import and export, and environmental, health and safety matters, as well as securities litigation, tax proceedings and litigation related to our debt. For additional information regarding our pending legal proceedings, see Item 3, “Legal Proceedings”. We cannot predict with certainty the outcome of legal proceedings or contingencies. The costs incurred in litigation can be substantial and result in the diversion of management’s attention and resources.
We have also made, and in the future may make, certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third-party obligations. Our potential liabilities are subject to change over time due to new developments in legal proceedings or changes in settlement strategy, and we may become subject to or be required to pay damage awards or settlements that could have a material adverse effect on our results of operations, cash flows and financial condition. If we were required to make such payments, these payments could be significant and could exceed the amounts we have accrued with respect thereto, adversely affecting our business, financial condition and results of operations. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. The occurrence of significant liabilities for which there is no or insufficient insurance coverage could adversely affect our results of operations, cash flows, liquidity and financial condition.
Our operations and the prior operations of predecessor companies may expose us to the risk of environmental liabilities.
We are subject to extensive environmental regulations and our operations may expose us to risks of environmental liabilities. We cannot assure that we will not incur additional liabilities related to the investigation and cleanup of environmental hazards and to claims of personal injuries or property damages that may arise from hazardous substance releases and exposures, including those relating to activities of our predecessor company. We are also subject to potential liabilities related to the compliance of our operations with the requirements of various federal, state, local and foreign governments that regulate the discharge of materials into the environment and the generation, handling, storage, treatment and disposal of and exposure to hazardous substances. If we are found to be in violation of these laws and regulations, we may be subject to substantial fines and criminal sanctions and be required to install costly equipment or make operational changes to achieve compliance with such laws and regulations. In addition, changes in laws, regulations or government enforcement of policies concerning the environment, the discovery of previously unknown contamination or new information related to individual contaminated sites, the establishment of stricter state or federal toxicity standards with respect to certain contaminants, or the imposition of new clean-up requirements or remedial techniques, could require us to incur additional currently unanticipated costs in the future that would have a negative effect on our financial condition or results of operations.
Our U.S. and non-U.S. tax liabilities are dependent, in part, upon the distribution of income among various jurisdictions in which we operate.
Our future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures and various other governmental enforcement initiatives. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of our future earnings which could impact the valuation of our deferred tax assets. Changes in tax laws or regulations will increase tax uncertainty and may adversely impact our provision for income taxes.
Changes in tax laws are likely to arise due to the base erosion and profit shifting project that was completed by the Organization for Economic Cooperation and Development (“OECD”). The OECD Pillar 2 initiative recommends a 15% global minimum tax with respect to earnings in each country. Pillar 2 has been adopted by the EU for implementation by its Member States into national legislation by the end of 2023 and may be adopted by other jurisdictions, including the U.S. Under these rules, we may be required to pay a “top-up” tax to the extent that our effective tax rate is below 15% in any jurisdiction. To the extent these rules are enacted in countries that we operate in, it is possible that the we could experience uncertainty and adverse impacts on our effective tax rate.

A deterioration in industry, economic or financial conditions may restrict our ability to access the capital markets on favorable terms.
We will require additional capital in the future to finance our growth and development, upgrade and improve our manufacturing capabilities, implement further marketing and sales activities, fund ongoing R&D activities, satisfy regulatory and environmental compliance obligations, and meet general working capital needs. Our capital requirements will depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology and R&D projects and the status and timing of these developments. If our cash flows were to become insufficient to cover our capital requirements and our access to capital were to become constrained significantly, or if costs of capital increased significantly, due to lowered credit ratings, prevailing industry conditions, the solvency of our customers, a material decline in demand for our products, the volatility of the capital markets or other factors, our financial condition, results of operations and cash flows could be adversely affected. These conditions may adversely affect our ability to maintain or obtain targeted credit ratings, or negatively impact our credit ratings, each of which could reduce our ability to access new capital and increase our cost of capital, which would negatively impact our financial condition and results of operations.
We may also need additional capital resources in the future in order to meet our projected operating needs, capital expenditures and other cash requirements. If we are unable to obtain sufficient resources for our operating needs, capital expenditures and other cash requirements for any reason, our business, financial condition and results of operations could be adversely affected.
Changes in interest rates could adversely affect our earnings and/or cash flows.
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
A number of our emerging opportunities in technology, products and services rely on key technologies developed or licensed from third parties. While the majority of our current product offerings are not covered by third-party licenses, many of our emerging technology offerings that we are developing use software components or other intellectual property licensed from third parties, including both through proprietary and open source licenses. Should such emerging products become a significant part of our product offerings, our reliance on third-party licenses may present various risks to our business, including the risk that our ability to access these third-party software components could be interrupted due to factors beyond our control, or could become obsolete, defective or incompatible with future versions of our emerging technology offerings.
We may be unable to reach or renew agreements with respect to our permitted use of these technologies, on terms acceptable to us or at all, our relationships with these third parties may deteriorate, or our agreements with these third parties may expire or be terminated. We may face legal or business disputes with licensors that may threaten or lead to the disruption of inbound licensing relationships. Additionally, third parties who license to our competitors could refuse to license to us on equally favorable terms or at all. Our inability to obtain licenses or rights on favorable terms could have a material effect on our emerging technology offerings and our competitiveness, which would adversely impact our financial condition and results of operations.
Additionally, we may need to incur significant costs in order to remain in compliance with the terms of our licenses, including to carefully monitor and manage our use of third-party components. Proprietary and open source license terms may also require us to license or publicly disclose our intellectual property without compensation or on undesirable terms.
These risks could be heightened in the case of a future merger or acquisition we may be involved in. Additionally, as a result of any such transaction, third parties may obtain licenses to some of our intellectual property rights or our business may be subject to certain restrictions that were not in place prior to such transaction.
Failure to maintain an effective system of internal control over financial reporting could adversely impact our business, financial condition and results of operations.
Failure to maintain adequate, effective internal controls could result in potential financial misstatements and/or other forms of noncompliance that could have a material adverse impact on our results of operations, financial condition and organizational reputation. We have in the past experienced a material weakness in our internal control over financial reporting, and while it has since been successfully remediated, there can be no assurance that similar control issues will not be identified in the future. If we do not maintain effective internal controls, our independent registered public accounting firm may provide an adverse opinion on our internal control over financial reporting. Furthermore, if we do not maintain effective internal controls, the market price of our Common Stock could decline and we could be subject to sanctions or investigations by regulatory authorities, which would require additional financial and management resources, adversely impacting our operations and potentially harming our reputation with our key stakeholders, including investors, employees, customers and suppliers.

System or service failures, including as a result of cyber or other security incidents, could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
We deploy and maintain IT and engineering systems which involve sensitive information. As a result, we are subject to systems or service failures, not only resulting from our failures or the failures of third-party service providers, natural disasters, power shortages or terrorist attacks, but also from exposure to cyber or other security threats. Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, our products, our customers and/or our third-party service providers, including cloud providers. There has been an increase in the frequency and sophistication of cyber and other security threats we face, and our customers, partners and regulators are increasingly requiring cyber and other security protections and mandating cyber and other security standards.
Cyber and other security incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. Moreover, employee error or malfeasance, faulty password management or other intentional or inadvertent non-compliance with our security protocols may result in a breach of our information systems. Cyber and other security incidents aimed at the software embedded in our products could also lead to third-party claims that our product failures have caused a similar range of damages to our customers.
In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply chain attacks and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process confidential, proprietary, and sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. We also rely on third-party service providers to provide other products or services to operate our business. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. Supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been or will not be compromised.
The risks associated with cyber security incidents include the risks of financial loss, reputational damage, litigation with third parties, theft of intellectual property, fines levied by governmental entities, diminution in the value of our investment in research, development and engineering, and costs associated with incident remediation. We may also be required to expend significant costs and resources to protect against security incidents. Cyber incidents could cause reputational damage, which could lead to increased costs and loss of revenue if our customers choose to postpone or cancel previously scheduled orders or decide not to renew any of our existing contracts.
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
We have substantial consolidated indebtedness. As of December 31, 2023, we had outstanding debt of $1,696 million. Our ability to generate sufficient cash flows from operations depends on a range of economic, competitive and business factors, many of which are outside of our control. If we are unable to generate sufficient cash flow to satisfy our debt service payments and other obligations, we may be required to seek one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our outstanding indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. It will also depend on our credit facilities which contain certain operating and financial restrictions that that may restrict our business and financing activities. We may not be able to engage in any of these activities or engage in these activities on desirable terms when needed, which could result in a default on our indebtedness. Our inability to generate sufficient cash flows to satisfy our debt service payments and other obligations, or to refinance our obligations on commercially reasonable terms, would have a material adverse effect on our results of operations, financial condition and business.
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
Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds through the issuance of new equity securities, debt or a combination of both. Additional financing may not be available on favorable terms or at all. If adequate funds are not available on acceptable terms, we may not be able to fund our capital requirements. If we issue new debt securities, the debt holders would have rights senior to holders of common stock to make claims on our assets, and the terms of any additional debt could restrict our operations, including our ability to pay dividends on our common stock. If we issue additional equity securities, existing holders of our securities may experience dilution.

Ownership positions of certain of our stockholders may lead to conflicts of interest and could negatively impact the price of our securities.
The ownership positions of certain affiliated funds of Centerbridge Partners, L.P. (the "Centerbridge Investors") and certain affiliated funds of Oaktree Capital Management, L.P. (the "Oaktree Investors”) represent a significant portion of the total voting power of our outstanding shares. As a result, these two stockholders in and of themselves can influence significantly all matters requiring approval by our stockholders. These two stockholders may, from time to time, have interests that differ from other stockholders, and they may each vote in a way with which other stockholders disagree and either or both may be adverse in the future to the interests of other stockholders. Furthermore, Centerbridge Investors and Oaktree Investors each have the right to designate one director for election to the Board at each meeting of stockholders of the Company. The concentration of ownership of our shares may have the effect of delaying, preventing or deterring a change of control of our Company, could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our Company, and consequently may affect the market price of our shares. This concentration of ownership of our shares may also have the effect of influencing the completion of a change in control that may not necessarily be in the best interests of all of our stockholders.
There can be no assurance that we will pay dividends or repurchase shares of our Common Stock under our share repurchase program.
The declaration and payment of any dividend is subject to the approval of our Board of Directors in accordance with its bylaws. There can be no assurance that we will declare and pay dividends in the future in any particular amounts, or at all. Our ability to pay dividends may be limited by restrictions or limitations on our cash flows, including our ability to obtain sufficient funds through dividends from subsidiaries, many of which are located outside of the United States. Any declaration and payment of dividends on our common stock will depend on our earnings and financial condition, including our consolidated EBITDA, our liquidity and capital requirements, the general economic climate, the terms of our equity securities, contractual restrictions, our ability to service our debt obligations and other factors deemed relevant by the Board of Directors from time to time. Additionally, we have implemented a share repurchase program pursuant to which we may repurchase up to $350 million of shares of Common Stock from time to time through December 31, 2024, through various methods, including in open market transactions, block trades, accelerated share repurchases, privately negotiated transactions, derivative transactions or otherwise, certain of which may be made pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, in compliance with applicable state and federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Board or an authorized committee of the Board at its discretion and will depend on a variety of factors, including our assessment of the intrinsic value of the Company's common stock, the market price of the Company's common stock, general market and economic conditions, available liquidity, compliance with the Company's debt and other agreements, applicable legal requirements, the nature of other investment opportunities available to the Company, and other considerations. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice.
We have made in the past, and may in the future make, significant grants under our equity incentive program.
We have made, and expect to continue to make, grants of Common Stock or options to purchase shares of Common Stock to our employees, officers or directors under the Long-Term Incentive Plan. To the extent that shares of Common Stock are granted, or options to purchase Common Stock are granted, exercised and converted, existing holders of our Common Stock may experience dilution.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
The Company's cybersecurity objective is to protect Garrett against data privacy breaches, information theft, and external and insider cyber threats through the use of a combination of leading technologies, policies, and procedures. The Company has processes in place to identify, assess and monitor material risks from cybersecurity threats, which are part of the Company’s overall enterprise risk management ("ERM") process and have been embedded in the Company’s operating procedures, internal controls and information systems. To that end, we take a holistic approach to securing our data and business systems from attack, compromise or loss.
The Company has cybersecurity capability including a Security Operations Center ("SOC") that is managed by a dedicated Chief Information Security Officer (“CISO”) whose team is responsible for leading the Company-wide cybersecurity strategy, policy, standards, architecture, and processes. The SOC provides visibility across all information technology assets and includes proactive cyber security threat detection technology to facilitate the identification of misconfigurations to mitigate threats and prevent data loss. As part of the Company’s holistic approach to cybersecurity, we have implemented programs and technology associated with threat hunting, vulnerability scanning, and threat detection and response technology.
As part of its cybersecurity risk management, the Company delivers specific education to the organization on how to identify potential cybersecurity risks and protect the Company’s resources and information. This training is mandatory for all employees globally on a regular basis and may be supplemented by various testing initiatives including periodic phishing tests.
The Company leverages third-party expertise for periodic effectiveness testing of its prevention, detection, and response capabilities. The Company also requires all third-party service providers to meet certain cybersecurity requirements, including risk assessment and monitoring activities. In addition, third-party service providers with access to the Company's network are also required to undertake cybersecurity training.
While Garrett focuses heavily on prevention and detection, response and recovery plans, service agreements and partner engagements are in place should there be a need for us to respond to a cybersecurity attack. The Company's response process includes identifying the incident; notifying the executive team, activating the crisis team, assessing the business risk and materiality of the incident; managing the recovery of operations; and performing a post-incident analysis. The Company maintains business continuity and disaster recovery plans. The Company also engages in cyber crisis response simulation to assess our incident response ability and effectiveness.
No cybersecurity incidents have occurred that materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition during the year ended December 31, 2023. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us in the future. See Item 1A. "Risk Factors" for a discussion of cybersecurity risks.
Governance
Role of Management
The Company has a Cyber Risk Governance Council consisting of the Senior Vice President Chief Digital and Information Officer (“CDIO”), the CISO, the IT leadership team, and the legal and cybersecurity teams that focuses on cybersecurity and compliance risks. The Cyber Risk Governance Council meets monthly to review cybersecurity risks and related risk management methodologies. Cybersecurity risks are included in the Company’s ERM as appropriate based on potential impact and vulnerability assessed according to certain set criteria and defined ERM materiality thresholds. Regular discussions over cybersecurity developments and risk mitigation approaches are held by the Cyber Risk Governance Council with the Chief Executive Officer and the senior leadership team.
Role of the Board
The Board of Directors is responsible for overseeing overall risk management for the Company, including review and approval of the enterprise risk management approach and processes implemented by management to identify, assess, manage and mitigate risk. The Board has delegated responsibility for oversight of the Company's cybersecurity framework and risk management to the Audit Committee.
The CDIO and CISO provide reports to the Audit Committee at least semi-annually on the Company’s cybersecurity program including the external threat environment, the Company’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment, and the results of evaluation of the Company’s cybersecurity program by external experts. The Audit Committee, as well as the Board of Directors, is also promptly informed about any information security incidents that may pose significant risk to the Company.

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
As of December 31, 2023, we owned or leased 13 manufacturing sites, five R&D centers and 11 close-to-customer engineering sites. We also have many smaller sales offices, warehouses, cybersecurity and integrated vehicle health management sites and other investments strategically located throughout the world. The following table shows the ownership and regional distribution of our manufacturing sites, R&D centers and customer engineering sites:

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
The Common Stock trades on the Nasdaq Global Select Market under the ticker symbol "GTX".
Holders of Record
As of February 9, 2024, there were 28,036 stockholders of record of our Common Stock.
Dividend Policy
We do not currently anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. The timing, declaration, amount and payment of future dividends to stockholders on shares of our Common Stock, if any, will fall within the discretion of our Board of Directors. Among the items we will consider when establishing a policy with respect to the payment of dividends on our Common Stock will be the capital needs of our business and opportunities to retain future earnings for use in the operation of our business and to fund future growth. Additionally, the terms of our credit facilities limit our ability to pay cash dividends on our Common Stock.
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
The following graph and table illustrate the total return from April 30, 2021, the date of the Company's emergence from Chapter 11 bankruptcy proceedings ("Emergence") through December 31, 2023, for (i) our Common Stock, (ii) the Standard and Poor’s (“S&P”) Small Cap 600 Index, (iii) the average stock performance of a group consisting of the peer companies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Peer Group”), consisting of Adient plc, Allison Transmission Holdings, Inc., American Axle & Manufacturing Holdings, Inc., Aptiv PLC, Autoliv Inc., BorgWarner Inc., Dana Incorporated, Gentex Corporation, Lear Corporation, Magna International Inc., Tenneco Inc., Veoneer, Inc. and Visteon Corporation, and (iv) the average stock performance of a group consisting of the peer companies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Peer Group”), consisting of Adient plc, Allison Transmission Holdings, Inc., American Axle & Manufacturing Holdings, Inc., Aptiv PLC, Autoliv Inc., BorgWarner Inc., Dana Incorporated, Gentex Corporation, Lear Corporation, Magna International Inc. and Visteon Corporation.
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

Indexed Price Performance

$180
$160
$140
$120
$100
$80
$60
4/30/2021
6/30/2021
8/31/2021
10/31/2021
12/31/2021
2/28/2022
4/30/2022
6/30/2022
8/31/2022
10/31/2022
12/31/2022
2/28/2023
4/30/2023
6/30/2023
8/31/2023
10/31/2023
12/31/2023
GTX
S&P Small Cap 600
2022 Peers
2021 Peers

Global Markets Intelligence Group
Recent Sales of Unregistered Securities
In connection with the Transactions (as described below under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations), on June 12, 2023, each share of our then-outstanding Series A Preferred Stock, par value $0.001 per share (the "Series A Preferred Stock"), was converted into one share of Common Stock. Additionally, on June 20, 2023, all prior holders of Series A Preferred Stock received, in respect of each share of Series A Preferred Stock held immediately prior to the conversion, a payment in lieu of the accrued and unpaid dividends on the Series A Preferred Stock through June 30, 2023, plus an additional amount representing the dividends that would have accrued on the Series A Preferred Stock through September 30, 2023. The 175,337,712 shares issued in the conversion and the 18,301,481 shares issued as part of the additional payment were issued pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act.
Additionally, on June 5, 2023, as part of the consideration paid in respect of the purchase of approximately $570 million of shares of Series A Preferred Stock from entities related to each of Centerbridge Partners, L.P. and Oaktree Capital Management, L.P., the Company issued to such entities an aggregate of 7,276,036 in shares of Common Stock, as part of the accrued and unpaid dividends and additional amounts that such entities would have received upon the conversion of the repurchased shares of Series A Preferred Stock (if they had held such shares on the conversion date). These shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
See "Capital Structure Transformation Transactions" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations below.

Issuer Purchases of Equity Securities
On November 16, 2021, the Board of Directors authorized a $100 million share repurchase program valid until November 15, 2022, providing for the purchase of shares of Series A Preferred Stock and Common Stock (the "share repurchase program"). On November 2, 2022, the Board of Directors authorized the extension of the share repurchase program until November 15, 2023. On April 12, 2023, the Board of Directors further authorized an increase in the size of the share repurchase program to an aggregate amount of $250 million available as of that date. On November 1, 2023, the Board of Directors authorized the further extension of the share repurchase program until December 31, 2023, at which date the share repurchase program expired.
The following table summarizes our share repurchase activity for the three months ended December 31, 2023, and additional information regarding our share repurchase program.

Period	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Preferred Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2023 - October 31, 2023	1,657,420	$7.29	—	$—	1,657,420	60,101,840
November 1, 2023 - November 30, 2023	2,816,714	$7.45	—	$—	2,816,714	39,125,995
December 1, 2023 - December 31, 2023	268,829	$7.82	—	$—	268,829	—	(1)
Total	4,742,963	$7.41	—	$—	4,742,963
(1)    The share repurchase program expired on December 31, 2023 with an unused balance of $37 million.
Other than the amounts repurchased as part of our share repurchase program, there were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended December 31, 2023.
On February 13, 2024, the Board of Directors authorized a new $350 million share repurchase program valid until December 31, 2024.
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
Executive Summary
Garrett is a cutting-edge technology leader delivering differentiated solutions for emission reduction and energy efficiency. We design, manufacture, and sell highly engineered turbocharging, air and fluid compression, and high-speed electric motor technologies for OEMs and distributors within the mobility and industrial space. We have significant expertise in delivering products at scale for ICE using gasoline, diesel, natural gas and hydrogen, as well as for zero emission vehicles using hydrogen fuel cell systems, both for mobility and industrial use. As our customers continue to progress on electrification, we apply our technological pillars to develop highly engineered E-Powertrain and E-Cooling compressor products to support their ambition. These products are key enablers for fuel economy, energy efficiency, thermal management, and compliance with emissions standards and overall greenhouse gas and other emission reduction targets.

In 2023, the turbocharger industry increased from approximately 46 million units in 2022 to approximately 50 million units in line with increased volumes in the light vehicle industry. This enabled us to achieve $3,886 million of Net sales for the year.
2023 was also a year of economic volatility which saw elevated interest rates and continued commodity inflation pressures globally. We continued to leverage our variable cost structure to successfully navigate this macroeconomic environment, while increasing our R&D investments by $22 million versus the prior year from 4.2% to 4.6% of Net sales. Our agility furthermore allowed us to achieve Net income of $261 million and Adjusted EBITDA of $635 million for the year.
We continue to build momentum with our turbocharging and zero emission technologies. During 2023, we won nine pre-development contracts for our breakthrough E-Powertrain and E-Cooling applications and six series production awards for our highly differentiated fuel cell compressors.
Capital Structure Transformation
As previously announced, on April 12, 2023, we entered into separate definitive agreements (the "Agreements") with each of Centerbridge Partners, L.P. and funds managed by Oaktree Capital Management, L.P. (collectively, the "C&O Investors") to effect a series of integrated transactions (the "Transaction") designed to increase the attractiveness of the Company to investors, including simplifying our capital structure through a conversion of the Series A Preferred Stock into shares of Common Stock.
Under the Transaction, the Company repurchased 69,707,719 shares of Series A Preferred Stock and converted 175,337,712 shares of Series A Preferred Stock into an equivalent number of Common Stock. Total consideration paid to the holders of Series A Preferred Stock under the Transaction amounted to cash payments of $605 million and the issuance of an additional 25,577,517 shares of Common Stock in settlement of accumulated and unpaid preference dividends on the Series A Preferred Stock through June 30, 2023. The Transaction was financed through a new $700 million Term Loan B (the "2023 Dollar Facility") under the framework of the Company's existing credit agreement.
As part of the Agreement, the C&O Investors agreed with the Company to certain changes to each of their respective governance rights under the Company’s governance documents, including a reduction of their existing board nomination rights, as well as lock-up restrictions on their equity securities of the Company for up to twelve months, and certain limits on their ability to purchase additional equity securities of the Company and to voting limitations, in each case for a period of up to eighteen months.
Other 2023 Events
During 2023, we repaid $200 million on our 2023 Dollar Term Facility and repurchased $213 million of Common Stock in line with our capital allocation priorities. Our share repurchase program expired on December 31, 2023.
Trends, Uncertainties and Opportunities
The macroeconomic environment around us continues to evolve rapidly. Significant uncertainty remains on global economic growth, with continued supply chain disruptions and geopolitical tensions, as well as China facing deflationary pressures and job market deterioration.
In 2023, an increase in BEV production has been observed globally and especially in Europe and China. We expect this trend to continue into 2024. We believe that turbocharger demand will continue to remain strong in the short and medium term, in part due to an expected increase in the penetration of hybrid vehicles in the light vehicle industry, which often requires the use of either a mechanical turbo or an electrical boosting solution. In addition, in the commercial vehicle and industrial industries, diesel resilience to electrification in key use cases, combined with low or zero emission alternative fuels for ICE, like natural gas or hydrogen, is expected to gain momentum in coming years and likewise often require the use of a mechanical turbo or electrical boosting solution.
Disaggregated Revenue
The following tables show our revenues by geographic region and product line for the years ended December 31, 2023, 2022 and 2021.

By Region

	Year Ended December 31,
	2023		2022		2021
	(Dollars in millions)
United States	$744	19%	$694	19%	$565	16%
Europe	1,874	48%	1,734	48%	1,784	49%
Asia	1,201	31%	1,102	31%	1,231	34%
Other International	67	2%	73	2%	53	1%
	$3,886		$3,603		$3,633

By Product Line

	Year Ended December 31,
	2023		2022		2021
	(Dollars in millions)
Diesel	$992	25%	$949	26%	$1,041	29%
Gas	1,720	44%	1,485	41%	1,420	39%
Commercial Vehicle	656	17%	673	19%	705	19%
Aftermarket	456	12%	442	12%	406	11%
Other	62	2%	54	2%	61	2%
	$3,886		$3,603		$3,633

Results of Operations for the Years Ended December 31, 2023, 2022 and 2021
Net Sales

	2023	2022	2021
	(Dollars in millions)
Net sales	$3,886	$3,603	$3,633
% change compared with prior period	7.9%	(0.8)%	19.7%
The change in net sales compared to the prior year is attributable to the following:
For the year ended December 31, 2023, net sales increased compared to prior year by $283 million or 8%, including an unfavorable impact of $14 million or 0% due to foreign currency translation driven by lower Chinese yuan-to-US dollar, partially offset by higher Euro-to-US dollar exchange rates. This increase was driven by higher volumes with growth of both global light vehicles and the turbocharger industry, and faster than expected recovery from China Covid-19 pressures and semiconductor shortages experienced in the prior year. Strong demand for new product launches and ramp-ups along with inflation recoveries net of pricing across all product lines also contributed to the net sales growth.
Gasoline product sales increased by $235 million or 16% (including an unfavorable impact of $20 million or 1% due to foreign currency translation) driven by industry recovery from prior year’s global semiconductor shortages and Covid-related lockdown measures in China, combined with new product launches and ramp-ups across all regions.

Diesel product sales increased by $43 million or 5% (including a favorable impact of $10 million or 2% due to foreign currency translation), driven by strong performance in Europe where diesel remains essential to meet fleet CO2 targets in addition to strong light commercial vehicle performance on existing platforms.
Commercial vehicle sales decreased by $17 million or 3% (including an unfavorable impact of $7 million or 2% due to foreign currency translation), primarily driven by global demand softness influenced by macroeconomic headwinds such as higher interest rates and commodity inflation, partially offset by favorable regional mix.
Aftermarket sales improved by $14 million or 3% (including a favorable impact of $2 million or 0% due to foreign currency translation), primarily on strong demand in Europe and especially in Asia Pacific related to favorable aftermarket conditions including the continued high demand for replacement parts. Recovery in China from the end of the Chinese government's zero Covid-19 policy as well as new product introductions and favorable pricing impact also contributed to the growth.
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
Cost of Goods Sold and Gross Profit

	2023	2022	2021
	(Dollars in millions)
Cost of goods sold	$3,130	$2,920	$2,926
% change compared with prior period	7.2%	(0.2)%	17.3%
Gross profit percentage	19.5%	19.0%	19.5%

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for year ended December 31, 2022	$2,920	$683
Volume	217	89
Product mix	27	(79)
Price, net of inflation pass-through	—	38
Commodity, transportation and energy inflation	30	(30)
Productivity, net	(55)	60
Research & development	14	(14)
Foreign exchange rate impacts	(23)	9
Cost of Goods Sold / Gross Profit for year ended December 31, 2023	$3,130	$756
For the year ended December 31, 2023, cost of goods sold increased by $210 million, primarily driven by our higher sales volumes and an unfavorable product mix, which contributed to increases of $217 million and $27 million, respectively. Cost of goods sold further increased due to $30 million of inflation on commodities, transportation and energy, as well as a $14 million increase in R&D costs which reflects our continued investment in new technologies and related headcount year-over-year. The increase was partially offset by our continued focus on productivity, net of labor inflation, one-time expenses and higher repositioning costs, which contributed a decrease in cost of goods sold of $55 million, and by foreign currency impacts from transactional, translational and hedging effects, which contributed a decrease in cost of goods sold of $23 million.
Gross profit increased by $73 million, mainly driven by higher sales volumes of $89 million and $60 million of productivity net of labor inflation, one-time expenses and higher repositioning costs. We also saw $38 million more of inflation recoveries from customer pass-through agreements net of pricing, and positive foreign currency impacts from transactional, translational and hedging of $9 million. These increases were partially offset by $30 million of inflation on commodities, transportation and energy costs, $79 million of unfavorable impacts from product mix primarily from growth in small-engine gasoline applications, as well as $14 million of higher R&D costs.

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for year ended December 31, 2021	$2,926	$707
Volume	(19)	(8)
Product mix	124	25
Price, net of inflation pass-through	—	125
Commodity & transportation inflation	154	(154)
Productivity, net	(58)	84
Research & development	17	(17)
Foreign exchange rate impacts	(224)	(79)
Cost of Goods Sold / Gross Profit for year ended December 31, 2022	$2,920	$683
For the year ended December 31, 2022, cost of goods sold decreased by $6 million compared to prior year, primarily driven by our lower sales volumes and foreign currency impacts which contributed to decreases of $19 million and $224 million, respectively. Our continued focus on productivity also contributed to a decrease in cost of goods sold of $58 million, net of $10 million of higher premium freight costs driven by supply chain disruptions, transportation constraints and volume volatility. These decreases were partially offset by $154 million of inflation on commodities, transportation and energy costs, as well as $124 million due to an unfavorable product mix. R&D expenses also increased by $17 million which reflects our shift in investment in zero emission technologies.
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
Selling, General and Administrative Expenses

	2023	2022	2021
	(Dollars in millions)
Selling, general and administrative expense	$247	$216	$216
% of sales	6.4%	6.0%	5.9%
For the year ended December 31, 2023, selling, general and administrative (“SG&A”) expenses increased by $31 million compared with the prior year, primarily due to $9 million of legal and advisory fees related to the Transaction, $5 million of labor inflation impact, $6 million of employee repositioning costs, $3 million of higher incentive compensation expense and $5 million unfavorable impact from foreign exchange.
For the year ended December 31, 2022, SG&A expenses remained flat compared to prior year. We saw a $17 million benefit during the year from favorable foreign exchange rates and $2 million of lower employee-related costs which mainly reflected lower incentive compensation expense partially offset by labor inflation. These decreases were offset by $5 million of higher IT expenses in 2022, $4 million of increased travel expenses as Covid-19 restrictions eased, and $10 million of higher bad debt expenses due primarily to a non-recurring bad debt recovery recognized in 2021.
Interest expense

	2023	2022	2021
	(Dollars in millions)
Interest expense	$159	$8	$83
For the year ended December 31, 2023, interest expense increased by $151 million compared to prior year. This increase was mainly due to $33 million of marked-to-market remeasurement losses recorded in the current year on our undesignated interest rate swap contracts versus $68 million of marked-to-market remeasurement gains in the prior year. We also saw $74 million of higher interest expense due to the new $700 million 2023 Dollar Facility and higher interest rates, and $12 million of debt issuance cost amortization primarily due to a $200 million early debt repayment. These increases in interest expense were partially offset by $10 million of interest accretion in the prior year on our Series B Preferred Stock that was fully redeemed in June 2022, and $28 million of gains on our interest derivatives in the current year.
For the year ended December 31, 2022, interest expense decreased by $75 million compared to prior year, primarily due to $61 million of marked-to-market remeasurement gains on our undesignated interest rate swap contracts, $19 million less of interest accretion on the Series B Preferred Stock that was issued at Emergence and fully redeemed in June 2022, and $9 million of interest expense incurred on our pre-Emergence credit facilities. These decreases were partially offset by $14 million of additional interest expense in 2022 on our current credit facilities entered into at Emergence.
Non-operating income

	2023	2022	2021
	(Dollars in millions)
Non-operating income	$(2)	$(47)	$(6)
For the year ended December 31, 2023, non-operating income amounted to $2 million compared to $47 million in the prior year. The decrease in non-operating income was primarily driven by a $30 million decrease in the non-service components of net periodic pension benefits, a $13 million loss on the remeasurement of the Series A Preferred Stock Agreement during the three months ended June 30, 2023, and a $4 million increase in foreign exchange transactional losses.
For the year ended December 31, 2022, non-operating income increased by $41 million compared to prior year. This increase was driven primarily by a $24 million increase in the non-service components of net periodic pension benefits and a $12 million decrease in foreign exchange transactional losses.

Reorganization items, net

	2023	2022	2021
	(Dollars in millions)
Reorganization items, net	$—	$3	$(125)
For the year ended December 31, 2023, there were no expenses incurred for Reorganization items, net.
For the year ended December 31, 2022, reorganization items, net was an expense of $3 million related to professional service fees incurred for the remaining securities litigation from Chapter 11. During the prior year, reorganization items, net amounted to a $125 million gain, representing a $502 million gain on the settlement of Honeywell claims, partially offset by $119 million higher professional service fees related to the Chapter 11 Cases compared to the prior-year period, $79 million related to the termination and an expense reimbursement under a share and asset purchase agreement entered into on the Petition Date by the Debtors, AMP Intermediate B.V. and AMP U.S. Holdings, LLC, $39 million in Directors and Officers insurance related to Chapter 11 Cases, a $19 million write off on debt issuance costs of the debt associated with our pre-petition credit agreement, $13 million in employee stock awards cancellation and $35 million in other costs mainly related to the settlement of unsecured notes.
Tax Expense

	2023	2022	2021
	(Dollars in millions)
Tax expense	$86	$106	$43
Effective tax rate	24.8%	21.4%	7.9%
The effective tax rate increased by 3.4 percentage points in 2023 compared to 2022. The increase was primarily due to the rate change impact on deferred tax assets attributable to the certification by the Chinese government of the High and New Technology Enterprise status of the Company’s China operations, which reduced the tax rate to 15% for the respective entity. Further, withholding tax and other taxes on foreign earnings have comparatively increased due to a one-time non-recurring benefit recorded in 2022 related to accrued taxes on distributable reserves. These increases were partially offset by tax benefits in 2023 in Switzerland due to law changes and in Korea for prior year tax settlements.
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
In January 2019, the Organization for Economic Co-operation and Development (“OECD”) announced further work in continuation of its Base Erosion and Profit Shifting project, focusing on two “pillars.” Pillar One provides a framework for the reallocation of certain residual profits of multinational enterprises to market jurisdictions where goods or services are used or consumed. Pillar Two consists of two interrelated rules referred to as Global Anti-Base Erosion (“GloBE”) Rules, which operate to impose a minimum tax rate of 15% calculated on a jurisdictional basis. On December 20, 2021, the OECD published GloBE model rules and released multiple rounds of commentary on those rules over the subsequent months. More than 135 OECD member countries have agreed to the key parameters of the model rules, which allow those OECD member countries to begin implementing the GloBE rules in a manner consistent with the agreement reached. The rules were adopted by a number of countries in 2023, with an effective date for fiscal years beginning after December 31, 2023. There is no impact on our 2023 tax provision as any tax cost associated with the implementation of the model rules is treated as a period cost and therefore not recorded until 2024.
We do not expect that Pillar One will have an impact on our operations or effective tax rate. Based on currently enacted legislation, we do not expect Pillar Two to have a significant impact to our 2024 effective tax rate. However, further enactment of legislation by countries in which we do business could have an impact on our 2024 effective tax rate.
Net Income

	2023	2022	2021
	(Dollars in millions)
Net Income	$261	$390	$495

For the year ended December 31, 2023, net income decreased by $129 million compared with the prior year, primarily due to $151 million of higher interest expense, $31 million of higher SG&A expenses and $45 million of lower non-operating income, as discussed above. These decreases were partially offset by $73 million of increased gross profit.
For the year ended December 31, 2022, net income decreased by $105 million compared to prior year primarily as a result of lower gross profit of $24 million, a net benefit in 2021 of $125 million in Reorganization items, and higher tax expenses of $63 million. These decreases were partially offset by $75 million of lower interest expense and an increase in non-operating income of $41 million, as described above.
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
1.We define “EBITDA” as our net income calculated in accordance with U.S. GAAP, plus the sum of interest expense net of interest income, tax expense and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of net reorganization items, stock compensation expense, repositioning costs, foreign exchange (gain) loss on debt net of related hedging (gain) loss, loss on extinguishment on debt, discounting costs on factoring, other non-operating income and capital structure transformation expenses; and
2.certain adjustment items, while periodically affecting our results, may vary significantly from period to period and have disproportionate effect in a given period, which affects the comparability of our results.
For 2023, we revised our definition of Adjusted EBITDA to exclude capital structure transformation expenses, which consist of expenses incurred as part of the Transaction. We did not revise prior years' Adjusted EBITDA because there were no other charges similar in nature.
In addition, our management may use Adjusted EBITDA in setting performance incentive targets to align performance measurement with operational performance.
EBITDA and Adjusted EBITDA (non-GAAP)

	Year Ended December 31,
	2023	2022		2021
	(Dollars in millions)
Net income — GAAP	$261	$390		$495
Interest expense, net of interest income	152	6		82
Tax expense	86	106		43
Depreciation	90	84		92
EBITDA (Non-GAAP)	$589	$586		$712
Discounting costs on factoring	4	2		—
Non-operating (income) expense (1)	(6)	(41)		(12)
Reorganization items, net (2)	—	3		(125)
Stock compensation expense (3)	14	11		7
Repositioning costs	13	4		16
Foreign exchange (gain) loss on debt, net of related hedging (gain) loss	(1)	—		9
Capital structure transformation expenses (4)	22	—		—
Loss on extinguishment of debt	—	5		—
Adjusted EBITDA (Non-GAAP)	$635	$570	$570	$607

(1)The adjustment for non-operating (income) expense reflects the non-service component of net periodic pension costs and other income that are non-recurring or not considered directly related to the Company's operations.
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
(3)Stock compensation expense includes only non-cash expenses.
(4)Includes the loss on remeasurement of the Series A Preferred Stock Agreements as well as third-party legal and advisory fees that are directly attributable to the Transaction.
Adjusted EBITDA for the year ended December 31, 2023 compared with year ended December 31, 2022
For the year ended December 31, 2023, net income decreased by $129 million versus the prior year as discussed above within the Results of Operations section.
Adjusted EBITDA increased by $65 million compared to the prior year, mainly on higher volumes primarily in small-engine gasoline applications which drove unfavorable mix impact. Additionally, operational productivity and inflation pass-through net of pricing contributed $69 million improvement year-over-year offsetting $14 million higher R&D investment including new zero emission technologies. The impact of foreign currency impact was zero for the year.
During 2023, we saw strong customer demand increases in diesel and gasoline product lines, in a less disruptive supply chain environment, as the industry recovered from semiconductor shortages experienced in the prior year. Favorable impacts were also experienced from new product launches in gasoline, favorable aftermarket conditions such as continued high demand for replacement parts and new product launches coupled with price increases.
We maintained our focus on productivity in 2023 as rising commodity prices led to higher raw material costs, particularly for steel alloys and nickel. We recovered most of these increases through customer pass-through agreements, especially on nickel, and continue to negotiate with our customers for further pass-through while actively managing our supply base and cost recovery mechanisms to minimize the impact of materials cost inflation. The increased productivity was partially offset by year-over-year labor inflation.
R&D expenses increased $14 million which reflects our continued investment in new technologies, increased hiring to accelerate growth in the new technologies and year-over-year labor inflation.
There was no impact from foreign currency with translational and transactional impacts being offset by hedge remeasurement.

Adjusted EBITDA for the year ended December 31, 2022 compared with year ended December 31, 2021
For the year ended December 31, 2022, net income decreased $105 million versus the prior year as discussed above within the Results of Operations section. Our volumes for 2022 totaled 13.6 million units, representing a decrease of approximately 1% from the prior year.
Adjusted EBITDA decreased by $37 million compared to the prior year mainly due to unfavorable foreign exchange impacts. While we saw increased inflation on commodities, transportation and energy, and we also increased our R&D spending on zero emission technologies, this was more than offset by an improved product mix net of lower volumes, productivity, and inflation pass-through net of pricing. Our Adjusted EBITDA margin decreased by 90 basis points, of which 80 basis points was driven by the unfavorable foreign exchange impacts and inflation pass-through to customers.
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
R&D expenses increased $17 million which primarily reflects our increased investment in zero emission technologies.
Liquidity and Capital Resources
Overview

	December 31,
	2023	2022	2021
	(Dollars in millions)
Cash and cash equivalents	$259	$246	$423
Restricted cash	1	2	41
Revolving Facility - available borrowing capacity	570	475	297
Revolving Facility - borrowings or letters of credit outstanding	—	—	3
Term Loan Facilities - principal outstanding	1,696	1,186	1,223
Bilateral letter of credit facility - remaining available capacity	3	1	27
Bilateral letter of credit facility - utilized capacity	12	14	8
On April 27, 2023, the Company entered into an amendment to its existing credit agreement which provided for additional financing of $700 million in the form of the 2023 Dollar Term Facility and an increase of $95 million in maximum borrowings available under the Company's revolving credit facility (the "Revolving Facility") to an aggregate of $570 million. The proceeds from the 2023 Dollar Term Facility were primarily used to finance the repurchase of shares of Series A Preferred Stock from the C&O Investors as part of the Transaction, and pay fees and expenses incurred in connection with the credit agreement amendment. The 2023 Dollar Term Facility matures on April 30, 2028. Prior to maturity, the 2023 Dollar Term Facility will be repaid quarterly in an amount equal to, during the first two years occurring after the Closing Date, 7.50% per annum of the aggregate principal amount, and thereafter, 10.00% per annum. During the year ended December 31, 2023, we repaid $200 million on our 2023 Dollar Term Facility and $7 million on our 2021 Dollar Term Facility.
As previously disclosed, the Company entered into the Agreements with the C&O Investors to repurchase certain shares and convert all remaining Series A Preferred Stock. As part of the Transaction, all holders of Series A Preferred Stock, including the C&O Investors, received an amount equal to the Accumulated Dividends and Additional Amounts outstanding at repurchase or conversion date (each as defined in Note 21, Equity of the Notes to the Consolidated Financial Statements. As of December 31, 2023, all Series A Preferred Stock had either been repurchased or converted and there are no accumulated unpaid dividends on the Series A Preferred Stock. Refer to Note 21, Equity of the Notes to the Consolidated Financial Statements for further details regarding the Transaction.
For 2024, we expect capital spending to increase slightly as compared to 2023. We expect to repay $7 million on our 2021 Dollar Term Facility. We also expect to pay approximately $36 million related to purchase obligations which were entered into with various vendors in the normal course of business and are consistent with our expected requirements. Finally, we expect to make contributions of approximately $7 million to our non-U.S. pension plans.
We fund our operations primarily through cash flows from operating activities, borrowings from our credit facilities and cash and cash equivalents. We believe the combination of expected cash flows, the term loan borrowings and the revolving credit facilities being committed until 2028, will provide us with adequate liquidity to support the Company's operations.

Share Repurchase Program
On November 16, 2021, the Board of Directors authorized a $100 million share repurchase program valid until November 15, 2022, providing for the purchase of shares of Series A Preferred Stock and Common Stock. On November 2, 2022, the Board of Directors authorized the extension of the share repurchase program by one year, to November 15, 2023. On April 12, 2023, the Board of Directors further authorized an increase in the size of the share repurchase program to an aggregate amount of $250 million available as of that date. On November 1, 2023, the Board of Directors authorized the extension of the share repurchase program through December 31, 2023. For more information, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Issuer Purchases of Equity Securities.
During the year ended December 31, 2023, the Company repurchased less than $1 million of Series A Preferred Stock and $213 million of its Common Stock. The share repurchase program expired on December 31, 2023.
On February 13, 2024, the Board of Directors authorized a new $350 million share repurchase program valid until December 31, 2024.
Off-Balance Sheet Arrangement
The Company did not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2023 and 2022.
Cash Flow Summary for the Years Ended December 31, 2023, 2022 and 2021

Our cash flows from operating, investing and financing activities for the years ended December 31, 2023, 2022 and 2021, as reflected in the Consolidated Financial Statements included in this Annual Report, are summarized as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$465	$375	$(310)
Investing activities	(55)	(91)	(71)
Financing activities	(403)	(482)	139
Effect of exchange rate changes on cash	5	(18)	13
Net increase in cash and cash equivalents	$12	$(216)	$(229)
Cash Flow Summary for the year ended December 31, 2023
Cash provided by operating activities increased by $90 million for the year ended December 31, 2023 versus the prior year. The increase was driven by $63 million of working capital contribution related primarily build-ups of inventory in the prior year. An increase of $32 million in net income, excluding the effects of non-cash items, also contributed to the increase in cash provided by operating activities, partially offset by a decrease in other assets and liabilities of $5 million.
Cash used for investing activities decreased by $36 million for the year ended December 31, 2023 versus the prior year. The decrease is due to $28 million of proceeds from our cross-currency swap contracts which have been designated as net investment hedges of our Euro-denominated operations and $8 million of lower expenditures for property, plant and equipment.
Cash used for financing activities decreased by $79 million for the year ended December 31, 2023 compared with the prior year. Cash flows used for financing activities during the current year included $667 million from the 2023 Dollar Term Facility net of debt financing costs. We paid an aggregate amount of $605 million to holders of the Series A Preferred Stock related to the Transaction, including conversion of the Series A Preferred Stock as discussed above and in Note 21, Equity of the Notes to the Consolidated Financial Statements. We also made payments of $213 million for the repurchase of Common Stock under our share repurchase program and debt repayments of $207 million. In comparison, cash used for financing activities in the prior year was primarily related to the Company's payment of $381 million for the final early redemption of our Series B Preferred Stock (exclusive of $28 million attributable to interest and included in cash from operating activities) and $83 million for dividends on Series A Preferred Stock, while in the current year, there were $42 million in payments of accrued dividends on the Series A Preferred Stock through June 2023.
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

Capital Expenditures
We believe our capital spending in recent years has been sufficient to maintain efficient production capacity, to implement important product and process redesigns and to expand capacity to meet increased demand. We expect capital expenditures in 2024 to increase slightly as compared to 2023, reflecting an increase in investments for zero emission technologies partially offset with lower investments on turbo technologies.
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
We hedge forecasted currency exposure to minimize the earnings exposures arising from foreign currency exchange risk on foreign currency purchases and sales. Under our cash flow hedging program, we designate certain foreign currency forward contracts as cash flow hedges of underlying foreign currency forecasted purchases and sales, with gains and losses on the qualifying derivatives recorded in Accumulated other comprehensive income in the Consolidated Balance Sheet until the underlying forecasted transactions are recognized in earnings. These contracts have varying terms that extend through 2025. We also utilize undesignated foreign currency forward contracts to partially offset gains and losses on the foreign currency remeasurement of balance sheet positions.
Effective with our entry into the Credit Agreement, the Company entered into float-to-float cross-currency swap contracts to limit its exposure to investments in certain foreign subsidiaries exposed to foreign exchange fluctuations. The cross-currency swap contracts have been designated as net investment hedges of its Euro-denominated operations. Gains and losses on the derivatives qualifying as net investment hedges are recorded in Accumulated other comprehensive income within the Consolidated Balance Sheet until the net investment is liquidated or sold.
The Company also uses a float-to-fixed cross-currency swap contract to mitigate the foreign currency risk, as well as interest rate risk, on its 2023 Dollar Facility. The cross-currency swap contract is designated as a cash flow hedge, with changes in the fair value of the derivative recorded in AOCI and reclassified into earnings based upon changes in the spot rate remeasurement of the underlying debt.
As of December 31, 2023, the net fair value of all financial instruments with exposure to currency risk was a $20 million asset. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be $187 million and $(170) million, respectively, at December 31, 2023 exchange rates. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
Interest Rate Risk
Our exposure to risk based on changes in interest rates relates primarily to our Credit Agreement. The Credit Agreement bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement. We manage this risk by entering into interest rate swap contracts to convert floating rate debt to fixed rate debt to reduce market risk associated with changes in interest rates. As of December 31, 2023, the net fair value of all financial instruments with exposure to interest rate risk was a $43 million asset.
For our outstanding borrowings under the Credit Agreement as of December 31, 2023, a 50 basis point increase (decrease) in interest rates would have increased (decreased) our interest expense by $9 million and ($9) million, respectively, compared to the amount of interest that would have been incurred in such period based on the rates of interest in effect at December 31, 2023. For additional information regarding our Credit Agreement, see Note 16, Long-term Debt and Credit Agreements of the Notes to the Consolidated Financial Statements.
Commodity Price Risk
We do not utilize derivative contracts to manage commodity price risk and are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately 76% of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of nickel, aluminum and steel alloys. We have index-based escalators in place with most of our suppliers for raw material inflation / deflation. As our costs change, we may be contractually able to pass through a portion of the changes in commodity prices to certain of our customers in accordance with long-term agreements. Where long-term pass-through agreements are not in place with customers, we generally seek to negotiate additional pricing arrangements with our customers. Assuming current levels of commodity purchases, a 10% variation in the commodity prices could impact our cost of sales by up to approximately $55 million per year prior to any price recovery from customers.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Garrett Motion Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Garrett Motion Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 15, 2024, expressed an unqualified opinion on those consolidated financial statements.

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
February 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Garrett Motion Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Garrett Motion Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements").
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Net Sales and Accrued Liabilities - Variable Consideration– Refer to Notes 3 and 15 to the Financial Statements
Critical Audit Matter Description
As disclosed in Notes 3 and 15 to the financial statements, the Company records net sales at the amount of consideration the Company expects to receive in exchange for transferring the promised goods, which includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. Variability in consideration typically results from discounts and rebates provided to customers. The estimated variable consideration is based primarily on management’s best available information regarding customer negotiations, historical experience, and anticipated future customer pricing strategies. Estimating variable consideration to be received requires significant judgments by management that affect the amount of revenue recorded in the financial statements.
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

•We selected a sample of revenue contracts with variable consideration and performed the following:
◦Obtained contractual documents, including master agreements and other related documents, and evaluated whether management's calculations for variable consideration were consistent with the terms of the contracts.
◦Compared transaction prices to the consideration expected to be received and determined that variable consideration was completely and accurately recorded.

•We tested the accuracy of management's estimate of the variable consideration and performed the following:
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

•We inspected manual revenue journal entries for unusual entries affecting revenue and examined supporting evidence.

Capital Structure Transformation Transaction – Series A Preferred Stock Repurchase and Conversion - Refer to Notes 1 and 21 to the Financial Statements
Critical Audit Matter Description

As disclosed in Notes 1 and 21 to the financial statements, on April 12, 2023 (the “Transaction Date”), the Company entered into separate definitive agreements (the “Agreements”) with Centerbridge Partners L.P. and funds managed by Oaktree Capital Management L.P. to effect a series of integrated transactions (the “Transaction”) to repurchase shares of Series A Preferred Stock and convert the remaining shares of Series A Preferred Stock into an equivalent number of common stock, requiring analysis of the appropriate accounting treatment. The agreements were accounted for as freestanding physically settled forward purchase contracts and recorded at fair value and remeasured through earnings. A Monte-Carlo simulation model was used to determine the Transaction Date fair value of the financial instruments related to the Agreements by simulating a range of possible future stock prices for the Company through the expected settlement date of the Agreements. The significant assumptions utilized in estimating the fair value of the Agreements included a dividend yield, expected volatility, risk free interest rate and share price.
Given the complex accounting analysis behind the Series A Preferred Stock repurchase and conversion, as well as the valuation of the associated financial instruments and respective assumptions used in the valuation, a high degree of auditor judgment was required.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Series A Preferred Stock repurchase and conversion as well as the valuation of the associated financial instruments, included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the Series A Preferred Stock repurchase and conversion as well as controls over the valuation of the forward purchase agreement.

•We read the transaction agreements and together with technical accounting specialists, we reviewed the accounting treatment of the complex financial instruments. We analyzed the transaction agreements to determine if all arrangement terms that may have an impact on accounting treatment were identified and independently evaluated management's accounting for the transaction agreements.

•We tested the cash proceeds (including dividend settlements) from the transaction and tested the mathematical accuracy of the impact of the transaction on the Company’s period end equity balances and period to date changes in equity.

•We engaged valuation specialists in testing the appropriateness of the various input factors used in the Monte Carlo valuation and the amounts recorded. We engaged valuation specialists to develop an independent range of expectations and compared against the Company’s Monte Carlo valuation.

/s/ Deloitte SA
Geneva, Switzerland
February 15, 2024
We have served as the Company’s auditor since 2018.

GARRETT MOTION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions except per share amounts)
Net sales (Note 4)	$3,886	$3,603	$3,633
Cost of goods sold	3,130	2,920	2,926
Gross profit	756	683	707
Selling, general and administrative expenses	247	216	216
Other expense, net (Note 5)	5	2	1
Interest expense	159	8	83
Loss on extinguishment of debt (Note 17)	—	5	—
Non-operating income (Note 6)	(2)	(47)	(6)
Reorganization items, net (Note 1)	—	3	(125)
Income before taxes	347	496	538
Tax expense (Note 7)	86	106	43
Net income	261	390	495
Less: preferred stock dividends (Note 21)	(80)	(157)	(97)
Less: preferred stock deemed dividends (Note 21)	(232)	—	—
Net (loss) income available for distribution	$(51)	$233	$398

(Loss) Earnings per share (Note 24)
Basic	$(0.31)	$0.75	$1.69
Diluted	$(0.31)	$0.75	$1.56

Weighted average common shares outstanding
Basic	166,595,397	64,708,635	69,706,183
Diluted	166,595,397	65,075,992	317,503,300
The Notes to the Consolidated Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Net income	$261	$390	$495
Foreign exchange translation adjustment	(13)	(1)	38
Defined benefit pension plan adjustment, net of tax (Note 26)	(2)	(9)	36
Changes in fair value of effective cash flow hedges, net of tax (Note 19)	(15)	6	10
Changes in fair value of net investment hedges, net of tax (Note 19)	(9)	44	41
Total other comprehensive (loss) income	(39)	40	125
Comprehensive income	$222	$430	$620
The Notes to the Consolidated Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$259	$246
Restricted cash (Note 3)	1	2
Accounts, notes and other receivables, net (Note 8)	808	803
Inventories, net (Note 10)	263	270
Other current assets (Note 11)	75	110
Total current assets	1,406	1,431
Investments and long-term receivables	29	30
Property, plant and equipment, net (Note 13)	477	470
Goodwill (Note 14)	193	193
Deferred income taxes (Note 7)	216	232
Other assets (Note 12)	206	281
Total assets	$2,527	$2,637
LIABILITIES
Current liabilities:
Accounts payable	$1,074	$1,048
Current maturities of long-term debt (Note 16)	7	7
Accrued liabilities (Note 15)	293	320
Total current liabilities	1,374	1,375
Long-term debt (Note 16)	1,643	1,148
Deferred income taxes (Note 7)	27	25
Other liabilities	218	205
Total liabilities	$3,262	$2,753
COMMITMENTS AND CONTINGENCIES (Note 25)
EQUITY (DEFICIT)
Series A Preferred Stock, par value $0.001; 0 and 245,089,671 shares issued and outstanding as of December 31, 2023 and 2022, respectively (Note 21)	—	—
Common Stock, par value $0.001; 1,000,000,000 and 1,000,000,000 shares authorized, 238,543,624 and 64,943,238 issued and 238,249,056 and 64,832,609 outstanding as of December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	1,190	1,333
Retained deficit	(1,922)	(1,485)
Accumulated other comprehensive (loss) income (Note 22)	(3)	36
Total deficit	(735)	(116)
Total liabilities and deficit	$2,527	$2,637
The Notes to the Consolidated Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$261	$390	$495
Adjustments to reconcile net income to net cash provided by operating activities
Reorganization items, net	—	—	(435)
Deferred income taxes	24	46	(36)
Depreciation	90	84	92
Amortization of deferred debt issuance costs	20	8	7
Interest payments on Series B Preferred Stock, net of debt discount accretion	—	(19)	19
Loss on extinguishment of debt	—	5	—
Loss on remeasurement of forward purchase contract	13	—	—
Foreign exchange (gain) loss	(15)	(1)	7
Stock compensation expense	14	11	7
Pension expense	(1)	(28)	(2)
Unrealized loss (gain) on derivatives	51	(65)	1
Other	7	1	(11)
Changes in assets and liabilities:
Accounts, notes and other receivables	1	(102)	18
Inventories	12	(48)	(31)
Other assets	(2)	34	(32)
Accounts payable	8	108	(75)
Accrued liabilities	(8)	(17)	(46)
Obligations payable to Honeywell	—	—	(375)
Other liabilities	(10)	(32)	87
Net cash provided by (used for) operating activities	465	375	(310)
Cash flows from investing activities:
Expenditures for property, plant and equipment	(83)	(91)	(72)
Proceeds from cross-currency swap contracts	28	—	1
Net cash used for investing activities	(55)	(91)	(71)
Cash flows from financing activities:
Proceeds from issuance of Series A Preferred Stock	—	—	1,301
Proceeds from issuance of long-term debt, net of deferred financing costs	667	—	1,221
Payments of long-term debt	(207)	(7)	(1,517)
Payments of revolving credit facilities	—	—	(370)
Payments for dividends	(42)	(83)	—
Repurchases of Series A Preferred Stock	(580)	(7)	(15)
Repurchases of Common Stock	(213)	—	(4)
Repayments of debtor-in-possession financing	—	—	(200)
Payments of Additional Amounts for conversion of Series A Preferred Stock	(25)	—	—
Redemption of Series B Preferred stock	—	(381)	(201)
Payments for Cash-Out election	—	—	(69)
Payments for debt and revolving facility financing costs	(2)	(4)	(7)
Other	(1)	—	—
Net cash (used for) provided by financing activities	(403)	(482)	139
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	5	(18)	13
Net increase (decrease) in cash, cash equivalents and restricted cash	12	(216)	(229)
Cash, cash equivalents and restricted cash at beginning of period	248	464	693
Cash, cash equivalents and restricted cash at end of period	$260	$248	$464
Supplemental cash flow disclosures:
Income taxes paid (net of refunds)	$60	$42	$61
Interest paid	89	65	61
Reorganization items paid	—	5	350
Supplemental schedule of non-cash investing and financing activities:
Issuance of Series B Preferred Stock	—	—	577
The Notes to the Consolidated Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income/(Loss)	Total Deficit
	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2020	—	$—	76	$—	$28	$(2,207)	$(129)	$(2,308)
Net income	—	—	—	—	—	495	—	495
Cash-Out election	—	—	(11)	—	—	(69)	—	(69)
Issuance of Series A Preferred Stock	248	—	—	—	1,301	—	—	1,301
Repurchases of Series A Preferred Stock	(2)	—	—	—	(10)	(5)	—	(15)
Repurchases of Common Stock	—	—	(1)	—	—	(4)	—	(4)
Other comprehensive income, net of tax	—	—	—	—	—	—	125	125
Stock-based compensation	—	—	—	—	7	—	—	7
Balance at December 31, 2021	246	$—	64	$—	$1,326	$(1,790)	$(4)	$(468)
Net income	—	—	—	—	—	390	—	390
Share repurchases	—	—	—	—	(4)	(2)	—	(6)
Other comprehensive loss, net of tax	—	—	—	—	—	—	40	40
Dividends	—	—	—	—	—	(83)	—	(83)
Stock-based compensation	—	—	—	—	11	—	—	11
Balance at December 31, 2022	246	$—	64	$—	$1,333	$(1,485)	$36	$(116)
Net income	—	—	—	—	—	261	—	261
Repurchases of Series A Preferred Stock	(70)	—	—	—	(366)	(201)	—	(567)
Repurchases of Common Stock	—	—	(28)	—	—	(213)	—	(213)
Excise tax on share repurchases	—	—	—	—	—	(8)	—	(8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(39)	(39)
Dividends	—	—	—	—	—	(42)	—	(42)
Issuance of Common Stock for preference dividends	—	—	26	—	209	(209)	—	—
Conversion of Series A Preferred Stock to Common Stock	(176)	—	176	—	—	(25)	—	(25)
Stock-based compensation	—	—	—	—	14	—	—	14
Balance at December 31, 2023	—	$—	238	$—	$1,190	$(1,922)	$(3)	$(735)
The Notes to the Consolidated Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Background and Basis of Presentation
Background

Garrett Motion Inc. (the "Company" or "Garrett") is a cutting-edge technology leader delivering differentiated solutions for emission reduction and energy efficiency. We design, manufacture and sell highly engineered turbocharging, air and fluid compression, and high-speed electric motor technologies for OEMs and distributors within the mobility and industrial space. We have significant expertise in delivering products at scale for ICE using gasoline, diesel, natural gas and hydrogen, as well as for zero emission technologies using hydrogen fuel cell systems, both for mobility and industrial use. As our customers continue to progress on electrification, we are applying our technological pillars to develop highly engineered E-Powertrain and E-Cooling compressor products to support their ambition. These products are key enablers for fuel economy, energy efficiency, thermal management, and compliance with emissions standards and overall greenhouse gas and other emission reduction targets.
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

Capital Structure Transformation Transaction
On April 12, 2023, the Company entered into the Transaction (as defined in Note 21, Equity) to increase the attractiveness of the Company to investors, including simplifying the Company’s capital stock by converting all outstanding Series A Preferred Stock into a single class of Common Stock, subject to certain conditions.
As part of the Transaction, the Company repurchased an aggregate of 69,707,719 shares of Series A Preferred Stock from the C&O Investors (as defined below), and converted all remaining outstanding 175,337,712 shares of Series A Preferred Stock into an equivalent number of shares of Common Stock. The total amounts paid to holders of Series A Preferred Stock in connection with the Transaction included aggregate cash payments of $605 million and the issuance of an additional 25,577,517 shares of Common Stock in settlement of accumulated and unpaid preference dividends on the Series A Preferred Stock through June 30, 2023. The Transaction was financed through a new Term Loan B for an aggregate principal amount of $700 million under the framework of the Company's existing credit agreement. See Note 21, Equity.
The Company recorded the following amounts in the Consolidated Financial Statements related to the repurchase and conversion of its Series A Preferred Stock:

Movements for the Year Ended
December 31, 2023
Consolidated Balance Sheet:	(Dollars in millions)
Cash and cash equivalents	$(605)
Preferred stock, Common stock and Additional Paid-in capital	(157)
Retained earnings	(441)

Year Ended December 31, 2023
Consolidated Statement of Operations:	(Dollars in millions)
Non-operating expenses	$13

The Company also incurred $9 million of Transaction-related costs for the year ended December 31, 2023, primarily for legal and advisory services that are included in Selling, general and administrative expenses in the Consolidated Statement of Operations. See Note 16, Long-term Debt and Credit Agreements for discussion on the new 2023 Dollar Facility and Note 21, Equity for further discussion of the Transaction.

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
Reorganization items, net represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and amounted to an expense of $3 million and a gain of $125 million for the years ended December 31, 2022 and 2021, respectively. There were no Reorganization items, net for the year ended December 31, 2023.
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
Property, Plant and Equipment, Net
Property, plant and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of assets, which are 10 to 50 years for buildings and improvements, 2 to 16 years for machinery and equipment, 3 to 10 years for tooling equipment, and 5 to 7 years for software. Maintenance and repairs are expensed as incurred.
Impairment testing of long lived assets is completed by the Company in accordance with ASC 360, Property, Plant and Equipment. The testing is completed when a triggering event occurs, or at least on an annual basis to assess if any impairment triggering events existed during the year. If a triggering event occurs or is identified, the impairment testing is completed using the two-step impairment model. Asset classes are identified and tested for recoverability by comparing the net carrying value of the asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. If the carrying amount of an asset group is not recoverable, an impairment loss is recognized if the carrying amount exceeds the fair value. The impairment analysis was completed in 2023 with no triggering events identified.
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
Research and Development
Garrett conducts research and development (“R&D”) activities, which consist primarily of the development of new products and product applications. R&D costs are charged to expense as incurred. Such costs are included in Cost of goods sold and were $175 million, $153 million and $136 million, for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, the Company incurs engineering-related expenses which are also included in Cost of goods sold and were $(12) million, $11 million and $22 million for the years ended December 31, 2023, 2022 and 2021, respectively. Engineering-related expenses include customer reimbursements of $46 million, $25 million and $21 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Certain engineering expenses related to long-term supply arrangements are capitalized when defined criteria, such as the existence of a contractual guarantee for reimbursement, are met. As of December 31, 2023 and 2022, $12 million and $1 million, respectively, of such contractually reimbursable costs were capitalized. These amounts are recorded within Other current assets in the Consolidated Balance Sheets.

Government Incentives
The Company receives incentives from governmental entities related to expenses, assets, and other activities. The associated terms of the incentives can vary by country. Government incentives are recorded in the financial statements in accordance with their purpose as a reduction of expense, a reduction of asset cost or other operating or non-operating income. Incentives are recognized when there is probable assurance that the Company will comply with the conditions for the incentives and a reasonable expectation that the funds will be received. Government incentives received prior to being earned are recognized as deferred income whereas incentives earned prior to being received are recognized as receivables. The Company recognized government incentives of $14 million and $25 million in Cost of goods sold and Selling, general and administrative expenses for the years ended December 31, 2023 and 2022, respectively.
Supplier Financing
The Company has supplier financing arrangements with two third-party financial institutions under which certain suppliers may factor their receivables from Garrett. The Company also enters into arrangements with banking institutions to issue bankers acceptance drafts in settlement of accounts payables, primarily in the Asia Pacific region. The bankers acceptance drafts, or guaranteed bank notes, have a contractual maturity of six months or less, and may be held by suppliers until maturity, transferred to their suppliers, or discounted with financial institutions in exchange for cash. Our Consolidated Balance Sheets include supplier financing obligations outstanding of $68 million and $33 million as of December 31, 2023 and 2022, respectively, and guaranteed bank notes outstanding of $193 million and $171 million as of December 31, 2023 and 2022, respectively, recorded within Accounts payable.
Environmental Matters
The Company records liabilities for environmental assessments and remediation activities in the period in which it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments and are regularly evaluated. To the extent that the required remediation procedures change, or additional contamination is identified, the Company’s estimated environmental liabilities may also change. The liabilities are recorded in Accrued liabilities and Other liabilities in the Consolidated Balance Sheets.
Stock-Based Compensation
The principal awards issued under our stock-based compensation plans, which are described in Note 23, Stock-Based Compensation, are performance stock units and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. Compensation expense is recognized over the requisite service periods (generally the vesting period of the equity award) based on the Company's best estimate of ultimate performance against the award targets, and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The Company accounts for forfeitures as they occur.
Pension Benefits
We sponsor defined benefit pension plans covering certain employees, primarily in Switzerland, the U.S. and Ireland. For such plans, we are required to disaggregate the service cost component of net benefit costs and report those costs in the same line item or items in the Consolidated Statements of Operations as other compensation costs arising from services rendered by the pertinent employees during the period. The other non service components of net benefit costs are required to be presented separately from the service cost component. We record the service cost component of Pension expense (income) in Cost of goods sold or Selling, general and administrative expenses. The remaining components of net benefit costs within Pension expense (income), primarily interest costs and assumed return on plan assets, are recorded in Non-operating expense (income). We recognize net actuarial gains or losses in excess of 10% of the greater of the fair value of plan assets or the plans’ projected benefit obligation (the corridor) annually in the fourth quarter each year (“MTM Adjustment”). The MTM Adjustment is recorded in Non-operating expense (income).
Foreign Currency Translation
Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. Dollars are translated into U.S. Dollars using year-end exchange rates. Sales, costs and expenses are translated at the average exchange rates in effect during the year. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income ("AOCI").

Derivative Financial Instruments
We minimize our risks from foreign currency exchange rate fluctuations through our normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. Derivative financial instruments that qualify for hedge accounting must be designated and effective as a hedge of the identified risk exposure at the inception of the contract. Accordingly, changes in fair value of the derivative contract must be highly correlated with changes in fair value of the underlying hedged item at inception of the hedge and over the life of the hedge contract.
All derivatives are recorded on the Consolidated Balance Sheets as assets or liabilities and measured at fair value. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in AOCI and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged items. For derivatives designated as net investment hedges, provided the hedging relationship is highly effective, the changes in fair value of the derivatives are recorded in AOCI until the net investment is liquidated or sold.
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
Earnings per share

Basic earnings per share are calculated using the two-class method, pursuant to the issuance of our Series A Preferred Stock on the Effective Date. The calculation of basic earnings per share requires an allocation of earnings to all securities that participate in dividends with common shares, such as our Series A Preferred Stock, which was converted into Common Stock pursuant to the Transaction, to the extent that each security may share in the Company's earnings. Basic earnings per share are calculated by dividing undistributed earnings allocated to Common Stock by the weighted average number of common shares.

Diluted earnings per share are calculated using the more dilutive of the two-class or if-converted methods. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities. See Note 24, Earnings Per Share for further details.
Related Party Transactions
We lease certain facilities and receive property maintenance services from Honeywell International ("Honeywell"), which as of Emergence was the owner of our Series B Preferred Stock that has since been fully redeemed by the Company, is a holder of our Common Stock and was also a holder of our Series A Preferred Stock prior to the Transaction, as discussed below and in Note 21, Equity. We also contract with Honeywell for the occasional purchase of certain goods and services. Lease and service agreements were made at commercial terms prevalent in the market at the time they were executed. Honeywell is not considered a related party subsequent to the Transaction.
Our payments under the agreements with Honeywell during the period that they were considered a related party amounted to $2 million for the year ended December 31, 2023 and $9 million for the year ended December 31, 2022, as well as for the period from Emergence through December 31, 2021, and were included in Cost of goods sold, and Selling, general and administrative expenses, in our Consolidated Statements of Operations. Related to the agreements with Honeywell, our Consolidated Balance Sheet includes liabilities of $10 million as of December 31, 2022. Liability balances are primarily related to lease contracts of $7 million as of December 31, 2022.

As discussed in Note 21, Equity, in order to effect the Transaction, on April 12, 2023, the Company entered into separate definitive agreements with each of Centerbridge Partners, L.P. (“Centerbridge”) and funds managed by Oaktree Capital Management, L.P. (“Oaktree”), each of which is a holder of our Common Stock and appoints a director to our Board of Directors. Mr. Kevin Mahony, who serves as a Managing Director of Centerbridge, and Mr. Steven Tesoriere, who serves as a Managing Director of Oaktree, have been appointed to our Board of Directors as designees of Centerbridge and Oaktree, respectively. As described more fully in Note 21, Equity, in connection with the Transaction, we paid to Centerbridge and Oaktree an aggregate of approximately $570 million for the repurchase of shares of Series A Preferred Stock, plus an aggregate of approximately $10 million and 7,276,036 shares of Common Stock representing the Additional Amounts and Accumulated Dividends in respect of the repurchased shares of Series A Preferred Stock. Additionally, in connection with the conversion of the Series A Preferred Stock that each of Centerbridge and Oaktree held as of the conversion date, we issued to Centerbridge and Oaktree an aggregate of 65,334,277 shares of Common Stock upon the conversion of an equivalent number of shares of Series A Preferred Stock, plus Additional Amounts and Accumulated Dividends of approximately $9 million and 6,819,540 shares of Common Stock.
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
Reclassifications
Certain reclassifications have been made to prior year amounts to conform to the current year classification in order to increase comparability across periods. Specifically, amounts related to changes in the fair value of undesignated interest derivatives that had previously been recorded in Non-operating income are presented now within Interest expense in the Consolidated Statements of Operations. As a result of such reclassification, Interest expense decreased by $74 million and $10 million for the years ended December 31, 2022 and 2021, respectively, while Non-operating income decreased by $74 million and $10 million for the years ended December 31, 2022 and 2021, respectively. The reclassification had no impact on net income, assets, liability, equity, or cash flows as previously reported.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Standards
In September 2022, the FASB issued ASU 2022-04, Disclosure of Supplier Finance Program Obligations (Topic 405-50): Disclosure of Supplier Finance Purchase Obligations. The amendment in this update requires companies to disclose key terms of supplier financing programs used in connection with the purchase of goods and services, along with information about their obligations under these programs including a rollforward of those obligations. The Company adopted the new guidance as of January 1, 2023. See the Supplier Financing section above for further detail.
Accounting Standards Issued But Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require companies with a single reportable segment to provide all existing segment disclosures, as well as requires incremental segment information to be disclosed. The guidance is effective for fiscal years beginning after December 15, 2023 on a retrospective basis, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the guidance to determine the impact on its disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update increase the transparency around income tax information through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for fiscal years beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the guidance to determine the impact on its disclosures.
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
These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.
The following table summarizes our contract assets and liabilities balances:

	2023	2022
	(Dollars in millions)
Contract assets—January 1	$46	$63
Contract assets—December 31,	38	46
Change in contract assets—Increase/(Decrease)	$(8)	$(17)
Contract liabilities—January 1	$(8)	$(5)
Contract liabilities—December 31,	(11)	(8)
Change in contract liabilities—(Increase)/Decrease	$(3)	$(3)
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
The timing of satisfaction of our performance obligations does not significantly vary from the typical timing of payment, with most cash advances (contract liabilities) and unbilled receivables (contract assets) being settled within 3 months. For some contracts, we may be entitled to receive an advance payment.

We have applied the practical expedient to not disclose the value of remaining performance obligations for contracts with an original expected term of one year or less.
Note 5. Other Expense, Net

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Factoring and notes receivables discount fees	$4	$2	$1
Supplier financing fees	1	—	—
	$5	$2	$1
Note 6. Non-operating income

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Equity income of affiliated companies	$(7)	$(7)	$(7)
Interest income	(7)	(2)	(1)
Pension (income) — non service	(7)	(37)	(13)
Foreign exchange loss	6	2	14
Loss on remeasurement (1)	13	—	—
Others, net	—	(3)	1
	$(2)	$(47)	$(6)
(1)    Relates to the loss on remeasurement of the Series A Preferred Stock Agreement related to the Transaction. Refer to Note 21, Equity.
Note 7. Income Taxes
The sources of income (loss) from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the U.S., are as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Domestic entities	$(94)	$7	$242
Entities outside the U.S.	441	489	296
	$347	$496	$538

Tax expense (benefit)
Tax expense (benefit) consists of:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Current:
Federal	$12	$9	$(1)
State	—	1	—
Foreign	50	50	80
	$62	$60	$79
Deferred:
Federal	$(14)	$9	$(9)
State	1	—	(2)
Foreign	37	37	(25)
	$24	$46	$(36)
	$86	$106	$43
The U.S. federal statutory income tax rate is reconciled to our effective income tax rate as follows:

	Years Ended December 31,
	2023	2022	2021
	(Dollars in millions)
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Taxes on non-U.S. earnings different from U.S. tax	(3.6)%	(3.4)%	(7.6)%
Reserves for tax contingencies	0.2%	(0.4)%	3.7%
Non-deductible and permanent items	—%	0.7%	(14.4)%
Withholding and other taxes on foreign earnings	7.0%	3.9%	5.7%
Tax law changes	(1.7)%	0.1%	—%
Changes in valuation allowance	5.5%	(0.6)%	(0.3)%
All other items	(3.6)%	0.1%	(0.2)%
	24.8%	21.4%	7.9%

The effective tax rate increased by 3.4 percentage points in 2023 compared to 2022. The increase was primarily due to the rate change impact on deferred tax assets attributable to the certification by the Chinese government of the High and New Technology Enterprise status of the Company’s China operations, which reduced the tax rate to 15% for the respective entity. Further, withholding tax and other taxes on foreign earnings have comparatively increased due to a one-time non-recurring benefit recorded in 2022 related to accrued taxes on distributable reserves. These increases were partially offset by current year tax benefits in Switzerland due to law changes (net of valuation allowance) and in Korea for prior year tax settlements.
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
Deferred tax assets (liabilities)
The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

	December 31,
	2023	2022
	(Dollars in millions)
Deferred tax assets:
Intangibles and fixed assets	$139	$173
Pension	4	4
Accruals and reserves	30	33
Net operating losses and other tax attribute carryforwards	35	31
Outside basis differences	13	11
Other	55	34
Total deferred tax assets	276	286
Valuation allowance	(52)	(31)
Net deferred tax assets	$224	$255
Deferred tax liabilities:
Outside basis differences	$(9)	$(5)
Other	(26)	(43)
Total deferred tax liabilities	(35)	(48)
Net deferred tax asset	$189	$207
As of December 31, 2023, the Company had foreign net operating loss carryforwards of approximately $88 million with the majority in the below jurisdictions:

Jurisdiction	Expiration Period	Net Operating Loss Carryforwards
		(Dollars in millions)
Brazil	Indefinite	$55
Luxembourg	2038	23
China	2027	6
Other	Various	4
		$88
We also have net operating loss carryforwards in certain US state jurisdictions, the tax effect of which is not significant.
We maintain a valuation allowance of $52 million against a portion of total deferred tax assets. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through an increase to tax expense in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a reduction to tax expense in the period that such determination is made. Our balance sheet presents a deferred tax asset of $216 million and a deferred tax liability of $27 million after considering jurisdictional netting.
We do not intend to permanently reinvest the majority of undistributed earnings of our foreign subsidiaries and have recorded a deferred tax liability, mainly consisting of withholding taxes, of approximately $15 million as of December 31, 2023.
The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	December 31,
	2023		2022	2021
	(Dollars in millions)
Change in unrecognized tax benefits:
Balance at beginning of year	$71		$80	$60
Gross increases related to current period tax positions	3		4	13
Gross increases related to prior periods tax positions	—		5	31
Gross decreases related to prior periods tax positions	—		—	(21)
Decrease related to resolutions of audits with tax authorities	—		—	—
Expiration of the statute of limitations for the assessment of taxes	(8)	—	(14)	(1)
Foreign currency translation	—		(4)	(2)
Balance at end of year	$66		$71	$80
As of December 31, 2023, 2022, and 2021 there were $66 million, $71 million, and $80 million, respectively, of unrecognized tax benefits that, if recognized, would be recorded as a component of tax expense. The amount of unrecognized tax benefits that is reasonably possible to be resolved in the next twelve months is expected to be approximately $22 million, all of which, if recognized, would reduce tax expense and the effective tax rate.
Estimated interest and penalties related to uncertain tax benefits are classified as a component of tax expense in the Consolidated Statements of Operations and totaled $5 million of expense, $2 million of expense and $3 million of benefit for the years ended December 31, 2023, 2022, and 2021, respectively. Accrued interest and penalties were $34 million, $29 million, and $26 million, as of December 31, 2023, 2022, and 2021, respectively.

We are currently under audit in multiple jurisdictions, primarily India for tax years 2020 through 2022 and U.S. for tax years 2018 through 2020. Based on the outcome of these examinations, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will significantly change from those recorded as liabilities in our financial statements.
Note 8. Accounts, Notes and Other Receivables—Net

	December 31,
	2023	2022
	(Dollars in millions)
Trade receivables	$614	$619
Notes receivables	101	105
Other receivables	99	88
	814	812
Less — Allowance for expected credit losses	(6)	(9)
	$808	$803
Trade receivables include $38 million and $46 million of unbilled balances as of December 31, 2023 and 2022, respectively.
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

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Eligible receivables sold without recourse	$783	$664	$566
Guaranteed bank notes sold without recourse	92	102	—
The expenses related to the sale of trade receivables and guaranteed bank notes are recognized within Other expense, net in the Consolidated Statements of Operations, and were $4 million, $2 million and $1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

	December 31,
	2023	2022
	(Dollars in millions)
Receivables sold but not yet collected by the bank from the customer	$7	$5
Guaranteed bank notes sold but not yet collected by the bank from the customer	—	—
As of December 31, 2023 and 2022, the Company has no guaranteed bank notes pledged as collateral.
Note 10. Inventories—Net

	December 31,
	2023	2022
	(Dollars in millions)
Raw materials	$198	$203
Work in process	21	18
Finished products	85	80
	$304	$301
Less — Reserves	(41)	(31)
	$263	$270
Note 11. Other Current Assets

	December 31,
	2023	2022
	(Dollars in millions)
Prepaid expenses	$15	$16
Taxes receivable	18	12
Advanced discounts to customers, current	16	12
Customer reimbursable engineering	12	1
Foreign exchange forward contracts	12	27
Receivable from transfer agent(1)	—	42
Other	2	—
	$75	$110
(1)    Receivable from transfer agent includes the Series A Preferred Stock dividend that was paid to the transfer agent in December 2022, and settled with shareholders on January 3, 2023. Refer to Note 21, Equity.

Note 12. Other Assets

	December 31,
	2023	2022
	(Dollars in millions)
Advanced discounts to customers, non-current	$41	$51
Operating right-of-use assets (Note 18)	40	44
Income tax receivable	20	22
Pension and other employee related	11	4
Derivatives designated as net investment hedges	37	74
Designated and undesignated derivatives	46	76
Other	11	10
	$206	$281
Note 13. Property, Plant and Equipment, Net

	December 31,
	2023	2022
	(Dollars in millions)
Land and improvements	$14	$15
Buildings and improvements	153	144
Machinery and equipment	732	696
Tooling	435	400
Software	83	76
Construction in progress	96	97
Others	24	25
	1,537	1,453
Less — Accumulated depreciation and amortization	(1,060)	(983)
	$477	$470
Depreciation and amortization expense amounted to $90 million, $84 million and $92 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 14. Goodwill
There were no changes to the carrying amount of goodwill for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
	(Dollars in millions)
Goodwill	$193	$193

Note 15. Accrued Liabilities

	December 31, 2023	December 31, 2022
	(Dollars in millions)
Customer pricing reserve	$57	$50
Compensation, benefits and other employee related	80	69
Repositioning	9	9
Product warranties and performance guarantees - Short-term	18	18
Income and other taxes	42	39
Advanced discounts from suppliers, current	2	8
Customer advances and deferred income (1)	15	29
Accrued interest	26	13
Short-term lease liability (Note 18)	9	9
Freight accrual	9	9
Dividends declared on Series A Preferred Stock	—	42
Designated and undesignated derivatives	12	8
Other (primarily operating expenses)(2)	14	17
	$293	$320
(1)Customer advances and deferred income include $9 million and $8 million of contract liabilities as of December 31, 2023 and 2022, respectively. See Note 4, Revenue Recognition and Contracts with Customers.
(2)Includes $5 million and $3 million of environmental liabilities as of December 31, 2023 and 2022, respectively.
The Company incurs repositioning costs related to projects to optimize our product costs and to right-size our organizational structure. Expenses related to the repositioning costs are included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Statements of Operations.

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2021	$10	$—	$10
Charges	4	—	4
Usage—cash	(5)	—	(5)
Balance at December 31, 2022	9	—	9
Charges	11	2	13
Usage—cash	(11)	—	(11)
Non-cash asset write-offs	—	(2)	(2)
Balance at December 31, 2023	$9	$—	$9
Note 16. Long-term Debt and Credit Agreements
Long Term Debt
On the Effective Date, in accordance with the Plan, the Company entered into a credit agreement (as amended from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. as administrative agent. The Credit Agreement provides for the following long-term senior secured financing (collectively, the "Term Loan Facilities"):
•2021 Dollar Facility: a seven-year secured first-lien U.S. Dollar term loan facility for $715 million;
•2023 Dollar Facility: a five-year secured first-lien U.S. Dollar term loan facility for $700 million; and
•Euro Facility: a seven-year secured first-lien Euro term loan facility for €450 million.

The principal outstanding and carrying amounts of our long-term debt as of December 31, 2023 and 2022 are as follows:

(Dollars in millions)	Maturity Date	Interest Rate	December 31, 2023	December 31, 2022
2021 Dollar Term Facility	April 30, 2028	SOFR plus 351 bps	$699	$706
2023 Dollar Term Facility	April 30, 2028	SOFR plus 450 bps	500	—
Euro Term Facility	April 30, 2028	EURIBOR plus 350 bps	497	480
Total principal outstanding			1,696	1,186
Less: unamortized deferred financing costs			(46)	(31)
Less: current portion of long-term debt			(7)	(7)
Total long-term debt			$1,643	$1,148
The following table summarizes the minimum scheduled principal repayments of long-term debt as of December 31, 2023:

December 31,
(Dollars in millions)
2024	$7
2025	7
2026	17
2027	77
2028	1,588
Total payments on long-term debt	$1,696
Revolving Facility and Letters of Credit
The Credit Agreement also provides for a five-year senior secured first-lien revolving credit facility providing for multi-currency revolving loans (the "Revolving Facility", and together with the Term Loan Facilities, the "Credit Facilities"). The Revolving Facility matures on April 30, 2028 and has a maximum borrowing capacity of $570 million. See discussion in "—Amendments to the Credit Agreement", below).
Under the Revolving Facility, the Company may use up to $125 million for the issuance of letters of credit to its subsidiaries. Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this kind, which issuances will reduce availability under the Revolving Facility. As of December 31, 2023, the Company had no borrowings outstanding under the Revolving Facility, no outstanding letters of credit, and available borrowing capacity of $570 million.
Separate from the Revolving Facility, the Company has a bilateral letter of credit facility, which matures on April 30, 2026. On September 14, 2022, the Company amended the bilateral letter of credit agreement to reduce the available capacity from $35 million to $15 million. As of December 31, 2023, the Company had utilized $12 million and had remaining available capacity of $3 million.

Amendments to the Credit Agreement
The Company entered into a first and second amendment of the Credit Agreement on January 11, 2022 and March 22, 2022, respectively. Under the first amendment, the maximum borrowing capacity under the Revolving Facility was increased from $300 million to $475 million. The London Inter-bank Offered Rate ("LIBOR") was replaced as an available rate at which borrowings under the Revolving Facility could accrue with, for loans borrowed in U.S. Dollars, the daily Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York and for loans borrowed in Australian Dollars, the average bid reference rate administered by ASX Benchmarks Pty Limited.
The second amendment removed the requirement that payments made in cash for the benefit of holders of shares of the Company's Series A Preferred Stock on or before December 31, 2022 be made on a ratable basis to the holders of the Common Stock, and made additional clarifying amendments to certain provisions.
On April 27, 2023, the Company entered into a third amendment to the Credit Agreement (the "Third Amendment") which provided for additional financing consisting of the 2023 Dollar Term Facility. The full amount of the 2023 Dollar

Term Facility was drawn on June 6, 2023 (the "Third Amendment Closing Date"), and the proceeds were primarily used to finance the repurchases of the Series A Preferred Stock as part of the Transaction, and pay fees and expenses incurred in connection with this amendment.
The 2023 Dollar Term Facility will mature on April 30, 2028. Prior to maturity, the 2023 Dollar Term Facility will be repaid quarterly in an amount equal to, during the first two years occurring after the Third Amendment Closing Date, 7.50% per annum of the aggregate principal amount, and thereafter, 10.00% per annum. The Company may prepay the 2023 Dollar Term Facility at any time in whole or in part without premium or penalty, subject to certain exceptions (including for (i) customary breakage and redeployment costs in the case of prepayment of term benchmark rate loans and (ii) certain repricing events occurring during the period from the Third Amendment Closing Date to the date that is twelve months following the Third Amendment Closing Date).
The Third Amendment also provided for (i) a further increase in the maximum borrowing amount under the Revolving Facility by $95 million (the “Incremental Revolving Commitment”) to an aggregate amount of $570 million; and (ii) an extension of the maturity date for the Revolving Facility by two years from April 30, 2026 to April 30, 2028 (or January 30, 2028 if any of the currently outstanding term loans or term loans under the 2023 Dollar Term Facility maturing as of April 30, 2028 remain outstanding as of such date). The Incremental Revolving Commitment has the same terms and is generally subject to the same conditions applicable to the existing revolving facility under the Credit Agreement, except for fees paid in connection with the arrangement of the increased amount.
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
Interest Rate and Fees
The 2021 Dollar Term Facility is subject to an interest rate, at our option, of either (a) an alternate base rate (“ABR”) (which shall not be less than 1.50%) or (b) an adjusted SOFR rate ("SOFR") (which shall not be less than 0.50%), in each case, plus an applicable margin equal to 3.51% in the case of SOFR loans and 2.25% in the case of ABR loans. The Euro Term Facility is subject to an interest rate equal to an adjusted Euro Interbank Offered Rate (“EURIBOR”) (which shall not be less than zero) plus an applicable margin equal to 3.50%. The 2023 Dollar Term Facility bears interest, at the term borrowers' election, at a rate per annum equal to (i) SOFR (subject to a 0.50% floor) plus the applicable margin or (ii) the base rate plus the applicable margin. The applicable margin for loans under the 2023 Dollar Term Facility is 4.50% for SOFR loans and 3.50% for base rate loans.
As of December 31, 2023, the Revolving Facility is subject to an interest rate comprised of an applicable benchmark rate (which shall not be less than 1.00% if such benchmark is the ABR rate and not less than 0.00% in the case of other applicable benchmark rates) that is selected based on the currency in which borrowings are outstanding thereunder, in each case, plus an applicable margin. The applicable margin for the Revolving Facility varies based on our leverage ratio.
Accordingly, the interest rates for the Credit Facilities will fluctuate during the term of the Credit Agreement based on changes in the ABR, EURIBOR and other applicable benchmark rates or future changes in our leverage ratio. Interest payments with respect to the Term Loan Facilities are required either on a quarterly basis (for ABR loans) or at the end of each interest period (for SOFR and EURIBOR loans) or, if the duration of the applicable interest period exceeds three months, then every three months.
In addition to paying interest on outstanding borrowings under the Revolving Facility, the Company is required to pay a quarterly commitment fee based on the unused portion of the Revolving Facility, which is determined by our leverage ratio and ranges from 0.25% to 0.50% per annum.

Prepayments
The Company is obligated to make quarterly principal payments throughout the term of the 2021 Dollar Facility and the 2023 Dollar Term Facility according to the amortization provisions in the Credit Agreement. Such payments may be reduced from time to time in accordance with the terms of the Credit Agreement as a result of the application of loan prepayments made by us, if any, prior to the scheduled date of payment thereof.
We may voluntarily prepay borrowings under the Credit Agreement without premium or penalty, subject to a 1.00% prepayment premium in connection with certain repricing events in connection with the 2023 Dollar Term facility during the period from the Third Amendment Closing Date to the date that is twelve months following the Third Amendment Closing Date and customary "breakage” costs with respect to SOFR and EURIBOR loans. We may also reduce the commitments under the Revolving Facility, in whole or in part, in each case, subject to certain minimum amounts and increments.
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
On July 31, 2023, the Company made an early repayment in the amount of $200 million on the 2023 Dollar Term Facility. The early repayment resulted in incremental amortization on debt issuance cost of $9 million, included within Interest Expense in the Consolidated Statement of Operations.
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
As of December 31, 2023, the Company was in compliance with all its financing covenants.
Note 17. Mandatorily Redeemable Series B Preferred Stock
On the Effective Date, pursuant to the Plan, the Company issued 834,800,000 shares of Series B Preferred Stock to Honeywell in satisfaction of certain claims of Honeywell.
On December 28, 2021, the Company completed a partial early redemption of 345,988,497 shares of Series B Preferred Stock for a cash payment of $211 million including $10 million as interest.
During the year ended December 31, 2022, the Company further redeemed 488,811,503 shares of Series B Preferred Stock, representing the entirety of the remaining outstanding shares, for a total aggregate price of $409 million, of which $28 million related to settlement of accrued interest. A loss on extinguishment of debt of $5 million was recognized in the Consolidated Statement of Operations related to the final early redemption. There are no shares of Series B Preferred Stock outstanding as of December 31, 2023 and 2022.
Note 18. Leases
We have operating leases that primarily consist of real estate, machinery and equipment. Our leases have remaining lease terms of up to 15 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.

The components of lease expense are as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Operating lease cost	$16	$16	$15
Supplemental cash flow information related to operating leases is as follows:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$13	$13	$12
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3	$5	$26
Supplemental balance sheet information related to operating leases is as follows:

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Other assets	$40	$44
Accrued liabilities	9	9
Other liabilities	33	36

	Year Ended December 31,
	2023	2022
Weighted-average lease term (in years)	8.08	8.41
Weighted-average discount rate	5.69%	5.61%
Maturities of operating lease liabilities are as follows:

Year Ended December 31, 2023
(Dollars in millions)
2024	$11
2025	8
2026	7
2027	5
2028	3
Thereafter	18
Total lease payments	52
Less imputed interest	(10)
$42
Note 19. Financial Instruments and Fair Value Measures
Credit and Market Risk
We continually monitor the creditworthiness of our customers to which we grant credit terms in the normal course of business. The terms and conditions of our credit sales are designed to mitigate or eliminate concentrations of credit risk with any single customer.
Foreign Currency Risk Management

The Company is exposed to market risks from changes in currency exchange rates. These exposures may impact future earnings and/or operating cash flows. Our exposure to market risk for changes in foreign currency exchange rates arises from international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and transactions arising from international trade.
We hedge currency exposures with natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency exchange forward contracts. The forward currency exchange contracts are intended to mitigate exposure to foreign exchange rate volatility and the associated impact on earnings related to forecasted foreign currency commitments. Certain of these forward currency exchange contracts are designated as cash flow hedges, whereby the gains and losses on these derivatives are recorded in AOCI until the underlying transactions are recognized in earnings.
As of December 31, 2023 and 2022, we had outstanding designated and undesignated forward currency exchange contracts with aggregate gross notional amounts of $1,171 million and $882 million, respectively, to hedge foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar and Korean Won.
The Company uses a float-to-fixed cross-currency swap contract to mitigate the foreign currency risk, as well as interest rate risk, on its 2023 Dollar Facility. The cross-currency swap contract is designated as a cash flow hedge, with changes in the fair value of the derivative recorded in AOCI and reclassified into earnings based upon changes in the spot rate remeasurement of the underlying debt. The Company also uses float-to-float cross-currency swap contracts to hedge net investments in foreign subsidiaries. These cross-currency swap contracts are designated as net investment hedges, and the gains and losses on these derivatives are recorded in AOCI until the net investment is liquidated or sold.
Interest Rate Risk Management
The Company is also exposed to market value risk associated with interest rate fluctuations on its variable rate term loan debt. To manage interest rate exposure, the Company enters into interest rate swap contracts. Certain of these interest rate swap contracts are designated as cash flow hedges, whereby the gains and losses on these derivatives are recorded in AOCI until the underlying transactions are recognized in earnings.

Fair Value of Financial Instruments
The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 and 2022:

			Fair Value
	Notional Amounts		Assets			Liabilities
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022		December 31, 2023	December 31, 2022
	(Dollars in millions)
Designated instruments:
Forward currency exchange contracts	$456	$565	$11	$22	(a)	$6	$6	(c)
Cross-currency swaps	1,015	715	37	74	(b)	17	—	(d)
Interest rate swaps	200	—	—	—	(b)	—	—
Subtotal	1,671	1,280	48	96		23	6
Undesignated instruments:
Interest rate swaps	917	1,024	46	76	(b)	3	—	(d)
Forward currency exchange contracts	715	317	1	4	(a)	6	2	(c)
Subtotal	1,632	1,341	47	80		9	2
Total designated and undesignated instruments	$3,303	$2,621	$95	$176		$32	$8

(a)Recorded within Other current assets in the Company’s Consolidated Balance Sheets
(b)Recorded within Other assets in the Company’s Consolidated Balance Sheets
(c)Recorded within Accrued liabilities in the Company’s Consolidated Balance Sheets
(d)Recorded within Other liabilities in the Company's Consolidated Balance Sheets
Cash Flow Hedges
During 2023, the Company entered into float-to-fixed interest rate swap contracts with an aggregate notional amount of $200 million and maturities in July 2024 and October 2024. Changes in the fair value of the interest rate swap contracts are recorded in AOCI and will be reclassified to Interest expense in the Consolidated Statement of Operations upon maturity.
The Company also has outstanding forward currency exchange contracts with maturities up to 18 months and an aggregate notional amount of $456 million as of December 31, 2023. These forward currency exchange contracts have been designated as cash flow hedges to mitigate foreign currency exposures primarily on our inventory purchases and manufacturing costs. The gains and losses on the forward currency exchange contracts are recorded in AOCI and reclassified to Cost of goods sold in the Consolidated Statement of Operations when the underlying transactions are recognized in earnings.
In order to mitigate interest rate and foreign currency risk on its 2023 Dollar Facility, the Company also entered during 2023 into a float-to-fixed cross-currency swap contract comprised of an amortizing swap with aggregate notional amount of €280 million ($300 million) and notional exchanges in June 2026, June 2027 and June 2028. Changes in the fair values of the cross-currency swap contract are recognized in AOCI and reclassified to Non-operating income in the Consolidated Statement of Operations, based upon changes in the spot rate remeasurement of the underlying debt. The net interest settlements on the cross-currency swap contract are recorded in Interest expense in the Consolidated Statements of Operations.
All of the Company’s cash flow hedges are assessed as highly effective. For the years ended December 31, 2023 and 2022, the Company recorded a loss of $15 million, net of tax, and a gain of $6 million, net of tax, respectively, in Other comprehensive income.
Net Investment Hedges
The Company has designated float-to-float cross-currency swap contracts with an aggregate notional amount of €615 million ($715 million) as net investment hedges of the Company’s Euro-denominated operations. The fair values of the net investment hedges were net assets of $37 million and $74 million as of December 31, 2023 and 2022, respectively. Our Consolidated Statements of Comprehensive Income includes Changes in fair value of net investment hedges, net of tax, of a $9 million loss and a $44 million gain for the years ended December 31, 2023 and 2022, respectively. No ineffectiveness has been recorded on the net investment hedges.
Non-Designated Derivatives
As of December 31, 2023, the Company has outstanding float-to-fixed interest rate swap contracts with an aggregate notional amount of €830 million ($917 million) and maturities of April 2024, July 2024, October 2024, April 2025, April 2026, April 2027 and April 2028. Changes in the fair value of the undesignated interest rate swap contracts are recorded in Interest expense in the Consolidated Statements of Operations.
The Company also has outstanding forward currency exchange contracts with maturities generally up to 3 months and an aggregate notional amount of $715 million. These derivatives are not designated as hedging instruments and are adjusted to fair value through Non-operating income in the Consolidated Statements of Operations.
Fair Value Measurement
The foreign currency exchange, interest rate swap and cross-currency swap contracts are valued using market observable inputs. As such, these derivative instruments are classified within Level 2. The assumptions used in measuring fair value of the cross-currency swap contracts are considered Level 2 inputs, which are based upon market observable interest rate curves, cross currency basis curves, credit default swap curves, and foreign exchange rates.

The carrying value of Cash, cash equivalents and restricted cash, Account receivables and Notes and Other receivables contained in the Consolidated Balance Sheets approximates fair value.
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2023
	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities	$1,650	$1,692
The Company determined the fair value of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered Level 2.
Note 20. Other liabilities

	December 31,
	2023	2023
	(Dollars in millions)
Income taxes	$99	$99
Designated and undesignated derivatives	20	—
Pension and other employee related	23	21
Long-term lease liability (Note 18)	33	36
Advanced discounts from suppliers	3	6
Product warranties and performance guarantees – Long-term	9	10
Environmental Remediation – Long-term	13	14
Long-term accounts payable	7	8
Other	11	11
	$218	$205
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
Under the terms of the Agreements, the Company repurchased a total of $570 million (“Base Repurchase Price”) from the C&O Investors at a cash price of $8.10 per share which was adjusted to equal the volume-weighted average price of the Common Stock for the fifteen trading days following the announcement of the transactions (the “15 Days VWAP”), subject to a minimum price of $7.875 per share and a maximum price of $8.50 per share. The 15 Days VWAP was subsequently established at a value of $8.177 per share.
As part of the Transaction, all holders of Series A Preferred Stock, including the C&O Investors, received an amount equal to $0.853509 per share of Series A Preferred Stock, representing accumulated and unpaid preference dividends through June 30, 2023 on each share of Series A Preferred Stock (the “Accumulated Dividends”), as well as $0.144375 per share of Series A Preferred Stock, representing the preference dividends that would have accrued on the Series A Preferred Stock through September 30, 2023 (the “Additional Amounts”).
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
•The remaining 175,337,712 shares of Series A Preferred Stock were converted into 175,337,712 shares of Common Stock in accordance with the customary procedures of the Company’s transfer agent, for shares held in registered form, and of the Depository Trust Company, for shares held in street name, and trading of the Series A Preferred Stock on Nasdaq was subsequently suspended;
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
The initial fair value of the Agreements represented a forward purchase liability of $4 million. A loss of $13 million was recognized in Non-operating expense in the Consolidated Statement of Operations to reflect the subsequent remeasurement of fair value of the Agreements due to changes in the market price of the Company’s Common Stock. The difference between the fair value of consideration transferred under the Agreements and the carrying value of the repurchased Series A Preferred Stock, amounting to $201 million, was recorded to Retained Deficit as a deemed dividend on the repurchase of Series A Preferred Stock from the C&O Investors as part of the Transaction. A liability for excise tax, amounting to $6 million, was also recorded to Retained Deficit as a deemed dividend.
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

The following table summarizes the effects of the Transaction on the Consolidated Financial Statements as of and for the year ended December 31, 2023:

	Series A Repurchase	2023 Conversion	Settlement of Accumulated Dividends	Excise tax on Series A Repurchase	Total
	(Dollars in millions)
Consolidated Balance Sheet - increase/(decrease):
Cash and cash equivalents	$(580)	$(25)	$—	$—	$(605)
Accrued liabilities	—	—	—	6	6
Preferred Stock	—	—	—	—	—
Common Stock	—	—	—	—	—
Additional Paid-in capital	(366)	—	209	—	(157)
Retained earnings	(201)	(25)	(209)	(6)	(441)
Consolidated Statement of Operations:
Non-operating expenses	13	—	—	—	13
Consolidated Statement of Cash Flows
Repurchases of Series A Preferred Stock	(580)	—	—	—	(580)
Payments for Additional Amounts for conversion of Series A Preferred Stock	—	(25)	—	—	(25)
The Company also incurred $9 million of Transaction-related costs for the year ended December 31, 2023, primarily for legal and advisory services that are included in Selling, general and administrative expenses in the Consolidated Statement of Operations.
Share Repurchase Program
On November 16, 2021, the Board of Directors authorized a $100 million share repurchase program valid until November 15, 2022, providing for the purchase of shares of Series A Preferred Stock and Common Stock. The share repurchase program was subsequently extended twice until December 31, 2023, and increased to an aggregate amount of $250 million. During the year ended December 31, 2023, the Company repurchased 38,574 shares of Series A Preferred Stock for less than $1 million, and 28,132,785 shares of Common Stock for $213 million under the program. The share repurchase program expired on December 31, 2023.
On February 13, 2024, the Board of Directors authorized a new $350 million share repurchase program valid until December 31, 2024.

Note 22. Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component are shown below:

	Year Ended December 31,
	2023		2022	2021
	(Dollars in millions)
Foreign Exchange Translation Adjustment
Balance at beginning of year	$(44)		$(43)	$(81)
Other comprehensive income (loss) before reclassifications	(13)		(1)	38
Balance at end of year	(57)	(57)	(44)	(43)

Pension Adjustments
Balance at beginning of year	(18)		(9)	(45)
Other comprehensive income (loss) before reclassifications, net (1)	1		18	35
Amounts reclassified from AOCI, net	(3)		(27)	1
Balance at end of year	(20)		(18)	(9)

Changes in Fair Value of Effective Cash Flow Hedges
Balance at beginning of year	13		7	(3)
Other comprehensive income (loss) before reclassifications, net (2)	(2)		24	11
Amounts reclassified from AOCI, net	(13)		(18)	(1)
Balance at end of year	(2)		13	7

Changes in Fair Value of Net Investment Hedges
Balance at beginning of year	85		41	—
Other comprehensive income (loss) before reclassifications, net (3)	(9)		44	41
Balance at end of year	76		85	41

Accumulated other comprehensive income (loss), end of year	$(3)		$36	$(4)
(1)    Net of tax expense (benefit) of $(1) million, $2 million, and $(7) million for the years ended December 31, 2023, 2022 and 2021, respectively. Amounts are included in the computation of net periodic benefit cost. See Note 26, Defined Benefit Pension Plans.
(2)    Net of tax expense (benefit) of $3 million, $(2) million, and $(1) million for the years ended December 31, 2023, 2022 and 2021, respectively.
(3)    Net of tax expense (benefit) of $1 million, $(13) million, and $(10) million for the years ended December 31, 2023, 2022 and 2021, respectively.

Reclassifications from accumulated other comprehensive income (loss) to income were as follows:

	Year Ended December 31,
	2023		2022	2021
	(Dollars in millions)
Pension Adjustments
Reclassification to Non-operating (income) expense	(3)		(31)	1
Tax effect on reclassification to income	—		4	—
Amounts reclassified from AOCI, net	(3)	(3)	(27)	1

Changes in Fair Value of Effective Cash Flow Hedges
Reclassification forward currency exchange contracts to Cost of goods sold	$(23)		$(21)	$(1)
Reclassification cross-currency swaps to Interest expense	(3)		—	—
Reclassification cross-currency swaps to Non-operating expense (income)	10		—	—
Tax effect on reclassification to income	3		3	—
Amounts reclassified from AOCI, net	(13)		(18)	(1)

Total reclassifications for the year	$(16)		$(45)	$—

Note 23. Stock-Based Compensation
Cancellation of Incentive Awards
As part of the Company's Emergence, the Plan provided for the acceleration of all outstanding awards under the Stock Incentive Plan. As of the Effective Date, all outstanding awards were cancelled as follows:
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

2021 Long-Term Incentive Plan
On May 25, 2021, the Garrett Motion Inc. 2021 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) was adopted. The Long-Term Incentive Plan provides for the grant of stock options, stock appreciation rights, performance awards, restricted stock units, restricted stock, other stock-based awards, and cash-based awards to employees and non-employee directors of Garrett or its affiliates, and independent contractors or consultants of Garrett. The maximum aggregate number of shares of our Common Stock that may be issued under the Long-Term Incentive Plan is 31,280,476 shares. As of December 31, 2023, an aggregate of 7,019,770 shares of our Common Stock were awarded, net of forfeitures and 24,260,706 shares of our Common Stock were available for future issuance under the Long-Term Incentive Plan.
Restricted Stock Units
RSUs are issued to certain key employees and directors at fair market value at the date of grant. RSUs typically vest over 3 years or 5 years and when vested, each unit entitles the holder to one share of our Common Stock. The following table summarizes information about RSU activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2021	1,818,309	$8.31
Granted	1,096,012	6.46
Vested	(436,992)	8.40
Forfeited	(75,429)	7.38
Non-vested at December 31, 2022	2,401,900	$7.48
Granted	1,522,111	8.20
Vested	(718,546)	7.46
Forfeited	(170,020)	7.29
Non-vested at December 31, 2023	3,035,445	$7.86
As of December 31, 2023, there was $14 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.98 years.
Performance Stock Units
As of December 31, 2023, an aggregate of 2,828,787 PSU awards were granted to officers and certain key employees under the Long-Term Incentive Plan, which, upon vesting, entitles the holder to shares of our Common Stock. The actual number of shares an employee receives for each PSU depends on the Company’s performance against various measures.
For PSUs granted in 2021, the performance measures are related to absolute total shareholder return (“TSR”) with stock price hurdles, Adjusted EBITDA and Adjusted EBITDA margin, weighted 60%, 20% and 20%, respectively, over a two-year performance period from January 1, 2022 through December 31, 2023 for the TSR measure and a three-year performance period from January 1, 2021 through December 31, 2023 for the Adjusted EBITDA and Adjusted EBITDA margin measures. Each grantee is granted a target level of PSUs and may earn between 0% and 100% of the target level depending on achievement of the performance measures.
For PSUs granted in 2022, the performance measures are based on Adjusted EBITDA and Adjusted EBITDA margin, weighted 50% each, over a three-year performance period from January 1, 2022 through December 31, 2024. The PSUs vest at levels ranging from 0% to 200% of the target level depending on the Company’s performance against the financial measures.
For PSUs granted in 2023, the performance measures are based on Adjusted EBITDA and Adjusted EBITDA margin, weighted 50% each, over a three-year performance period from January 1, 2023 through December 31, 2025. The PSUs vest at levels ranging from 0% to 200% of the target level depending on the Company’s performance against the financial measures.

Additionally, certain PSUs were also granted in 2023 that included a performance measure for relative total shareholder return (“rTSR”) with stock price hurdles measured over a three-year performance period from January 1, 2023 to December 31, 2025. Each grantee is granted a target level of PSUs and may earn between 0% and 200% of the target level depending on the achievement of the rTSR.
The awards associated with the TSR and rTSR performance measures are considered to have a market condition. A Monte-Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company over the performance period. This model requires an input of assumptions including the simulation term, the risk-free interest rate, a volatility estimate for the Company’s shares, and a dividend yield estimate. The simulation term was the period of time between performance period start date and the performance end date. The risk-free interest rate assumption was based on observed interest rates from the Treasury Constant Maturity yield curve consistent with the simulation term. The Company’s volatility estimate was based on the historical volatilities of peers over a historical period consistent with the simulation term. The Company does not expect to pay a dividend on the Common Stock during the applicable term. The fair value of the PSUs granted in 2021 and 2023 were estimated using the following assumptions:

Monte Carlo Assumptions	PSUs Granted in 2021	PSUs Granted in 2023
Volatility	64.01%	85.01%
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.24%	4.26%
The following table summarizes information about PSU activity related to both the Stock Incentive Plan and the Long-Term Incentive Plan for each of the periods presented:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2021	1,472,875	$8.67
Granted	301,260	6.79
Vested	—	—
Forfeited	(52,092)	8.15
Non-vested at December 31, 2022	1,722,043	$8.60
Granted	1,204,831	9.37
Vested	—	—
Forfeited	(98,087)	7.91
Non-vested at December 31, 2023	2,828,787	$8.80
The fair value of the TSR-based PSUs is based on the output of the Monte Carlo simulation model noted above and the PSUs not containing a market condition are based on the fair market value of the Company’s common stock at the grant date. The number of underlying shares to be issued will be based on actual performance achievement over the performance period.
The fair value of each PSU grant is amortized monthly into compensation expense on a graded vesting (accelerated) basis over a vesting period of 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award and is adjusted as required for the performance-based conditions. As the payout of PSUs granted in 2021 includes dividend equivalents, no separate dividend yield assumption is required in calculating the fair value of those PSUs. The Company currently does not pay dividends on its common stock.
As of December 31, 2023, there was $9 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.83 years.
Stock-Based Compensation Expense
The following table summarizes the impact to the Consolidated Statement of Operations from the Company's incentive awards:

	Year Ended December 31,
	2023	2022	2021
	(Dollars in millions)
RSUs	$9	$6	$4
PSUs	5	5	2
Stock-based compensation expense	14	11	6
Continuity Awards	—	—	5
Reorganization items, net	—	—	9
Future income tax benefits recognized	2	1	2

Note 24. Earnings Per Share
Earnings per share is calculated using the two-class method pursuant to the issuance of our Series A Preferred Stock on the Effective Date. Our Series A Preferred Stock, which was converted into Common Stock pursuant to the Transaction, was considered a participating security because holders of the Series A Preferred Stock were entitled to such dividends paid to holders of Common Stock to the same extent on an as-converted basis. The two-class method requires an allocation of earnings to all securities that participate in dividends with common shares, such as our Series A Preferred Stock, to the extent that each security may share in the entity’s earnings. Basic earnings per share are then calculated by dividing undistributed earnings allocated to common stock by the weighted average number of common shares outstanding for the period. The Series A Preferred Stock was not included in the computation of basic earnings per share in periods in which we have a net loss, as the Series A Preferred Stock was not contractually obligated to share in our net losses.
Diluted earnings per share are calculated using the more dilutive of the two-class or if-converted methods. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities.

The details of the earnings per share calculations for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31
	2023	2022	2021
	(Dollars in millions except per share amounts)
Basic earnings per share:
Net Income	$261	$390	$495
Less: preferred stock dividend	(80)	(157)	(97)
Less: preferred stock deemed dividends	(232)	—	—
Net (loss) income available for distribution	(51)	233	398
Less: earnings allocated to participating securities	—	(184)	(280)
Net (loss) income available to common shareholders	(51)	49	118
Weighted average common shares outstanding - Basic	166,595,397	64,708,635	69,706,183
EPS – Basic	$(0.31)	$0.75	$1.69

Diluted earnings per share:
Method used:	Two-class	Two-class	If-converted
Weighted average common shares outstanding - Basic	166,595,397	64,708,635	69,706,183
Dilutive effect of unvested RSUs and other contingently issuable shares	—	367,357	28,155
Dilutive effect of participating securities	—	—	247,768,962
Weighted average common shares outstanding – Diluted	166,595,397	65,075,992	317,503,300
EPS – Diluted	$(0.31)	$0.75	$1.56
For the periods where a net loss attributable to common shareholders is present, dilutive securities have been excluded from the calculation of diluted net loss per share attributable to common stockholders as including them would have been anti-dilutive. For the year ended December 31, 2023, the weighted-average number of unvested RSUs and other contingently issuable shares excluded from the computations was 1,490,117 shares.
The diluted earnings per share calculations exclude the effect of stock options when the options’ assumed proceeds exceed the average market price of the common shares during the period. For the years ended December 31, 2021, the weighted average number of stock options excluded from the computations was 131,623. There were no options outstanding as of December 31, 2023 and 2022, 2021.
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

On May 2, 2022, the plaintiffs filed a Third Amended Complaint (“TAC”) against all of the foregoing Defendants apart from Alessandro Gili and Su Ping Lu. On June 24, 2022, defendants moved to dismiss the TAC in its entirety, with prejudice. Plaintiffs filed their opposition on August 16, 2022, and defendants filed their reply brief on September 23, 2022. On September 22, 2022, the action was reassigned from Judge John P. Cronan to Judge Jennifer L. Rochon, who was recently appointed. On March 31, 2023, the action was dismissed with prejudice. On April 19, 2023, the plaintiffs filed a timely notice of appeal of the trial court's decision to the United States Court of Appeals for the Second Circuit. The plaintiffs filed their opening brief on August 1, 2023. The defendants filed their opposition on October 31, 2023 and the plaintiffs filed their reply brief on November 21, 2023. No date for oral argument has yet been set by the Court.
Brazilian Tax Matters
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits (“Befiex Credits”) between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of December 31, 2023 was $39 million including penalties and interest. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.
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

	Year Ended December 31,
	2023	2022
	(Dollars in millions)
Beginning of year	$28	$32
Accruals for warranties/guarantees issued during the year	13	15
Settlement of warranty/guarantee claims	(14)	(17)
Foreign currency translation	—	(2)
	$27	$28

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

	Pension Benefits
	U.S. Plans	U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
	2023	2022	2023	2022
	(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of the year	$168	$208	$167	$229
Service cost	—	1	6	7
Interest cost	8	5	5	2
Actuarial losses (gains)	5	(39)	7	(65)
Benefits paid and employee contributions	(10)	(10)	2	3
Settlements and curtailments(1)	—	—	(16)	(10)
Foreign currency translation	—	—	11	(9)
Other	—	3	4	10
Benefit obligation at end of the year	171	168	186	167
Change in plan assets:
Fair value of plan assets at beginning of the year	169	223	152	182
Actual return on plan assets	14	(44)	16	(28)
Employer contributions	—	—	7	7
Benefits paid and employee contributions	(10)	(10)	2	3
Settlements and curtailments(1)	—	—	(16)	(10)
Foreign currency translation	—	—	10	(7)
Other	—	—	4	5
Fair value of plan assets at end of year	173	169	175	152
Funded status of plans	$2	$1	$(11)	$(15)
Amounts recognized in Consolidated Balance Sheet consist of:
Non-current assets(2)	2	1	9	2
Non-current liabilities(3)	—	—	(20)	(17)
Net amount recognized	$2	$1	$(11)	$(15)
(1)In Switzerland, the total lump sum benefit payments of $16 million and $10 million were greater than the service cost and interest cost for the years ended December 31, 2023 and 2022, respectively, therefore settlement accounting was applied. Following the settlement accounting, part of the previously unrecognized gain amounting to approximately $1 million and $1 million, respectively, was recognized as a gain on pension settlement.
(2)Included in Other assets in the Consolidated Balance Sheets.
(3)Included in Other liabilities in the Consolidated Balance Sheets.
Amounts recognized in AOCI associated with our significant pension and other postretirement benefit plans as of December 31, 2023 and 2022 are as follow:

	Pension Benefits
	U.S. Plans	U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
	2023	2022	2023	2022
	(Dollars in millions)
Prior service cost (credit)	$—	$(1)	$(7)	$(7)
Net actuarial loss (gain)	11	13	(12)	(14)
Net amount recognized	$11	$12	$(19)	$(21)

The components of net periodic benefit (income) cost for our significant pension and other postretirement benefit plans are as follow:

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
Net Periodic Benefit Cost	2023	2022	2021	2023	2022	2021
	(Dollars in millions)
Service cost	$—	$1	$1	$6	$7	$10
Interest cost	8	5	4	5	2	1
Expected return on plan assets	(8)	(9)	(10)	(9)	(6)	(6)
Amortization of prior service (credit) cost	—	—	—	(1)	(1)	(1)
Recognition of actuarial (gains) losses	—	—	—	(1)	(27)	—
Settlements and curtailments	—	—	—	(1)	(1)	—
Net periodic benefit (income) cost	$—	$(3)	$(5)	$(1)	$(26)	$4
The components of net periodic benefit (income) cost and other amounts recognized in Other comprehensive (income) loss for our significant pension and other postretirement benefit plans include the following components:

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	U.S. Plans			Non-U.S. Plans
	2023	2022	2021	2023	2022	2021
	(Dollars in millions)
Actuarial (gains) losses	$(1)	$14	$(10)	$—	$(33)	$(34)
Prior service (credit) cost	—	—	—	—	—	—
Recognition of prior service credit (cost)	—	—	—	1	1	1
Recognition of actuarial gains (losses)	—	—	—	2	30	—
Foreign currency translation	—	—	—	(2)	—	—
Total recognized in other comprehensive (income) loss	$(1)	$14	$(10)	$1	$(2)	$(33)
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$(1)	$11	$(15)	$—	$(28)	$(29)
The main actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for our significant benefit plans are presented in the following table as weighted averages.

	Pension Benefits
	U.S. Plans			Non-U.S. Plans
	2023	2022	2021	2023	2022	2021
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	5.02%	5.21%	2.95%	2.36%	2.91%	0.86%
Expected annual rate of compensation increase	3.00%	4.98%	3.20%	2.38%	4.93%	2.07%
Interest credited to accounts (1)	—%	—%	—%	2.65%	3.00%	1.50%
Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31:
Discount rate—benefit obligation	5.21%	2.95%	2.65%	2.91%	0.80%	0.46%
Discount rate—service cost	5.23%	3.00%	3.37%	2.91%	0.82%	0.23%
Discount rate—interest cost	5.09%	2.38%	2.86%	2.94%	0.73%	0.63%
Expected rate of return on plan assets	4.98%	3.97%	4.88%	4.94%	3.36%	3.60%
Expected annual rate of compensation increase	3.00%	3.20%	3.57%	2.43%	1.99%	1.80%
(1)Only applicable to the defined benefit pension plan in Switzerland.

The discount rates for our significant pension plans reflect the current rates at which the associated liabilities could be settled at the measurement date of December 31, 2023. To determine the discount rates, we use a modeling process that involves matching the expected cash outflows of our benefit plans to a yield curve constructed from a portfolio of high quality, fixed-income debt instruments. We use the single weighted-average yield of this hypothetical portfolio as a discount rate benchmark.
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
For non-U.S. benefit plans, actuarial assumptions reflect economic and market factors relevant to each country.
The following amounts relate to our significant pension plans with accumulated benefit obligations exceeding the fair value of plan assets.

	December 31,
	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022
	(Dollars in millions)
Projected benefit obligation	$—	$—	$87	$89
Accumulated benefit obligation	—	—	84	85
Fair value of plan assets	—	—	76	72
Our U.S. pension asset investment strategy focuses on maintaining a diversified portfolio using various asset classes in order to achieve market exposure and diversification on a risk adjusted basis. Our target allocations are as follows: 91% fixed income investments, 8% global equity securities, and 1% real estate investments. Fixed income investments include corporate and government issues with a target duration close to that of the plan liability. Global equity securities include mutual funds that invest in companies located both inside and outside the United States. The real estate fund invests in real estate investment trusts – companies that purchase office buildings, hotels and other real estate property. Our assets are reviewed on a daily basis to ensure that we are within the targeted asset allocation ranges and, if necessary, asset balances are adjusted back within target allocations.
Our non-U.S. pension assets are typically managed by decentralized fiduciary committees. Our non-U.S. investment policies are different for each country as local regulations, funding requirements, and financial and tax considerations are part of the funding and investment allocation process in each country.

The fair values of both our U.S. and non-U.S. pension plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2023
	Total	Level 1	Level 2		Level 3
	(Dollars in millions)
Cash and cash equivalents	$3	$3	$—		$—
Equity funds	7	—	7		—
Government bond funds	51	—	51		—
Corporate bond funds	103	—	103		—
Real estate funds	7	—	7		—
Other	2	—	2		—
Total assets at fair value	$173	$3	$170	$170	$—

	U.S. Plans
	December 31, 2022
	Total	Level 1	Level 2		Level 3
	(Dollars in millions)
Cash and cash equivalents	$1	$1	$—		$—
Equity funds	21	—	21		—
Government bond funds	36	—	36		—
Corporate bond funds	97	—	97		—
Real estate funds	11	—	11		—
Other	3	—	3		—
Total assets at fair value	$169	$1	$168		$—

	Non-U.S. Plans
	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash and cash equivalents	$7	$7	$—	$—
Money market funds	28	28	—	—
Equity funds	56	—	56	—
Government bond funds	20	—	20	—
Real estate funds	17	—	17	—
Diversified mutual funds	40	—	40	—
Other	7	—	7	—
Total assets at fair value	$175	$35	$140	$—

	Non-U.S. Plans
	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash and cash equivalents	$3	$3	$—	$—
Equity funds	83	—	83	—
Government bond funds	27	—	27	—
Corporate bond funds	9	—	9	—
Real estate funds	17	—	17	—
Other	13	—	13	—
Total assets at fair value	$152	$3	$149	$—
Equity funds, corporate bond funds, government bond funds, real estate funds, swap funds and short-term investments are valued either by bids provided by brokers or dealers or quoted prices of securities with similar characteristics. Other includes diversified mutual funds. These investments are valued at estimated fair value based on quarterly financial information received from the investment advisor and/or general partner.
Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We were not required to make any contributions to our U.S. pension plan in 2023. In 2023, contributions of $7 million were made to our non-U.S. pension plans to satisfy regulatory funding requirements. In 2024, we expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both our U.S. and non-U.S. pension plans do not reflect benefits paid directly from Company assets.
Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in millions)
2024	$11	$4
2025	12	5
2026	12	6
2027	12	6
2028	12	7
2029-2033	61	46

Note 27. Concentrations
Sales concentration—Net sales by region (determined based on country of shipment) and channel are as follows:

	Year Ended December 31, 2023
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$539	$200	$5	$744
Europe	1,654	179	41	1,874
Asia	1,132	52	17	1,201
Other International	42	25	—	67
	$3,367	$456	$63	$3,886

	Year Ended December 31, 2022
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$478	$213	$3	$694
Europe	1,550	157	27	1,734
Asia	1,031	47	24	1,102
Other International	48	25	—	73
	$3,107	$442	$54	$3,603

	Year Ended December 31, 2021
	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$383	$176	$6	$565
Europe	1,602	155	27	1,784
Asia	1,153	50	28	1,231
Other International	28	25	—	53
	$3,166	$406	$61	$3,633
Customer concentration—Net sales to Garrett’s largest customers and the corresponding percentage of total net sales are as follows:

	Net sales Year Ended December 31,
	2023	%	2022	%	2021	%
	(Dollars in millions)
Customer A	$364	9	$350	10	$347	10
Customer B	474	12	444	12	480	13
Others	3,048	79	2,809	78	2,806	77
	$3,886	100	$3,603	100	$3,633	100
Long-lived assets concentration—Long-lived assets by region are as follows:

	Long-lived Assets (1) December 31
	2023	2022
	(Dollars in millions)
United States	$12	$16
Europe	288	276
Asia	154	158
Other International	23	20
	$477	$470
(1)Long-lived assets are comprised of property, plant and equipment–net.

Supplier concentration—The Company’s largest supplier accounted for 6%, 7% and 6% of direct materials purchases for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 28. Unaudited Quarterly Financial Information

The following tables show selected unaudited quarterly results of operations for the years ended December 31, 2023 and 2022. The quarterly data have been prepared on the same basis as the audited annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our results of operations for these periods.

	2023
	March 31	June 30	September 30	December 31	Year Ended December 31
	(Dollars in millions)
Net sales	$970	$1,011	$960	$945	$3,886
Gross profit	189	202	176	189	756
Net income	81	71	57	52	261
Net income (loss) available for distribution	41	(201)	57	52	(51)
Earnings (loss) per share - basic	0.13	(1.88)	0.23	0.22	(0.31)
Earnings (loss) per share - diluted	0.13	(1.88)	0.23	0.22	(0.31)
Earnings (loss) per share - diluted method (1)	Two-class	Two-class			Two-class

	2022
	March 31	June 30	September 30	December 31	Year Ended December 31
	(Dollars in millions)
Net sales	$901	$859	$945	$898	$3,603
Gross profit	175	169	178	161	683
Net income	88	85	105	112	390
Net income available for distribution	50	46	65	72	233
Earnings per share - basic	0.15	0.15	0.21	0.23	0.75
Earnings per share - diluted	0.15	0.15	0.21	0.23	0.75
Earnings per share - diluted method	Two-class	Two-class	Two-class	Two-class	Two-class

(1)As our Series A Preferred Stock was converted into Common Stock pursuant to the Transaction, diluted earnings per share for the quarters ended September 30, 2023 and December 31, 2023 is computed using the weighted-average number of common shares outstanding during the period plus the dilutive effect of common stock equivalents using the treasury stock method.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Deloitte SA, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information with respect to this Item will be set forth in our 2024 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023. For the limited purpose of providing the information necessary to comply with this Item 10, the 2024 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation
Information with respect to this Item will be set forth in our 2024 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023. For the limited purpose of providing the information necessary to comply with this Item 11, the 2024 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item will be set forth in our 2024 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023. For the limited purpose of providing the information necessary to comply with this Item 12, the 2024 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item will be set forth in our 2024 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023. For the limited purpose of providing the information necessary to comply with this Item 13, the 2024 Proxy Statement is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
Information with respect to this Item will be set forth in our 2024 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023. For the limited purpose of providing the information necessary to comply with this Item 14, the 2024 Proxy Statement is incorporated herein by this reference.

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

GARRETT MOTION INC.
Schedule II-Valuation and Qualifying Accounts

For and as of the year ending:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Foreign Exchange Translation Adjustment	Balance at End of Period
	(Dollars in millions)
December 31, 2023
Allowance for expected credit losses	$9	$2	$(5)	$—	$6
Inventory reserves	31	13	(4)	1	41
Tax valuation allowance	31	20	(1)	2	52
December 31, 2022
Allowance for expected credit losses	$5	$4	$—	$—	$9
Inventory reserves	29	7	(3)	(2)	31
Tax valuation allowance	32	—	(1)	—	31
December 31, 2021
Allowance for expected credit losses	$13	$3	$(11)	$—	$5
Inventory reserves	41	5	(15)	(2)	29
Tax valuation allowance	34	5	(4)	(3)	32

3.The exhibits to this report are listed below

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Amended Debtors’ Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated April 26, 2021	8-K	001-38636	2.1	4/27/2021
3.1	Second Amended and Restated Certificate of Incorporation of Garrett Motion Inc., dated April 30, 2021	8-K	001-38636	3.1	4/30/2021

3.2	Amended and Restated Certificate of Designations of Series A Cumulative Convertible Preferred Stock of Garrett Motion Inc.	8-K	001-38636	3.1	4/28/2022
3.3	Amendment No. 2 to Certificate of Designation of Series A Cumulative Convertible Preferred Stock of Garrett Motion Inc.	DEF 14C	001-38636		2/9/2022
3.4	Amended and Restated Certificate of Designation of Series A Cumulative Convertible Preferred Stock of Garrett Motion Inc. (redline version)	DEF 14C	001-38636		2/9/2022
3.5	Certificate of Elimination with respect to Series A Preferred Stock	10-Q	001-38636	3.4	7/27/2023
3.6	Certificate of Elimination with respect to Series B Preferred Stock	10-Q	001-38636	3.5	7/27/2023
3.7	Fourth Amended and Restated By-laws of Garrett Motion Inc.	8-K	001-38636	5.0	12/7/2023
4.1	Description of Capital Stock					*
10.1†	Offer Letter for Olivier Rabiller, dated May 2, 2018	10-12B	001-38636	10.1	8/23/2018
10.2†	Offer Letter for Thierry Mabru, dated June 1, 2018	10-12B	001-38636	10.4	8/23/2018
10.3†	Offer Letter for Craig Balis, dated June 1, 2018	10-12B	001-38636	10.5	8/23/2018
10.4†	Employment Contract, dated May 29, 2020, between Garrett Motion Sàrl, Garrett Motion Inc. and Sean Deason	10-Q	001-38636	10.1	7/30/2020
10.5†	Offer Letter for Jérôme Maironi, dated June 1, 2018	10-Q	001-38636	10.1	5/11/2020
10.6†	Non-Employee Director Compensation Program	10-K	001-38636	10.20	2/27/2020
10.7†	Severance Pay Plan for Designated Executive Employees of Garrett Motion Inc.	10-K	001-38636	10.21	2/27/2020
10.8†	Form of Continuity Award Agreement	8-K	001-38636	10.1	6/19/2020
10.9†	Garrett Motion Inc. 2021 Long-Term Incentive Plan	8-K	001-38636	10.1	5/28/2021
10.10†	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement	8-K	001-38636	10.2	5/28/2021
10.11†	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement 2021 Performance-Based (Stock Price)	8-K	001-38636	10.3	5/28/2021
10.12†	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement 2021 Performance-Based (EBITDA)	8-K	001-38636	10.4	5/28/2021
10.13†	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Non-Employee Director Restricted Stock Unit Award Agreement	8-K	001-38636	10.5	5/28/2021
10.14†	2023 Garrett Motion Inc. Severance Plan for Designated Officers	10-Q	001-38636	10.4	7/27/2023
10.15	Credit Agreement, dated April 30, 2021, among Garrett Motion Inc., Garrett LX I S.à r.l., Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-38636	10.1	4/30/2021
10.16	Amendment No. 1, dated January 11, 2022, to the Credit Agreement, dated April 30, 2021, among Garrett Motion Inc., Garrett LX I S.à r.l., Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-K	001-38636	10.31	2/14/2022

10.17	Amendment No. 2, dated March 23, 2022, to the Credit Agreement, dated April 30, 2021, among Garrett Motion Inc., Garrett LX I S.à r.l., Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent	POS AM	333-256659	10.1	6/9/2022
10.18	Amendment No. 3, dated April 27, 2023, to the Credit Agreement, dated April 30, 2021, among Garrett Motion Inc., Garrett LX I S.à r.l., Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-38636	10.1	5/01/2023
10.19	Series A Investor Rights Agreement, dated as of April 30, 2021, among Garrett Motion Inc. and the investors named therein	8-K	001-38636	10.2	4/30/2021
10.20	Registration Rights Agreement, dated as of April 30, 2021, among Garrett Motion Inc. and the holders party thereto	8-K	001-38636	10.3	4/30/2021
10.21	Transaction Agreement, dated April 12, 2023, by and among Garrett Motion Inc. and Centerbridge Credit Partners Master, L.P. and Centerbridge Special Credit Partners III-Flex, L.P.	8-K	001-38636	10.1	4/14/2023
10.22	Transaction Agreement, dated April 12, 2023, by and among Garrett Motion Inc. and Oaktree Value Opportunities Fund Holdings, L.P., OCM Opps GTM Holdings, LLC, Oaktree Phoenix Investment Fund LP and Oaktree Opportunities Fund Xb Holdings (Delaware) L.P.	8-K	001-38636	10.2	4/14/2023
21.1	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
97	Garrett Motion, Inc. Clawback Policy					*
99.1	Order of the Bankruptcy Court, dated April 26, 2021, confirming the Amended Debtors’ Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code	8-K	001-38636	2.1	4/27/2021
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*
*    Filed herewith
**    Furnished herewith
†    Management contract or compensation plan or arrangement
Item 16. Form 10- K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Garrett Motion Inc.
Date: February 15, 2024	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Olivier Rabiller	President, Chief Executive Officer and Director	February 15, 2024
Olivier Rabiller	(Principal Executive Officer)

/s/ Sean Deason	Senior Vice President and Chief Financial Officer	February 15, 2024
Sean Deason	(Principal Financial Officer)

/s/ Joanne Lau	Vice President and Corporate Controller	February 15, 2024
Joanne Lau	(Principal Accounting Officer)

/s/ Daniel Ninivaggi	Chairman of the Board and Director	February 15, 2024
Daniel Ninivaggi

/s/ D'aun Norman	Director	February 15, 2024
D'aun Norman

/s/ Paul Camuti	Director	February 15, 2024
Paul Camuti

/s/ Tina Pierce	Director	February 15, 2024
Tina Pierce

/s/ Robert Shanks	Director	February 15, 2024
Robert Shanks

/s/ Kevin Mahoney	Director	February 15, 2024
Kevin Mahoney

/s/ Julia Steyn	Director	February 15, 2024
Julia Steyn

/s/ Steven Tesoriere	Director	February 15, 2024
Steven Tesoriere