Form 10-Q
period 2024-03-31
Garrett Motion Inc.
filed 2024-04-25
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of April 19, 2024, the registrant had 225,990,207 shares of Common Stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions, except per share amounts)
Net sales (Note 3)	$915	$970
Cost of goods sold	743	781
Gross profit	172	189
Selling, general and administrative expenses	64	56
Other expense, net	1	1
Interest expense	31	27
Non-operating income	(5)	(3)
Income before taxes	81	108
Tax expense (Note 5)	15	27
Net income	66	81
Less: preferred stock dividends (Note 15)	—	(40)
Net income available for distribution	$66	$41

Earnings per common share
Basic	$0.28	$0.13
Diluted	0.28	0.13

Weighted average common shares outstanding
Basic	236,664,129	64,896,081
Diluted	238,991,886	65,970,723
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Net income	$66	$81
Foreign exchange translation adjustment	18	2
Defined benefit pension plan adjustment, net of tax	1	—
Changes in fair value of effective cash flow hedges, net of tax (Note 16)	3	(3)
Changes in fair value of net investment hedges, net of tax (Note 16)	19	(5)
Total other comprehensive income (loss), net of tax	41	(6)
Comprehensive income	$107	$75
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

	March 31, 2024	December 31, 2023
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$196	$259
Restricted cash	1	1
Accounts, notes and other receivables – net (Note 6)	787	808
Inventories – net (Note 8)	272	263
Other current assets	82	75
Total current assets	1,338	1,406
Investments and long-term receivables	30	29
Property, plant and equipment – net	452	477
Goodwill	193	193
Deferred income taxes	213	216
Other assets (Note 9)	222	206
Total assets	$2,448	$2,527
LIABILITIES
Current liabilities:
Accounts payable	$1,029	$1,074
Current maturities of long-term debt (Note 14)	7	7
Accrued liabilities (Note 11)	283	293
Total current liabilities	1,319	1,374
Long-term debt (Note 14)	1,633	1,643
Deferred income taxes	30	27
Other liabilities (Note 12)	201	218
Total liabilities	$3,183	$3,262
COMMITMENTS AND CONTINGENCIES (Note 20)
EQUITY (DEFICIT)
Common Stock, par value $0.001; 1,000,000,000 and 1,000,000,000 shares authorized, 240,071,246 and 238,543,624 issued and 227,401,889 and 238,249,056 outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid–in capital	1,198	1,190
Retained deficit	(1,856)	(1,922)
Accumulated other comprehensive income (loss) (Note 17)	38	(3)
Treasury Stock, at cost; 12,669,357 and 0 shares as of March 31, 2024 and December 31, 2023, respectively (Note 15)	(115)	—
Total deficit	(735)	(735)
Total liabilities and deficit	$2,448	$2,527
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Cash flows from operating activities:
Net income	$66	$81
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	5	3
Depreciation	22	21
Amortization of deferred issuance costs	3	2
Foreign exchange loss (gain)	7	(2)
Stock compensation expense	8	3
Unrealized (gain) loss on derivatives	(17)	10
Other	5	12
Changes in assets and liabilities:
Accounts, notes and other receivables	6	(77)
Inventories	(17)	(30)
Other assets	(4)	(18)
Accounts payable	—	62
Accrued liabilities	4	20
Other liabilities	(4)	5
Net cash provided by operating activities	$84	$92
Cash flows from investing activities:
Expenditures for property, plant and equipment	(32)	(8)
Proceeds from cross-currency swap contracts	4	—
Net cash used for investing activities	$(28)	$(8)
Cash flows from financing activities:
Payments of long-term debt	(2)	(2)
Repurchases of Common Stock	(107)	—
Payments for preference dividends	—	(42)
Other	(3)	—
Net cash used for financing activities	$(112)	$(44)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(7)	4
Net (decrease) increase in cash, cash equivalents and restricted cash	(63)	44
Cash, cash equivalents and restricted cash at beginning of the period	260	248
Cash, cash equivalents and restricted cash at end of the period	$197	$292
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$10	$19
Interest paid	27	10

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss)/Income	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2023	—	$—	238	$—	—	$—	$1,190	$(1,922)	$(3)	$(735)
Net income	—	—	—	—	—	—	—	66	—	66
Share repurchases	—	—	(12)	—	12	(109)	—	—	—	(109)
Excise tax on share repurchases	—	—	—	—	—	(1)	—	—	—	(1)
Shares issued under stock plan, net of shares withheld for employee taxes	—	—	1	—	1	(5)	—	—	—	(5)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	41	41
Stock-based compensation	—	—	—	—	—	—	8	—	—	8
Balance at March 31, 2024	—	$—	227	$—	13	$(115)	$1,198	$(1,856)	$38	$(735)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2022	246	$—	64	$—	—	$—	$1,333	$(1,485)	$36	$(116)
Net income	—	—	—	—	—	—	—	81	—	81
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(6)	(6)
Dividends	—	—	—	—	—	—	—	(42)	—	(42)
Stock-based compensation	—	—	—	—	—	—	3	—	—	3
Balance at March 31, 2023	246	$—	64	$—	—	$—	$1,336	$(1,446)	$30	$(80)
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions, except per share amounts)
Note 1. Background and Basis of Presentation
Background
Garrett Motion Inc. (the “Company” or “Garrett”), is a cutting-edge technology leader delivering differentiated solutions for emission reduction and energy efficiency. We design, manufacture, and sell highly engineered turbocharging, air and fluid compression, and high-speed electric motor technologies to original equipment manufacturers (“OEMs”) and distributors within the mobility and industrial space. We have significant expertise in delivering products at scale for internal combustion engines using gasoline, diesel, natural gas, and hydrogen, as well as for zero emission technologies using hydrogen fuel cell systems, both for mobility and industrial use. As our customers continue to progress on electrification, we are applying our technological pillars to develop highly engineered E-Powertrain and E-Cooling compressor products to support their ambition. These products are key enablers for fuel economy, energy efficiency, thermal management, and compliance with emissions standards and overall greenhouse gas and other emission reduction targets.
Basis of Presentation
The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited Consolidated Interim Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 15, 2024 (our “2023 Form 10-K”). The results of operations and cash flows for the three months ended March 31, 2024 should not necessarily be taken as indicative of the entire year. All amounts presented are in millions, except per share amounts.
We report our quarterly financial information using a calendar convention: the first, second and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday to minimize the potentially disruptive effects of quarterly closing on our business processes. For differences in actual closing dates that are material to year-over-year comparisons of quarterly or year-to-date results, such differences have been adjusted for the three months ended March 31, 2024. Our actual closing dates for the three months ended March 31, 2024 and 2023 were March 30, 2024 and April 1, 2023, respectively.
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

Note 2. Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in Note 3 to the Consolidated Financial Statements for the year ended December 31, 2023 included in our 2023 Form 10-K.

Accounting Standards Issued But Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require companies with a single reportable segment to provide all existing segment disclosures, as well as requires incremental segment information to be disclosed. The guidance is effective for fiscal years beginning after December 15, 2023 on a retrospective basis, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the guidance to determine the impact on its disclosures.
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
There are no other recently issued, but not yet adopted, accounting pronouncements which are expected to have a material impact on the Company's Consolidated Interim Financial Statements and related disclosures.

Note 3. Revenue Recognition and Contracts with Customers
Disaggregated Revenue
Net sales by region (determined based on country of shipment) and channel are as follows:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	OEM	Aftermarket	Other	Total	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$126	$51	$1	$178	$123	$49	$1	$173
Europe	418	43	8	469	446	43	8	497
Asia	236	12	4	252	267	12	3	282
Other	10	6	—	16	12	6	—	18
	$790	$112	$13	$915	$848	$110	$12	$970
Contract Balances
The following table summarizes our contract assets and liabilities balances:

	2024	2023
	(Dollars in millions)
Contract assets—January 1	$38	$46
Contract assets—March 31	48	66
Change in contract assets—Increase/(Decrease)	$10	$20
Contract liabilities—January 1	$(11)	$(8)
Contract liabilities—March 31	(10)	(10)
Change in contract liabilities—Decrease/(Increase)	$1	$(2)

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

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Research and development costs	$43	$40
Engineering-related expenses, net of customer (reimbursements) (1)	1	(1)
	$44	$39
(1)    Engineering-related expenses include customer reimbursements of $8 million and $11 million for the three months ended March 31, 2024 and 2023, respectively.
Certain engineering expenses related to long-term supply arrangements are capitalized when defined criteria, such as the existence of a contractual guarantee for reimbursement, are met. As of March 31, 2024 and December 31, 2023, $15 million and $12 million, respectively, of such contractually reimbursable costs were capitalized. These amounts are recorded within Other current assets in the Consolidated Interim Balance Sheet.

Note 5. Income Taxes

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Tax expense	$15	$27
Effective tax rate	18.5%	25.0%

The effective tax rates for the three months ended March 31, 2024 and 2023 were 18.5% and 25.0%, respectively. The change in the effective tax rate for the three months ended March 31, 2024 compared to the prior period is primarily related to reversal of tax reserves and lower U.S. taxes on international operations, partially offset by increased withholding taxes.

The effective tax rate for the three months ended March 31, 2024 was lower than the U.S. federal statutory rate of 21% primarily related to reversals of tax reserves, lower taxes on non-U.S. earnings, and global research and development benefits partially offset by U.S. taxes on international operations and withholding taxes.

Note 6. Accounts, Notes and Other Receivables—Net

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Trade receivables	$621	$614
Notes receivable	85	101
Other receivables	86	99
	792	814
Less—Allowance for expected credit losses	(5)	(6)
	$787	$808
Trade receivables include $48 million and $38 million of unbilled customer contract asset balances as of March 31, 2024 and December 31, 2023, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. See Note 3, Revenue Recognition and Contracts with Customers.
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

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Eligible receivables sold without recourse	$163	$182
Guaranteed bank notes sold without recourse	—	—
The expenses related to the sale of trade receivables and guaranteed bank notes are recognized within Other expense, net in the Consolidated Interim Statements of Operations, and were immaterial for the three months ended March 31, 2024 and 2023.

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Receivables sold but not yet collected by the bank from the customer	$5	$7
Guaranteed bank notes sold but not yet collected by the bank from the customer	—	—
As of March 31, 2024 and December 31, 2023, the Company had no guaranteed bank notes pledged as collateral.

Note 8. Inventories—Net

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Raw materials	$193	$198
Work in process	23	21
Finished products	98	85
	314	304
Less—Reserves	(42)	(41)
	$272	$263

Note 9. Other Assets

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Advanced discounts to customers, non-current	$39	$41
Operating right-of-use assets (Note 13)	43	40
Income tax receivable	20	20
Pension and other employee related	11	11
Derivatives designated as net investment hedges	56	37
Designated and undesignated derivatives	44	46
Other	9	11
	$222	$206

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

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Supplier financing obligations outstanding with financial institutions	$67	$68
Guaranteed bank notes outstanding	191	193
Note 11. Accrued Liabilities

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Customer pricing reserve	$72	$57
Compensation, benefit and other employee related	67	80
Repositioning	11	9
Product warranties and performance guarantees - short-term (Note 20)	17	18
Income and other taxes	37	42
Customer advances and deferred income (1)	17	15
Accrued interest	25	26
Short-term lease liability (Note 13)	9	9
Accrued freight	8	9
Designated and undesignated derivatives	8	12
Other (primarily operating expenses) (2)	12	16
	283	293
(1)Customer advances and deferred income include $10 million and $9 million of contract liabilities as of March 31, 2024 and December 31, 2023, respectively. See Note 3, Revenue Recognition and Contracts with Customers.

(2)Includes $3 million and $5 million of environmental liabilities as of March 31, 2024 and December 31, 2023, respectively.
The Company accrues repositioning costs related to projects to optimize its product costs and right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Interim Statements of Operations.

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2023	$9	$—	$9
Charges	11	—	11
Usage—cash	(9)	—	(9)
Balance at March 31, 2024	$11	$—	$11

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2022	$9	$—	$9
Charges	5	2	7
Usage—cash	(2)	—	(2)
Non-cash asset write-offs	—	(2)	(2)
Balance at March 31, 2023	$12	$—	$12

Note 12. Other Liabilities

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Income taxes	$95	$99
Designated and undesignated derivatives	7	20
Pension and other employee related	21	23
Long-term lease liability (Note 13)	35	33
Advanced discounts from suppliers	3	3
Product warranties and performance guarantees – long-term (Note 20)	9	9
Environmental remediation – long term	14	13
Long-term accounts payable	6	7
Other	11	11
	201	218

Note 13. Leases
We have operating leases that primarily consist of real estate, machinery and equipment. Our leases have remaining lease terms of up to 15 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.
The components of lease expense are as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Operating lease cost	$3	$4

Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3	$4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6	—
Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Other assets	$43	$40
Accrued liabilities	9	9
Other liabilities	35	33

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	7.65	8.08
Weighted-average discount rate	6.08%	5.69%

Maturities of operating lease liabilities as of March 31, 2024 were as follows:

(Dollars in millions)
2024	$9
2025	10
2026	8
2027	6
2028	5
Thereafter	17
Total lease payments	55
Less imputed interest	(11)
$44

Note 14. Long-term Debt and Credit Agreements
Long Term Debt
On April 30, 2021, the Company entered into a credit agreement (as amended from time to time, the "Credit Agreement") with JPMorgan Chase Bank, N.A. as administrative agent. The Credit Agreement provides for the following long-term senior secured financing (collectively, the "Term Loan Facilities"):
•2021 Dollar Term Facility: a seven-year secured first-lien U.S. Dollar term loan facility for $715 million;
•2023 Dollar Term Facility: a five-year secured first-lien U.S. Dollar term loan facility for $500 million; and
•Euro Term Facility: a seven-year secured first-lien Euro term loan facility for €450 million.

The principal outstanding and carrying amounts of our long-term debt as of March 31, 2024 and December 31, 2023 are as follows:

	Due	Interest Rate	March 31, 2024	December 31, 2023
2021 Dollar Term Facility	4/30/2028	SOFR plus 351 bps	$697	$699
2023 Dollar Term Facility	4/30/2028	SOFR plus 450 bps	500	500
Euro Term Facility	4/30/2028	EURIBOR plus 350 bps	485	497
Other			1	—
Total principal outstanding			1,683	1,696
Less: unamortized deferred financing costs			(43)	(46)
Less: current portion of long-term debt			(7)	(7)
Total long-term debt			$1,633	$1,643
Revolving Facility and Letters of Credit
The Credit Agreement also provides for a senior secured first-lien revolving credit facility providing for multi-currency revolving loans (the “Revolving Facility”). The Revolving Facility matures on April 30, 2028 and has a maximum borrowing amount available of $570 million.
Under the Revolving Facility, the Company may use up to $125 million for the issuance of letters of credit to its subsidiaries. Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this kind, which issuances reduce availability under the Revolving Facility. As of March 31, 2024, the Company had no loans outstanding under the Revolving Facility, no outstanding letters of credit, and available borrowing capacity of $570 million.
Separate from the Revolving Facility, the Company has a bilateral letter of credit facility in the amount of $15 million, which matures on April 30, 2026. As of March 31, 2024, the Company had $12 million utilized and $3 million of remaining available capacity under such facility.
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
Certain Covenants
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The Revolving Facility also contains a financial covenant requiring the maintenance of a consolidated total leverage ratio of not greater than 4.7 times as of the end of each fiscal quarter if, on the last day of any such fiscal quarter, the aggregate amount of loans and letters of credit (excluding backstopped or cash collateralized letters of credit and other letters of credit with an aggregate face amount not exceeding $30 million) outstanding under the Revolving Facility exceeds 35% of the aggregate commitments in effect thereunder on such date. As of March 31, 2024, the Company was in compliance with all covenants.

Note 15. Equity
Preferred Stock
On April 12, 2023 the Company entered into separate definitive agreements with each of Centerbridge Partners, L.P. and funds managed by Oaktree Capital Management, L.P. to effect a series of integrated transactions (collectively the “Transaction”) designed to increase the attractiveness of the Company to investors, including by simplifying the Company’s capital structure by converting all outstanding Series A Preferred Stock into a single class of Common Stock, subject to certain conditions.
On June 6, 2023, the Company completed all steps of the Transaction and with no remaining shares of Series A Preferred Stock outstanding as of the date. Please refer to Note 21, Equity, to the Consolidated Financial Statements for the year ended December 31, 2023 included in our 2023 Form 10-K.
Treasury Stock
Treasury stock represents shares of the Company's Common Stock that have been issued and subsequently repurchased by the Company or withheld to satisfy withholding tax obligations in connection with equity award vestings, and that have not been retired or cancelled. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of Equity (Deficit) on the Consolidated Interim Balance Sheet. The Company accounts for the reissuance of treasury stock using the average cost method. The Company did not reissue or retire any shares of treasury stock during the three months ended March 31, 2024.
Share Repurchase Program
On February 12, 2024, the Board of Directors authorized a new $350 million share repurchase program valid until December 31, 2024. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. As of March 31, 2024, the Company has repurchased $109 million of Common Stock, with $241 million remaining under the share repurchase program. These shares are held as treasury stock.

Note 16. Financial Instruments and Fair Value Measures
Our credit, market and foreign currency risk management policies are described in Note 19, Financial Instruments and Fair Value Measures, to the Consolidated Financial Statements for the year ended December 31, 2023 included in our 2023 Form 10-K. As of March 31, 2024 and December 31, 2023, we had contracts with aggregate gross notional amounts of $969 million and $1,171 million, respectively, to hedge foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar and Korean Won.
Fair Value of Financial Instruments
The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

			Fair Value
	Notional Amounts		Assets			Liabilities
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023		March 31, 2024	December 31, 2023
Designated instruments:
Designated forward currency exchange contracts	$419	$456	$12	$11	(a)	$7	$6	(c)
Designated cross-currency swaps	1,015	1,015	56	37	(b)	6	17	(d)
Designated interest-rate swaps	200	200	—	—		—	—
Total designated instruments	1,634	1,671	68	48		13	23
Undesignated instruments:
Undesignated interest rate swaps	895	917	44	46	(b)	1	3	(d)
Undesignated forward currency exchange contracts	550	715	6	1	(a)	1	6	(c)
Total undesignated instruments	1,445	1,632	50	47		2	9
Total designated and undesignated instruments	$3,079	$3,303	$118	$95		$15	$32
(a) Recorded within Other current assets
(b) Recorded within Other assets
(c) Recorded within Accrued liabilities
(d) Recorded within Other liabilities

Cash Flow Hedges
During 2023, the Company entered into float-to-fixed interest rate swap contracts with an aggregate notional amount of $200 million and maturities in July 2024 and October 2024. Changes in the fair value of the interest rate swap contracts are recorded in Accumulated Other Comprehensive Income ("AOCI") and will be reclassified to Interest expense in the Consolidated Interim Statement of Operations upon maturity.
The Company also has outstanding forward currency exchange contracts with maturities up to 18 months and an aggregate notional amount of $419 million and $456 million as of March 31, 2024 and December 31, 2023, respectively. These forward currency exchange contracts have been designated as cash flow hedges to mitigate foreign currency exposures primarily on our inventory purchases and manufacturing costs. The gains and losses on the forward currency exchange contracts are recorded in AOCI and reclassified to Cost of goods sold in the Consolidated Interim Statement of Operations when the underlying transactions are recognized in earnings.
In order to mitigate interest rate and foreign currency risk on its 2023 Dollar Term Facility, the Company has an outstanding float-to-fixed cross-currency swap contract comprised of an amortizing swap with an aggregate notional amount of €280 million ($300 million) and notional exchanges in June 2026, June 2027 and June 2028. Changes in the fair value of the cross-currency swap contract are recognized in AOCI and reclassified to Non-operating income in the Consolidated Statement of Operations, based upon changes in the spot rate remeasurement of the underlying debt. The net interest settlements on the cross-currency swap contract are recorded in Interest expense in the Consolidated Interim Statements of Operations.
All of the Company's cash flow hedges are assessed as highly effective. For the three months ended March 31, 2024 and 2023, the Company recorded a gain of $3 million, net of tax, and a loss of $3 million, net of tax, respectively, in Other comprehensive income.
Net Investment Hedges

The Company has designated float-to-float cross-currency swaps with an aggregate notional amount of €615 million ($715 million) as net investment hedges of its Euro-denominated operations. The fair values of the net investment hedges were net assets of $56 million and $37 million as of March 31, 2024 and December 31, 2023, respectively. Our Consolidated Interim Statements of Comprehensive Income include Changes in fair value of net investment hedges, net of tax, of a $19 million gain and a $5 million loss for the three months ended March 31, 2024 and 2023, respectively. No ineffectiveness has been recorded on the net investment hedges.
Non-Designated Derivatives
As of March 31, 2024 and December 31, 2023, the Company has outstanding float-to-fixed interest rate swap contracts with an aggregate notional amount of €830 million ($895 million and $917 million, respectively) and maturities of April 2024, July 2024, October 2024, April 2025, April 2026, April 2027 and April 2028. Changes in the fair value of the undesignated interest rate swap contracts are recorded in Interest expense in the Consolidated Interim Statements of Operations.
The Company also has outstanding forward currency exchange contracts with maturities generally up to 3 months and an aggregate notional amount of $550 million and $715 million as of March 31, 2024 and December 31, 2023, respectively. These derivatives are not designated as hedging instruments and are adjusted to fair value through Non-operating income in the Consolidated Interim Statements of Operations.
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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities	$1,639	$1,683	$1,650	$1,692
The Company determined the fair value of certain of its long-term debt and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the long-term debt and related current maturities is considered Level 2.

Note 17. Accumulated Other Comprehensive Income
The changes in AOCI by component are set forth below:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Foreign Exchange Translation Adjustment
Balance at beginning of period	$(57)	$(44)
Other comprehensive income (loss) before reclassifications	18	2
Balance at end of period	(39)	(42)

Pension Adjustments
Balance at beginning of period	(20)	(18)
Other comprehensive income (loss) before reclassifications (1)	1	—
Balance at end of period	(19)	(18)

Changes in Fair Value of Effective Cash Flow Hedges
Balance at beginning of period	(2)	13
Other comprehensive income (loss) before reclassifications (2)	12	5
Amounts reclassified from AOCI, net	(9)	(8)
Balance at end of period	1	10

Changes in Fair Value of Net Investment Hedges
Balance at beginning of period	76	85
Other comprehensive income (loss) before reclassifications, net (3)	19	(5)
Balance at end of period	95	80

Accumulated other comprehensive income, end of period	$38	$30

(1)    There were no income tax effects for the three months ended March 31, 2024.
(2)     Net of tax expense (benefit) of $4 million and $0 million for the three months ended March 31, 2024 and 2023, respectively.
(3) Net of tax expense (benefit) of $4 million and $(3) million for the three months ended March 31, 2024 and 2023, respectively.

Reclassifications from AOCI to income were as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Changes in Fair Value of Effective Cash Flow Hedges
Reclassification forward currency exchange contracts to Cost of goods sold	$(2)	$(9)
Reclassification cross-currency swaps to Interest expense	(2)	—
Reclassification cross-currency swaps to Non-operating income	(7)	—
Tax effect on reclassification to income	2	1
Amounts reclassified from AOCI, net	$(9)	$(8)

Note 18. Earnings Per Share
For the three months ended March 31, 2024, basic earnings per share ("EPS") is computed using the weighted-average number of common shares outstanding during the period.
For the three months ended March 31, 2023, basic earnings per share was calculated using the two-class method as our Series A Preferred Stock, which was considered a participating security prior to its conversion into Common Stock and cancellation pursuant to the Transaction. The two-class method requires an allocation of earnings to all securities that participate in dividends with common shares, such as our Series A Preferred Stock, to the extent that each security may share in the entity’s earnings. Basic earnings per share are then calculated by dividing undistributed earnings allocated to common stock by the weighted average number of common shares outstanding for the period.
Diluted earnings per share for the three months ended March 31, 2024 is calculated based on the weighted-average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method. Diluted earnings per share for the three months ended March 31, 2023 is calculated using the more dilutive of the two-class or if-converted methods. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities.
The details of the EPS calculations for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions except per share)
Basic earnings per share:
Net income	$66	$81
Less: preferred stock dividend	—	(40)
Net income available for distribution	66	41
Less: earnings allocated to participating securities	—	(32)
Net income available to common shareholders	$66	$9
Weighted average common shares outstanding - Basic	236,664,129	64,896,081
EPS – Basic	$0.28	$0.13

Diluted earnings per share:
Method used:		Two-class
Weighted average common shares outstanding - Basic	236,664,129	64,896,081
Dilutive effect of unvested RSUs and other contingently issuable shares	2,327,757	1,074,642
Weighted average common shares outstanding – Diluted	238,991,886	65,970,723
EPS – Diluted	$0.28	$0.13

Note 19. Related Party Transactions
We contract with Trane Technologies ("Trane") for the occasional purchase of goods and services. Trane is considered a related party as Mr. Paul Camuti, a director on our Board of Directors since February 9, 2024, serves as an executive officer of Trane. Our payments under the agreements with Trane for the three months ended March 31, 2024, as well as any liabilities due to Trane as of March 31, 2024, were immaterial. For the three months ended March 31, 2023, Trane was not considered a related party.

Note 20. Commitments and Contingencies
Securities Litigation
In 2020, various securities class action complaints were filed against Garrett Motion Inc. and certain current and former Garrett officers and directors in the United States District Court for the Southern District of New York asserting claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, for alleged securities fraud and control person liability. In March 2022, the trial court dismissed with prejudice the claims against certain of the defendants, and in March 2023, the trial court dismissed with prejudice all remaining claims. In April 2023, the plaintiffs appealed the trial court’s decision to the United States Court of Appeals for the Second Circuit, and in April 2024 the Second Circuit affirmed dismissal of the claims. Management did not believe an adverse outcome in this matter was probable, and therefore no accrual has been recorded.
Brazilian Tax Matter
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits (“Befiex Credits”) between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of March 31, 2024 was $39 million including penalties and interest. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.
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

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Warranty and product performance guarantees at beginning of period	$27	$28
Accruals for warranties/guarantees issued during the period	3	3
Settlement of warranty/guarantee claims	(3)	(3)
Foreign currency translation	(1)	—
Warranty and product performance guarantees at end of period	$26	$28
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

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2024. We expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2024, of which $1 million has been contributed as of March 31, 2024.
Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended March 31,
	U.S. Plans		Non-U.S. Plan
	2024	2023	2024	2023
	(Dollars in millions)
Service cost	$—	$—	$2	$1
Interest cost	2	2	1	1
Expected return on plan assets	(2)	(2)	(2)	(2)
Amortization of prior service (credit)	—	—	—	—
Total	$—	$—	$1	$—
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

Note 22. Subsequent Events

On April 3, 2024, the Company divested its equity interest in an unconsolidated joint venture for approximately $58 million, subject to customary debt and working capital adjustments, with cash consideration received on divestiture date of $46 million. The carrying value of the equity method investment amounted to $21 million as of March 31, 2024, and is included in Investments and long-term receivables on the Consolidated Interim Balance Sheet.

On April 10, 2024, the Company made an early debt repayment of $100 million on its 2023 Dollar Term Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with our Consolidated Interim Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the audited annual Consolidated Financial Statements for the year ended December 31, 2023, included in our 2023 Form 10-K. Some of the information contained in this MD&A or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many important factors, including those set forth in the “Risk Factors” section of our 2023 Form 10-K and this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied, by these forward-looking statements.
The following MD&A is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the three months ended March 31, 2024.
Executive Summary
During the first quarter of 2024, the industry continued to experience supply chain challenges where ripple effects from disruptions in the global supply chain have impacted our OEM customers and altered the volume of customer orders received. In response, we flexed our variable cost structure to successfully achieve efficiencies on productivity and drive operational performance. Our agility enabled us to achieve Net income of $66 million and Adjusted EBITDA of $151 million for the quarter.
We continue to grow our turbocharging business and build momentum with our zero emission technologies. In particular, during the quarter, we launched a commercial vehicle application with natural gas for heavy duty trucks in China and won two awards for power generation turbos. We also won two series production awards for our differentiated fuel cell compressor applications and saw our E-powertrain application installed and undergoing vehicle testing with a global OEM.
For the three months ended March 31, 2024, we repurchased $109 million of Common Stock in connection with our share repurchase program, with $241 million remaining under the share repurchase program.
On April 3, 2024, we divested our equity interest in an unconsolidated joint venture for approximately $58 million, subject to customary debt and working capital adjustments, with cash consideration received on divestiture date of $46 million.
On April 10, 2024, we made an early debt repayment of $100 million on our 2023 Dollar Term Facility.
Disaggregated Revenue
The following tables show our revenues by geographic region and product line for the three months ended March 31, 2024 and 2023, respectively.
By Region

	Three Months Ended March 31,
	2024		2023
	(Dollars in millions)
United States	$178	19%	$173	18%
Europe	469	51%	497	51%
Asia	252	28%	282	29%
Other	16	2%	18	2%
Total	$915		$970

By Product Line

	Three Months Ended March 31,
	2024		2023
	(Dollars in millions)
Diesel	$241	26%	$262	27%
Gas	388	42%	403	42%
Commercial Vehicle	161	18%	183	19%
Aftermarket	112	12%	110	11%
Other	13	2%	12	1%
Total	$915		$970

Results of Operations for the Three Months Ended March 31, 2024
Net Sales

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Net sales	$915	$970
% change compared with prior period	(5.7)%
For the three months ended March 31, 2024, net sales decreased compared to prior year by $55 million or 6%, including an unfavorable impact of $8 million or 1% due to foreign currency translation driven by lower Chinese yuan-to-US dollar exchange rates, partially offset by higher Euro-to-US dollar exchange rates. Net sales decreased mainly due to lower volumes in gasoline, diesel and commercial vehicle applications, partially offset by demand for replacement parts on aftermarket sales. Net sales further decreased due to pricing decreases, net of inflation pass-through, driven by commodity deflation.
Gasoline product sales decreased by $15 million or 4% (including an unfavorable impact of $5 million or 2% due to foreign currency translation), primarily driven by soft demand in Asia and North America. The decrease was partially offset by program ramp-ups in Europe and India.
Diesel product sales decreased by $21 million or 8% (including an unfavorable impact of $21 million or 8% due to foreign currency translation), primarily driven by demand softness by OEMs in Europe and partially offset by resilient sales in light commercial vehicle applications in North America.
Commercial vehicle sales decreased by $22 million or 12% (including an unfavorable impact of $3 million or 1% due to foreign currency translation), primarily driven by soft demand in Europe and Asia in the construction industry, partially offset by higher demand in the heavy duty pick-up segment in North America and sustained demand in China linked to the start of production of compressed natural gas programs.
Aftermarket sales increased by $2 million or 2% (including a favorable impact of $2 million or 2% due to foreign currency translation), primarily due to favorable aftermarket conditions and demand for replacement parts in North America, China and Brazil, partially offset by softer sales in Southeast Asia and Australia.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Cost of goods sold	$743	$781
% change compared with prior period	(4.9)%
Gross profit percentage	18.8%	19.5%

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the three months ended March 31, 2023	$781	$189
Increase/(decrease) due to:
Volume	(29)	(12)
Product mix	16	(11)
Price, net of inflation pass-through	—	(16)
Commodity, transportation & energy inflation	(17)	17
Productivity, net	(10)	15
Research & development	2	(2)
Foreign exchange rate impacts	—	(8)
Cost of Goods Sold / Gross Profit for the three months ended March 31, 2024	$743	$172
For the three months ended March 31, 2024, cost of goods sold decreased by $38 million primarily driven by $29 million of lower sales volumes, $17 million of commodity, transportation and energy deflation and $10 million of productivity, net of labor inflation and repositioning costs. These decreases were partially offset by $16 million from unfavorable product mix and $2 million of higher R&D costs, reflecting Garrett's continued investment in new technologies.
Gross profit decreased by $17 million, primarily driven by $12 million from lower sales, $16 million from lower pricing net of inflation recoveries, $11 million from unfavorable product mix and $2 million from higher R&D costs as discussed above. These decreases were partially offset by $15 million of higher productivity, net of labor inflation and repositioning costs, and $17 million of commodity, transportation and energy deflation. Foreign currency impacts also contributed to a $8 million decrease in gross profit.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Selling, general and administrative expense	$64	$56
% of sales	7.0%	5.8%
Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2024 increased by $8 million compared with the prior year primarily driven by $4 million of higher stock-based compensation expenses. SG&A expenses also increased due to $1 million of labor inflation impacts, $2 million of additional professional services costs and $1 million of unfavorable foreign exchange impacts.

Interest Expense

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Interest expense	$31	$27
For the three months ended March 31, 2024, interest expense increased by $4 million compared to the prior year, primarily driven by $18 million of additional interest expense from the 2023 Dollar Term Facility and higher interest rates. This increase in interest expense was partially offset by $6 million of higher gains on our interest derivatives in the current year. In addition, there were no marked-to-market remeasurement losses recorded during the three months ended March 31, 2024 on our undesignated interest rate swap contracts, in comparison to $7 million of marked-to-market remeasurement losses in the prior year.
Non-operating income

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Non-operating income	$(5)	$(3)
For the three months ended March 31, 2024, non-operating income amounted to $5 million versus $3 million in the prior year. The higher non-operating income was primarily due to an increase in foreign exchange transactional gains.
Tax Expense

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Tax expense	$15	$27
Effective tax rate	18.5%	25.0%

The effective tax rates for the three months ended March 31, 2024 and 2023 were 18.5% and 25.0%, respectively. The change in the effective tax rate for the three months ended March 31, 2024 compared to the prior period is primarily related to reversal of tax reserves and lower U.S. taxes on international operations, partially offset by increased withholding taxes.

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

We do not expect that Pillar One will have an impact on our operations or effective tax rate. Based on currently enacted legislation, we do not expect Pillar Two to have a material impact to our 2024 effective tax rate. However, further enactment of legislation by countries in which we do business could have an impact on our 2024 effective tax rate.

The effective tax rate can vary from quarter to quarter due to changes in the Company’s global mix of earnings, the resolution of income tax audits, changes in tax laws (including updated guidance on U.S. tax reform), deductions related to employee share-based payments, internal restructurings, and pension mark-to-market adjustments.

Net Income

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Net income	$66	$81
Net income margin	7.2%	8.4%
Net income for the three months ended March 31, 2024 decreased by $15 million compared with the prior year, primarily due to $17 million of decreased gross profit, $8 million of higher SG&A expenses and $4 million of higher interest expense, partially offset by $12 million of lower tax expense, as discussed above.

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
EBITDA and Adjusted EBITDA
We evaluate performance on the basis of EBITDA and Adjusted EBITDA. We define “EBITDA” as our net income calculated in accordance with U.S. GAAP, plus the sum of interest expense net of interest income, tax expense and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of stock compensation expense, repositioning costs, discounting costs on factoring, other non-operating income, capital structure transformation expenses, net reorganization items and loss on extinguishment of debt (if any). We believe that EBITDA and Adjusted EBITDA are important indicators of operating performance and provide useful information for investors because:
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
The following table reconciles Net income under GAAP to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Net income	$66	$81
Interest expense, net of interest income (1)	29	27
Tax expense	15	27
Depreciation	22	21
EBITDA	132	156
Stock compensation expense (2)	8	3
Repositioning costs (3)	11	7
Discounting costs on factoring	1	1
Other non-operating income (4)	(1)	(1)
Capital structure transformation expenses (5)	—	2
Adjusted EBITDA	$151	$168
(1)Reflects interest income of $2 million and $0 million for the three months ended March 31, 2024 and 2023, respectively.
(2)Stock compensation expense includes only non-cash expenses.
(3)Repositioning costs includes severance costs related to restructuring projects to improve future productivity.
(4)Reflects the non-service component of net periodic pension income.
(5)Reflects the third-party incremental costs that were directly attributable to the transformation of the Company's capital structure through the partial repurchase and subsequent conversion of the remaining outstanding Series A Preferred Stock into a single class of common stock in June 2023.

Adjusted EBITDA for the Three Months Ended March 31, 2024

For the three months ended March 31, 2024, net income decreased by $15 million versus the prior year as discussed above within Results of Operations for Three Months Ended March 31, 2024.
Adjusted EBITDA decreased by $17 million compared to the prior year, mainly due to lower volumes across product lines, unfavorable product mix, pricing net of inflation pass-through, as well as unfavorable foreign exchange impacts. These decreases were partially offset by strong operational performance through productivity, net of labor inflation and repositioning costs, and commodity, transportation and energy deflation.
During the three months ended March 31, 2024, we saw demand softness for gasoline, diesel and commercial vehicle applications, partially offset by favorable demand in aftermarket for replacement parts in North America, China and Brazil. Net sales also decreased due to pricing decreases, net of inflation pass-through, driven by commodity deflation.

The increased productivity from our ability to flex our variable cost structure was partially offset by year-over-year labor inflation.
R&D expenses increased $2 million which reflects our continued investment in new technologies, increased hiring to accelerate growth in the zero emission technologies.

Losses in foreign currency from translational, transactional and hedging effects in the three months ended March 31, 2024, primarily driven by a lower Chinese yuan-to-US dollar exchange rates and partially offset by higher Euro-to-US dollar exchange rates versus the prior year period, also accounted for a $7 million decrease in Adjusted EBITDA.

Liquidity and Capital Resources
Overview

	March 31, 2024	December 31, 2023
	(Dollars in millions)
Cash and cash equivalents	$196	$259
Restricted cash	1	1
Revolving Facility - available borrowing capacity	570	570
Revolving Facility - borrowings or letters of credit outstanding	—	—
Term Loan Facilities - principal outstanding	1,682	1,696
Bilateral letter of credit facility - available capacity	3	3
Bilateral letter of credit facility - utilized capacity	12	12
During the three months ended March 31, 2024, we repaid $2 million on our 2021 Dollar Term Facility. On April 10, 2024, we made an early debt repayment of $100 million on our 2023 Dollar Term Facility.
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
Share Repurchase Program
On February 13, 2024, the Board of Directors authorized a $350 million share repurchase program valid until December 31, 2024, providing for the purchase of shares of Common Stock. As of March 31, 2024, the Company had repurchased $109 million of Common Stock, with $241 million remaining under the share repurchase program. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. For more information, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Cash Flow Summary for the Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2024	2023
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$84	$92
Investing activities	(28)	(8)
Financing activities	(112)	(44)
Effect of exchange rate changes on cash and restricted cash	(7)	4
Net (decrease) increase in cash, cash equivalents and restricted cash	$(63)	$44
Cash provided by operating activities decreased by $8 million for the three months ended March 31, 2024 versus the prior year. The decrease was primarily driven by a decrease of $31 million in net income, excluding the effects of non-cash items, as well as $11 million of unfavorable impacts from changes in other assets and liabilities. These decreases were partially offset by $34 million of favorable impacts from working capital changes.
Cash used for investing activities increased by $20 million for the three months ended March 31, 2024 versus the prior year, mainly due to $24 million of increased expenditures for property, plant and equipment driven by the timing of the capital expenditures. This was partially offset by $4 million of proceeds received in the current year on our cross currency swap contracts which have been designated as net investment hedges of our Euro-denominated operations.
Cash used for financing activities increased by $68 million for the three months ended March 31, 2024 compared with the prior year. The increased use of cash for financing activities was primarily driven by $107 million of cash paid for share repurchases in 2024, partially offset by $42 million of payments made in the prior year related to dividends declared on our Series A Preferred Stock.

Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies
The preparation of our Consolidated Interim Financial Statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. Actual results could differ from our estimates and assumptions, and any such differences could be material to our financial statements. Our critical accounting policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2023 Form 10-K.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies of the Notes to the Consolidated Interim Financial Statements for further discussion of recent accounting pronouncements.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding the following, are forward-looking statements: statements regarding our future results of operations and financial position, expectations regarding the growth of the turbocharger and electric vehicle markets and other industry trends, the sufficiency of our liquidity and capital resources, anticipated impacts of changes in legislation and government policy relating to taxation or otherwise, anticipated sources and uses of cash, anticipated investments in our business, our business strategy, pending litigation, anticipated interest expense, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including:
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
•geopolitical conditions, catastrophic events and pandemics;
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
•risks of changes in the effective tax rates;
•the effects of any deterioration on industry, economic or financial conditions on our ability to access the capital markets on favorable terms;
•quality control and creditworthiness of the suppliers on which we rely;
•risks for system or service failures, including cyber or other security incidents, each of which could disrupt business operations, result in loss of critical and confidential information and adversely impact our reputation and results of operations; and
•the other factors described under the caption “Risk Factors” in our 2023 Form 10-K, as updated in this Quarterly Report on Form 10-Q, and our other filings with the SEC.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2024, the net fair value of all financial instruments with exposure to currency risk was a $60 million asset. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be $152 million and $(161) million, respectively, at March 31, 2024 exchange rates. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
There have been no other material changes to the Company’s quantitative and qualitative disclosures about interest rate or commodity price risks as disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, in our 2023 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For additional information regarding our legal proceedings, see the discussion under Note 20, Commitments and Contingencies of the Notes to the Consolidated Interim Financial Statements, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors
There have been no material changes to the risks described under "Risk Factors” in our 2023 Form 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our 2023 Form 10-K. These factors could materially adversely affect our business, financial condition, or results of operations, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 13, 2024, the Board of Directors authorized a $350 million share repurchase program valid until December 31, 2024, providing for the purchase of shares of Common Stock. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The following table summarizes our share repurchase activity for the three months ended March 31, 2024 and additional information regarding our share repurchase program:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2024 - January 31, 2024	—	$—	—	$—
February 1, 2024 - February 29, 2024	251,682	9.53	251,682	347,601,764
March 1, 2024 - March 31, 2024	11,688,835	9.11	11,688,835	241,138,639
Total	11,940,517	$9.12	11,940,517	$241,138,639
(1) Excludes shares withheld to satisfy tax withholding obligations in connection with equity award vestings.
Other than the repurchases reflected in the table above, there were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended March 31, 2024.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Agreements
During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation of Garrett Motion Inc., dated April 30, 2021	8-K	001-38636	3.1	04/30/2021
3.2	Amended and Restated Certificate of Designations of Series A Cumulative Convertible Preferred Stock of Garrett Motion Inc.	DEF14C	001-38636	Appendix B-1	05/15/2023
3.3	Certificate of Elimination with respect to Series A Preferred Stock	10-Q	001-38636	3.4	07/27/2023
3.4	Certificate of Elimination with Respect to Series B Preferred Stock	10-Q	001-38636	3.5	07/27/2023
3.5	Fourth Amended and Restated By-laws of Garrett Motion Inc.	8-K	001-38636	3.1	12/07/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: April 25, 2024	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: April 25, 2024	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer