Form 10-Q
period 2024-06-30
Garrett Motion Inc.
filed 2024-07-25
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

La Pièce 16, 1180 Rolle, Switzerland
and
47548 Halyard Drive, Plymouth, MI 48170
(Address of principal executive offices) (Zip Code)
+41 21 695 30 00

and
734 392 5500
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of July 19, 2024, the registrant had 218,606,857 shares of Common Stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions, except per share amounts)
Net sales (Note 3)	$890	$1,011	$1,805	$1,981
Cost of goods sold	705	809	1,448	1,590
Gross profit	185	202	357	391
Selling, general and administrative expenses	61	63	125	119
Other expense, net	3	1	4	2
Interest expense	62	29	93	56
Gain on sale of equity investment (Note 21)	(27)	—	(27)	—
Non-operating (income) expense	(1)	8	(6)	5
Income before taxes	87	101	168	209
Tax expense (Note 5)	23	30	38	57
Net income	64	71	130	152
Less: preferred stock dividends	—	(40)	—	(80)
Less: preferred stock deemed dividends	—	(232)	—	(232)
Net income (loss) available for distribution	$64	$(201)	$130	$(160)

Earnings (loss) per common share
Basic	$0.29	$(1.88)	$0.56	$(1.86)
Diluted	0.28	(1.88)	0.56	(1.86)

Weighted average common shares outstanding
Basic	224,321,948	107,408,432	230,493,039	86,269,694
Diluted	225,898,814	107,408,432	232,455,083	86,269,694
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net income	$64	$71	$130	$152
Foreign exchange translation adjustment	—	(8)	18	(6)
Defined benefit pension plan adjustment, net of tax	2	—	3	—
Changes in fair value of effective cash flow hedges, net of tax (Note 16)	(2)	2	1	(1)
Changes in fair value of net investment hedges, net of tax (Note 16)	8	3	27	(2)
Total other comprehensive income (loss), net of tax	8	(3)	49	(9)
Comprehensive income	$72	$68	$179	$143
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

	June 30, 2024	December 31, 2023
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$98	$259
Restricted cash	1	1
Accounts, notes and other receivables – net (Note 6)	736	808
Inventories – net (Note 8)	272	263
Other current assets	85	75
Total current assets	1,192	1,406
Investments and long-term receivables	11	29
Property, plant and equipment – net	438	477
Goodwill	193	193
Deferred income taxes	199	216
Other assets (Note 9)	196	206
Total assets	$2,229	$2,527
LIABILITIES
Current liabilities:
Accounts payable	$984	$1,074
Current maturities of long-term debt (Note 14)	7	7
Accrued liabilities (Note 11)	283	293
Total current liabilities	1,274	1,374
Long-term debt (Note 14)	1,465	1,643
Deferred income taxes	24	27
Other liabilities (Note 12)	191	218
Total liabilities	$2,954	$3,262
COMMITMENTS AND CONTINGENCIES (Note 19)
EQUITY (DEFICIT)
Common Stock, par value $0.001; 1,000,000,000 and 1,000,000,000 shares authorized, 240,783,003 and 238,543,624 issued and 220,720,522 and 238,249,056 outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid–in capital	1,203	1,190
Retained deficit	(1,792)	(1,922)
Accumulated other comprehensive income (loss) (Note 17)	46	(3)
Treasury Stock, at cost; 20,062,481 and 0 shares as of June 30, 2024 and December 31, 2023, respectively (Note 15)	(182)	—
Total deficit	(725)	(735)
Total liabilities and deficit	$2,229	$2,527
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Cash flows from operating activities:
Net income	$130	$152
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	14	8
Depreciation	44	43
Amortization of deferred issuance costs	33	5
Loss on remeasurement of forward purchase contract	—	13
Gain on sale of equity investment	(27)	—
Foreign exchange loss (gain)	13	(11)
Stock compensation expense	13	8
Pension expense	1	1
Unrealized loss on derivatives	1	19
Other	3	9
Changes in assets and liabilities:
Accounts, notes and other receivables	50	(69)
Inventories	(24)	(47)
Other assets	17	(10)
Accounts payable	(33)	105
Accrued liabilities	(5)	32
Other liabilities	(20)	(2)
Net cash provided by operating activities	$210	$256
Cash flows from investing activities:
Expenditures for property, plant and equipment	(49)	(33)
Proceeds from cross-currency swap contracts	21	9
Proceeds from sale of equity investment	46	$—
Net cash provided by (used for) investing activities	$18	$(24)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt financing costs	794	667
Payments of long-term debt	(989)	(4)
Repurchases of Series A Preferred Stock	—	(580)
Repurchases of Common Stock	(173)	(15)
Payments of Additional Amounts for conversion of Series A Preferred Stock	—	(25)
Payments for preference dividends	—	(42)
Payments for debt and revolving facility financing costs	(7)	(2)
Other	(9)	(1)
Net cash used for financing activities	$(384)	$(2)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(5)	1
Net (decrease) increase in cash, cash equivalents and restricted cash	(161)	231
Cash, cash equivalents and restricted cash at beginning of the period	260	248
Cash, cash equivalents and restricted cash at end of the period	$99	$479
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$27	$27
Interest paid	42	24

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2023	—	$—	238	$—	—	$—	$1,190	$(1,922)	$(3)	$(735)
Net income	—	—	—	—	—	—	—	66	—	66
Share repurchases	—	—	(12)	—	12	(109)	—	—	—	(109)
Excise tax on share repurchases	—	—	—	—	—	(1)	—	—	—	(1)
Shares issued under stock plan, net of shares withheld for employee taxes	—	—	1	—	1	(5)	—	—	—	(5)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	41	41
Stock-based compensation	—	—	—	—	—	—	8	—	—	8
Balance at March 31, 2024	—	$—	227	$—	13	$(115)	$1,198	$(1,856)	$38	$(735)
Net income	—	—	—	—	—	—	—	64	—	64
Share repurchases	—	—	(7)	—	7	(65)	—	—	—	(65)
Excise tax on share repurchases	—	—	—	—	—	(1)	—	—	—	(1)
Shares issued under stock plan, net of shares withheld for employee taxes	—	—	1	—	—	(1)	—	—	—	(1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	8	8
Stock-based compensation	—	—	—	—	—	—	5	—	—	5
Balance at June 30, 2024	—	$—	221	$—	20	$(182)	$1,203	$(1,792)	$46	$(725)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2022	246	$—	64	$—	—	$—	$1,333	$(1,485)	$36	$(116)
Net income	—	—	—	—	—	—	—	81	—	81
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(6)	(6)
Dividends	—	—	—	—	—	—	—	(42)	—	(42)
Stock-based compensation	—	—	—	—	—	—	3	—	—	3
Balance at March 31, 2023	246	$—	64	$—	—	$—	$1,336	$(1,446)	$30	$(80)
Net income	—	—	—	—	—	—	—	71	—	71
Repurchases of Series A Preferred Stock	(70)	—	—	—	—	—	(366)	(201)	—	(567)
Repurchases of Common Stock	—	—	(2)	—	—	—	—	(18)	—	(18)
Excise tax on share repurchases	—	—	—	—	—	—	—	(6)	—	(6)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	(3)	(3)
Issuance of Common Stock for preference dividends	—	—	26	—	—	—	209	(209)	—	—
Conversion of Series A Preferred Stock	(176)	—	176	—	—	—	—	(25)	—	(25)
Stock-based compensation	—	—	—	—	—	—	5	—	—	5
Balance at June 30, 2023	—	$—	264	$—	—	$—	$1,184	$(1,834)	$27	$(623)
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions, except per share amounts)
Note 1. Background and Basis of Presentation
Background
Garrett Motion Inc. (the “Company” or “Garrett”) is a cutting-edge technology leader delivering differentiated solutions for emission reduction and energy efficiency. We design, manufacture, and sell highly engineered turbocharging, air and fluid compression, and high-speed electric motor technologies to original equipment manufacturers (“OEMs”) and distributors within the mobility and industrial space. We have significant expertise in delivering products at scale for internal combustion engines using gasoline, diesel, natural gas, and hydrogen, as well as for zero emission technologies using hydrogen fuel cell systems, both for mobility and industrial use. As our customers continue to progress on electrification, we are applying our technological pillars to develop highly engineered E-Powertrain and E-Cooling compressor products to support their ambition. These products are key enablers for fuel economy, energy efficiency, thermal management, and compliance with emissions standards and overall greenhouse gas and other emission reduction targets.
Basis of Presentation
The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited Consolidated Interim Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 15, 2024 (our “2023 Form 10-K”). The results of operations for the three and six months ended June 30, 2024 and cash flows for the six months ended June 30, 2024 should not necessarily be taken as indicative of the entire year. All amounts presented are in millions, except per share amounts.
We report our quarterly financial information using a calendar convention: the first, second, and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday to minimize the potentially disruptive effects of quarterly closing on our business processes. For differences in actual closing dates that are material to year-over-year comparisons of quarterly or year-to-date results, such differences have been adjusted for the three months ended June 30, 2024. Our actual closing dates for the three months ended June 30, 2024 and 2023 were June 29, 2024 and July 1, 2023, respectively.
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

Accounting Standards Issued But Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require companies with a single reportable segment to provide all existing segment disclosures, as well as requires incremental segment information to be disclosed. The guidance is effective for fiscal years beginning after December 15, 2023 on a retrospective basis, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the guidance to determine the impact on its disclosures.
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
Note 3. Revenue Recognition and Contracts with Customers
Disaggregated Revenue
Net sales by region (determined based on country of shipment) and channel are as follows:

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	OEM	Aftermarket	Other	Total	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$119	$53	$2	$174	$142	$47	$1	$190
Europe	378	49	7	434	437	48	9	494
Asia	245	14	4	263	292	13	4	309
Other	14	5	—	19	12	6	—	18
	$756	$121	$13	$890	$883	$114	$14	$1,011

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	OEM	Aftermarket	Other	Total	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$245	$104	$3	$352	$265	$96	$2	$363
Europe	796	92	15	903	883	91	17	991
Asia	481	26	8	515	559	25	7	591
Other	24	11	—	35	24	12	—	36
	$1,546	$233	$26	$1,805	$1,731	$224	$26	$1,981
Contract Balances
The following table summarizes our contract assets and liabilities balances:

	2024	2023
	(Dollars in millions)
Contract assets—January 1	$38	$46
Contract assets—June 30	51	47
Change in contract assets—Increase/(Decrease)	$13	$1
Contract liabilities—January 1	$(11)	$(8)
Contract liabilities—June 30	(14)	(9)
Change in contract liabilities—Decrease/(Increase)	$(3)	$(1)

Note 4. Research, Development and Engineering
Garrett conducts research, development, and engineering (“RD&E”) activities, which consist primarily of the development of new products and product applications. RD&E costs are charged to expense as incurred unless the Company has a contractual guarantee for reimbursement from the customer. Customer reimbursements are netted against gross RD&E expenditures as they are considered a recovery of cost. Such costs are included in Cost of goods sold as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Research and development costs	$46	$46	$89	$86
Engineering-related expenses, net of customer (reimbursements) (1)	(5)	(4)	(4)	(5)
	$41	$42	$85	$81
(1)    Engineering-related expenses include customer reimbursements of $16 million and $13 million for the three months ended June 30, 2024 and 2023, respectively, and $24 million and $24 million for the six months ended June 30, 2024 and 2023, respectively.
Certain engineering expenses related to long-term supply arrangements are capitalized when defined criteria, such as the existence of a contractual guarantee for reimbursement, are met. As of June 30, 2024 and December 31, 2023, $22 million and $12 million, respectively, of such contractually reimbursable costs were capitalized. These amounts are recorded within Other current assets in the Consolidated Interim Balance Sheet.

Note 5. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Tax expense	$23	$30	$38	$57
Effective tax rate	26.4%	29.7%	22.6%	27.3%

The effective tax rates for the three months ended June 30, 2024 and 2023 were 26.4% and 29.7%, respectively. The effective tax rates for the six months ended June 30, 2024 and 2023 were 22.6% and 27.3%, respectively.

The change in the effective tax rate for the three months ended June 30, 2024 compared to the prior period is primarily related to lower U.S. taxes on international operations and lower non-deductible transaction costs, partially offset by tax related to the sale of an equity interest in an unconsolidated joint venture.

The change in the effective tax rate for the six months ended June 30, 2024 compared to the prior period is primarily related to reversal of tax reserves, lower U.S. taxes on international operations, and lower non-deductible transaction costs, partially offset by tax related to the sale of an equity interest in an unconsolidated joint venture.

The effective tax rate for the three months ended June 30, 2024 was higher than the U.S. federal statutory rate of 21% primarily because of U.S. taxes on international operations, withholding taxes, and tax related to sale of an equity interest in an unconsolidated joint venture, partially offset by lower taxes on non-U.S. earnings, and global research and development benefits.

The effective tax rate for the six months ended June 30, 2024 was higher than the U.S. federal statutory rate of 21% primarily because of U.S. taxes on international operations, withholding taxes, and tax related to sale of an equity interest in an unconsolidated joint venture, partially offset by reversals of tax reserves, lower taxes on non-U.S. earnings, and global research and development benefits.

Note 6. Accounts, Notes and Other Receivables—Net

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Trade receivables	$568	$614
Notes receivable	91	101
Other receivables	84	99
	743	814
Less—Allowance for expected credit losses	(7)	(6)
	$736	$808
Trade receivables include $51 million and $38 million of unbilled customer contract asset balances as of June 30, 2024 and December 31, 2023, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. See Note 3, Revenue Recognition and Contracts with Customers.
Notes receivable is related to guaranteed bank notes without recourse that the Company receives in settlement of accounts receivables, primarily in the Asia Pacific region. See Note 7, Factoring and Notes Receivable.
Other receivables includes VAT receivables of $62 million and $78 million as of June 30, 2024 and December 31, 2023, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Eligible receivables sold without recourse	$240	$218	$402	$400
Guaranteed bank notes sold without recourse	52	—	52	—
The expenses related to the sale of trade receivables and guaranteed bank notes are recognized within Other expense, net in the Consolidated Interim Statements of Operations, and were $1 million and $2 million for the three and six months ended June 30, 2024, respectively, and were immaterial for the three and six months ended June 30, 2023.

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Receivables sold but not yet collected by the bank from the customer	$63	$7
Guaranteed bank notes sold but not yet collected by the bank from the customer	—	—
As of June 30, 2024 and December 31, 2023, the Company had no guaranteed bank notes pledged as collateral.

Note 8. Inventories—Net

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Raw materials	$194	$198
Work in process	20	21
Finished products	99	85
	313	304
Less—Reserves	(41)	(41)
	$272	$263

Note 9. Other Assets

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Advanced discounts to customers, non-current	$36	$41
Operating right-of-use assets (Note 13)	45	40
Income tax receivable	20	20
Pension and other employee related	11	11
Derivatives designated as net investment hedges	57	37
Designated and undesignated derivatives	19	46
Other	8	11
	$196	$206

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

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Supplier financing obligations outstanding with financial institutions	$63	$68
Guaranteed bank notes outstanding	177	193
Note 11. Accrued Liabilities

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Customer pricing reserve	$83	$57
Compensation, benefit and other employee related	65	80
Repositioning	9	9
Product warranties and performance guarantees - short-term (Note 19)	16	18
Income and other taxes	32	42
Customer advances and deferred income (1)	20	15

Accrued interest	14	26
Short-term lease liability (Note 13)	9	9
Accrued freight	8	9
Designated and undesignated derivatives	10	12
Other (primarily operating expenses) (2)	17	16
	283	293
(1)Customer advances and deferred income include $14 million and $9 million of contract liabilities as of June 30, 2024 and December 31, 2023, respectively. See Note 3, Revenue Recognition and Contracts with Customers.
(2)Includes $4 million and $5 million of environmental liabilities as of June 30, 2024 and December 31, 2023, respectively.
The Company accrues repositioning costs related to projects to optimize its product costs and right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Interim Statements of Operations.

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2023	$9	$—	$9
Charges	12	—	12
Usage—cash	(12)	—	(12)
Balance at June 30, 2024	$9	$—	$9

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2022	$9	$—	$9
Charges	7	2	9
Usage—cash	(4)	—	(4)
Non-cash asset write-offs	—	(2)	(2)
Balance at June 30, 2023	$12	$—	$12

Note 12. Other Liabilities

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Income taxes	$96	$99
Designated and undesignated derivatives	—	20
Pension and other employee related	20	23
Long-term lease liability (Note 13)	37	33
Advanced discounts from suppliers	3	3
Product warranties and performance guarantees – long-term (Note 19)	9	9
Environmental remediation – long term	12	13
Long-term accounts payable	5	7
Other	9	11
	191	218

Note 13. Leases
We have operating leases that primarily consist of real estate, machinery, and equipment. Our leases have remaining lease terms of up to 15 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Operating lease cost	$4	$4	$7	$8
Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$3	$3	$6	$7
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3	2	9	2
Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Other assets	$45	$40
Accrued liabilities	9	9
Other liabilities	37	33

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	7.44	8.08
Weighted-average discount rate	5.98%	5.69%

Maturities of operating lease liabilities as of June 30, 2024 were as follows:

(Dollars in millions)
2024	$8
2025	10
2026	9
2027	8
2028	6
Thereafter	17
Total lease payments	58
Less imputed interest	(12)
$46

Note 14. Long-term Debt and Credit Agreements
Long Term Debt
Senior Notes
On May 21, 2024, Garrett Motion Holdings Inc. and Garrett LX I S.à.r.l. (the "Issuers"), wholly owned subsidiaries of the Company, completed an offering of $800 million in aggregate principal amount of 7.75% Senior Unsecured Notes due 2032 (the "2032 Senior Notes"). The 2032 Senior Notes mature on May 31, 2032. The Company incurred $12 million of debt issuance costs, which have been capitalized and will be amortized on a straight-line basis.
The 2032 Senior Notes are guaranteed by the Company and each of the Company's wholly owned subsidiaries that guarantee obligations under the existing Credit Agreement (as defined below), subject to certain exceptions. The proceeds from the sale of the 2032 Senior Notes, together with cash on hand, were used to repay approximately $800 million of term loan indebtedness, as described below, and to pay related fees and expenses.
Term Loans
On April 30, 2021, the Company entered into a credit agreement (as amended from time to time, the "Credit Agreement") with JPMorgan Chase Bank, N.A. as administrative agent. The Credit Agreement provided for the following long-term senior secured financing (collectively, the "Term Loan Facilities"):
•2021 Dollar Term Facility: a seven-year secured first-lien U.S. Dollar term loan facility for $715 million;
•2023 Dollar Term Facility: a five-year secured first-lien U.S. Dollar term loan facility for $500 million; and
•Euro Term Facility: a seven-year secured first-lien Euro term loan facility for €450 million.
In the three months ended June 30, 2024, we made early debt repayments totaling $985 million on our Euro Term Facility and our 2023 Dollar Term Facility. Both term loans were fully repaid as of June 30, 2024. The early repayments resulted in incremental amortization of debt issuance costs of $27 million, included within Interest expense in the Consolidated Interim Statement of Operations.
On May 21, 2024, in addition to the above transactions, the Company entered into Amendment No. 4 (the "Fourth Amendment") and Amendment No. 5 (the "Fifth Amendment" and, together with the Fourth Amendment, the "Amendments") to the Credit Agreement (as amended by the Amendments, the "Amended Credit Agreement"). The Fourth Amendment (i) removed the credit spread adjustment with respect to certain US dollar denominated term loan borrowings that are Term Benchmark Loans (as defined in the Amended Credit Agreement) and (ii) reduced the Applicable Rate (as defined in the Amended Credit Agreement) on certain US dollar denominated term loans to 2.75% for Term Benchmark Loans and 1.75% for ABR Loans (as defined in the Amended Credit Agreement).
The Fifth Amendment increased the amount of revolving loan commitments available to the Company under the Credit Agreement by $30 million ("Incremental Revolving Commitment") to an aggregate amount of $600 million, as discussed below. The Incremental Revolving Commitment has the same terms and is subject to the same conditions applicable to revolving loans generally under the Amended Credit Agreement.
The principal outstanding and carrying amounts of our long-term debt as of June 30, 2024 and December 31, 2023 are as follows:

	Due	Interest Rate	June 30, 2024	December 31, 2023
2021 Dollar Term Facility	4/30/2028	SOFR plus 275 bps	$695	$699
2023 Dollar Term Facility	4/30/2028	SOFR plus 450 bps	—	500
Euro Term Facility	4/30/2028	EURIBOR plus 350 bps	—	497
2032 Senior Notes	5/31/2032	7.75%	800	—
Other			2	—
Total principal outstanding			1,497	1,696
Less: unamortized deferred financing costs			(25)	(46)
Less: current portion of long-term debt			(7)	(7)
Total long-term debt			$1,465	$1,643
Revolving Facility and Letters of Credit
The Amended Credit Agreement also provides for a senior secured first-lien revolving credit facility providing for multi-currency revolving loans (the “Revolving Facility”). The Revolving Facility matures on April 30, 2028 and has a maximum borrowing amount available of $600 million.
Under the Revolving Facility, the Company may use up to $125 million for the issuance of letters of credit to its subsidiaries. Letters of credit are available for issuance under the Amended Credit Agreement on terms and conditions customary for financings of this kind, which issuances reduce availability under the Revolving Facility. As of June 30, 2024, the Company had no loans outstanding under the Revolving Facility, no outstanding letters of credit, and available borrowing capacity of $600 million.
Separate from the Revolving Facility, the Company has a bilateral letter of credit facility in the amount of $15 million, which matures on April 30, 2026. As of June 30, 2024, the Company had $12 million utilized and $3 million of remaining available capacity under such facility.
Minimum scheduled principal repayments of long-term debt as of June 30, 2024 are as follow:

June 30, 2024
(Dollars in millions)
2024	$4
2025	7
2026	7
2027	7
2028	672
Thereafter	800
Total debt payments	$1,497
Interest Rates and Fees
The 2032 Senior Notes bear interest at a rate of 7.75% per annum. Interest on the 2032 Senior Notes is payable semi-annually in arrears on May 31 and November 30 of each year, commencing on November 30, 2024.
The 2021 Dollar Term Facility is subject to an interest rate, at our option, of either (a) an alternate base rate (“ABR”) (which shall not be less than 1.50%) or (b) an adjusted SOFR rate (“SOFR”) (which shall not be less than 0.50%), in each case, plus an applicable margin equal to 2.75% in the case of SOFR loans and 1.75% in the case of ABR loans.
The Revolving Facility is subject to an interest rate comprised of an applicable benchmark rate as provided under the Credit Agreement (which shall not be less than 1.00% if such benchmark is the ABR rate and not less than 0.00% in the case of other applicable benchmark rates) that is selected based on the currency in which borrowings are outstanding thereunder, in each case, plus an applicable margin that may vary based on our leverage ratio.

In addition to paying interest on outstanding borrowings under the Revolving Facility, we are also required to pay a quarterly commitment fee based on the average daily unused portion of the Revolving Facility during such quarter, which is determined by our leverage ratio and ranges from 0.25% to 0.50% per annum.
Certain Covenants
2032 Senior Notes
The 2032 Senior Notes contain certain covenants that limit the ability of the Company and its restricted subsidiaries to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales, and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the 2032 Senior Notes indenture. Additionally, the indenture contains certain change of control provisions that, under certain conditions, would require the Company to make an offer to repurchase all of the outstanding 2032 Senior Notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest. The indenture also contains customary events of default.
Term Loans
The Amended Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The Revolving Facility also contains a financial covenant requiring the maintenance of a consolidated total leverage ratio of not greater than 4.7 times as of the end of each fiscal quarter if, on the last day of any such fiscal quarter, the aggregate amount of loans and letters of credit (excluding backstopped or cash collateralized letters of credit and other letters of credit with an aggregate face amount not exceeding $30 million) outstanding under the Revolving Facility exceeds 35% of the aggregate commitments in effect thereunder on such date.
As of June 30, 2024, the Company was in compliance with all covenants under the 2032 Senior Notes indenture and Amended Credit Agreement.

Note 15. Equity
Preferred Stock
On April 12, 2023, the Company entered into separate definitive agreements with each of Centerbridge Partners, L.P. and funds managed by Oaktree Capital Management, L.P. to effect a series of integrated transactions (collectively, the “Transaction”) designed to increase the attractiveness of the Company to investors, including by simplifying the Company’s capital structure by converting all outstanding Series A Preferred Stock into a single class of Common Stock, subject to certain conditions.
On June 6, 2023, the Company completed all steps of the Transaction and had no remaining shares of Series A Preferred Stock outstanding as of that date. Please refer to Note 21, Equity, to the Consolidated Financial Statements for the year ended December 31, 2023 included in our 2023 Form 10-K.
Treasury Stock
Treasury stock represents shares of the Company's Common Stock that have been issued and subsequently repurchased by the Company or withheld to satisfy withholding tax obligations in connection with equity award vestings, and that have not been retired or cancelled. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of Equity (Deficit) on the Consolidated Interim Balance Sheet. The Company accounts for the reissuance of treasury stock using the average cost method. The Company did not reissue or retire any shares of treasury stock during the three and six months ended June 30, 2024.
Share Repurchase Program
On February 12, 2024, the Board of Directors authorized a $350 million share repurchase program valid until December 31, 2024. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. During the six months ended June 30, 2024, the Company repurchased $174 million of Common Stock, and had $176 million remaining under the share repurchase program. The repurchased shares are held as treasury stock.

Note 16. Financial Instruments and Fair Value Measures
Our credit, market, and foreign currency risk management policies are described in Note 19, Financial Instruments and Fair Value Measures, to the Consolidated Financial Statements for the year ended December 31, 2023 included in our 2023 Form 10-K. As of June 30, 2024 and December 31, 2023, we had contracts with aggregate gross notional amounts of $1,165 million and $1,171 million, respectively, to hedge foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar, and Korean Won.
Fair Value of Financial Instruments
The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

			Fair Value
	Notional Amounts		Assets			Liabilities
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023		June 30, 2024	December 31, 2023
Designated instruments:
Designated forward currency exchange contracts	$392	$456	$7	$11	(a)	$8	$6	(c)
Designated cross-currency swaps	1,515	1,015	57	37	(b)	—	17	(d)
Designated interest-rate swaps	—	200	—	—		—	—
Total designated instruments	1,907	1,671	64	48		8	23
Undesignated instruments:
Undesignated interest rate swaps	481	917	19	46	(b)	—	3	(d)
Undesignated forward currency exchange contracts	773	715	6	1	(a)	2	6	(c)
Total undesignated instruments	1,254	1,632	25	47		2	9
Total designated and undesignated instruments	$3,161	$3,303	$89	$95		$10	$32
(a) Recorded within Other current assets
(b) Recorded within Other assets
(c) Recorded within Accrued liabilities
(d) Recorded within Other liabilities

Cash Flow Hedges
During 2023, the Company entered into float-to-fixed interest rate swap contracts with an aggregate notional amount of $200 million and maturities in July 2024 and October 2024. The Company also entered into a float-to-fixed cross-currency swap contract comprised of an amortizing swap with an aggregate notional amount of €280 million ($300 million) and notional exchanges in June 2026, June 2027, and June 2028. The interest rate swap and cross-currency swap contracts were early settled in 2024, resulting in net gains of $18 million recorded to Interest expense and a $4 million loss recorded to Non-operating expense in the Consolidated Interim Statement of Operations.
The Company also has outstanding forward currency exchange contracts with maturities up to 18 months and an aggregate notional amount of $392 million and $456 million as of June 30, 2024 and December 31, 2023, respectively. These forward currency exchange contracts have been designated as cash flow hedges to mitigate foreign currency exposures primarily on our inventory purchases and manufacturing costs. The gains and losses on the forward currency exchange contracts are recorded in Accumulated Other Comprehensive Income ("AOCI") and reclassified to Cost of goods sold in the Consolidated Interim Statement of Operations when the underlying transactions are recognized in earnings.
In order to mitigate foreign currency risk on its 2032 Senior Notes, the Company entered into fixed-to-fixed cross-currency swap contracts with an aggregate notional amount of €507 million ($550 million) and notional exchanges in May 2027, May 2028, May 2029, and May 2030. Changes in the fair value of the cross-currency swap contracts are recognized in AOCI and reclassified to Non-operating (income) expense in the Consolidated Interim Statement of Operations, based upon changes in the spot rate remeasurement of the underlying debt. The net interest settlements on the cross-currency swap contracts are recorded in Interest expense in the Consolidated Interim Statements of Operations.
All of the Company's cash flow hedges are assessed as highly effective. For the three months ended June 30, 2024 and 2023, the Company recorded a loss of $2 million, net of tax, and a gain of $2 million, net of tax, respectively, in Other comprehensive income. For the six months ended June 30, 2024 and 2023, the Company recorded a gain of $1 million, net of tax, and a loss of $1 million, net of tax, respectively, in Other comprehensive income.
Net Investment Hedges
The Company has designated float-to-float cross-currency swaps with aggregate notional amounts of €858 million ($965 million) and €615 million ($715 million) as of June 30, 2024 and December 31, 2023, respectively, as net investment hedges of its Euro-denominated operations. In April 2024, the Company re-couponed the cross-currency swap contracts which have been designated as net investment hedges and received a cash settlement of $13 million. The fair values of the net investment hedges were net assets of $57 million and $37 million as of June 30, 2024 and December 31, 2023, respectively. Our Consolidated Interim Statements of Comprehensive Income include Changes in fair value of net investment hedges, net of tax, of a $8 million gain and a $3 million gain for the three months ended June 30, 2024 and 2023, respectively, and of a $27 million gain and a $2 million loss for the six months ended June 30, 2024 and 2023, respectively. No ineffectiveness has been recorded on the net investment hedges.
Non-Designated Derivatives
As of June 30, 2024 and December 31, 2023, the Company has outstanding float-to-fixed interest rate swap contracts with an aggregate notional amount of €450 million ($481 million) and €830 million ($917 million), respectively, and maturities of July 2024, October 2024, April 2025, April 2026, April 2027, and April 2028. Changes in the fair value of the undesignated interest rate swap contracts are recorded in Interest expense in the Consolidated Interim Statements of Operations.
The Company also has outstanding forward currency exchange contracts with maturities generally up to 3 months and an aggregate notional amount of $773 million and $715 million as of June 30, 2024 and December 31, 2023, respectively. These derivatives are not designated as hedging instruments and are adjusted to fair value through Non-operating (income) expense in the Consolidated Interim Statements of Operations.
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
The carrying value of Cash, cash equivalents, and restricted cash, Account receivables and Notes and Other receivables contained in the Consolidated Interim Balance Sheet approximates fair value.
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities	$682	$696	$1,650	$1,692
2032 Senior Notes	789	812	—	—

The Company determined the fair value of its Term Loan Facilities and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the Term Loan Facilities and related current maturities is considered Level 2. The fair value of the 2032 Senior Notes was determined using quoted prices from daily exchange traded markets and is classified as a Level 1 measurement.

Note 17. Accumulated Other Comprehensive Income
The changes in AOCI by component are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Foreign Exchange Translation Adjustment
Balance at beginning of period	$(39)	$(42)	$(57)	$(44)
Other comprehensive income (loss) before reclassifications	5	(8)	23	(6)
Amounts reclassified from AOCI	(5)	—	(5)	—
Balance at end of period	(39)	(50)	(39)	(50)

Pension Adjustments
Balance at beginning of period	(19)	(18)	(20)	(18)
Other comprehensive income (loss) before reclassifications (1)	2	—	3	—
Balance at end of period	(17)	(18)	(17)	(18)

Changes in Fair Value of Effective Cash Flow Hedges
Balance at beginning of period	1	10	(2)	13
Other comprehensive income (loss) before reclassifications (2)	6	9	18	14
Amounts reclassified from AOCI, net	(8)	(7)	(17)	(15)
Balance at end of period	(1)	12	(1)	12

Changes in Fair Value of Net Investment Hedges
Balance at beginning of period	95	80	76	85
Other comprehensive income (loss) before reclassifications, net (3)	8	3	27	(2)
Balance at end of period	103	83	103	83

Accumulated other comprehensive income, end of period	$46	$27	$46	$27

(1)    There were no income tax effects for the three and six months ended June 30, 2024 and 2023.
(2)     Net of tax expense (benefit) of $2 million and $2 million for the three months ended June 30, 2024 and 2023, respectively and $6 million and $2 million for the six months ended June 30, 2024 and 2023, respectively.
(3) Net of tax expense (benefit) of $2 million and $(3) million for the three months ended June 30, 2024 and 2023, respectively, and $6 million and $(6) million for the six months ended June 30, 2024 and 2023, respectively.

Reclassifications from AOCI to income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Foreign Exchange Translation Adjustment
Reclassification adjustments recognized in income (1)	$(5)	$—	$(5)	$—
Amounts reclassified from AOCI	(5)	—	(5)	—

Changes in Fair Value of Effective Cash Flow Hedges
Reclassification forward currency exchange contracts to Cost of goods sold	$(2)	$(6)	$(4)	$(15)
Reclassification cross-currency swaps to Interest expense	1	—	(1)	—
Reclassification cross-currency swaps to Non-operating (income) expense	(6)	4	(13)	4
Tax effect on reclassification to income	(1)	(5)	1	(4)
Amounts reclassified from AOCI, net	(8)	(7)	(17)	(15)

Total reclassifications for the period	$(13)	$(7)	$(22)	$(15)
(1) Cumulative translation losses reclassified to Net income related to the sale of an equity interest in an unconsolidated joint venture. See Note 21 for discussion.

Note 18. Earnings Per Share
For the three and six months ended June 30, 2024, basic earnings per share ("EPS") is computed using the weighted-average number of common shares outstanding during the period.
For the three and six months ended June 30, 2023, basic earnings per share was calculated using the two-class method because our Series A Preferred Stock was considered a participating security prior to its conversion into Common Stock and cancellation pursuant to the Transaction. The two-class method requires an allocation of earnings to all securities that participate in dividends with common shares, which included our Series A Preferred Stock, to the extent that each such security may share in the entity’s earnings. Basic earnings per share are then calculated by dividing undistributed earnings allocated to common stock by the weighted average number of common shares outstanding for the period.
Diluted earnings per share for the three and six months ended June 30, 2024 is calculated based on the weighted-average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method. Diluted earnings per share for the three and six months ended June 30, 2023 is calculated using the more dilutive of the two-class or if-converted methods. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities.
The details of the EPS calculations for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions except per share)
Basic earnings per share:
Net income	$64	$71	$130	$152
Less: preferred stock dividend	—	(40)	—	(80)
Less: preferred stock deemed dividends	—	(232)	—	(232)
Net income (loss) available to common shareholders	$64	$(201)	$130	$(160)
Weighted average common shares outstanding - Basic	224,321,948	107,408,432	230,493,039	86,269,694
EPS – Basic	$0.29	$(1.88)	$0.56	$(1.86)

Diluted earnings per share:
Method used:		Two-class		Two-class
Weighted average common shares outstanding - Basic	224,321,948	107,408,432	230,493,039	86,269,694
Dilutive effect of unvested RSUs and other contingently issuable shares	1,576,866	—	1,962,044	—
Weighted average common shares outstanding – Diluted	225,898,814	107,408,432	232,455,083	86,269,694
EPS – Diluted	$0.28	$(1.88)	$0.56	$(1.86)

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

Note 19. Commitments and Contingencies
Securities Litigation
In 2020, various securities class action complaints were filed against Garrett Motion Inc. and certain current and former Garrett officers and directors in the United States District Court for the Southern District of New York asserting claims under Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, for alleged securities fraud and control person liability. In March 2022, the trial court dismissed with prejudice the claims against certain of the defendants, and in March 2023, the trial court dismissed with prejudice all remaining claims. In April 2023, the plaintiffs appealed the trial court’s decision to the United States Court of Appeals for the Second Circuit. In April 2024, the Second Circuit affirmed dismissal of the claims, and the deadline for further appeals has passed.
Brazilian Tax Matter
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits (“Befiex Credits”) between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of June 30, 2024 was $36 million, including penalties and interest. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Warranty and product performance guarantees at beginning of period	$26	$28	$27	$28
Accruals for warranties/guarantees issued during the period	2	3	5	6
Settlement of warranty/guarantee claims	(3)	(4)	(6)	(7)
Foreign currency translation	—	—	(1)	—
Warranty and product performance guarantees at end of period	$25	$27	$25	$27
Other Commitments and Contingencies
We are subject to other lawsuits, investigations, and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurring and reasonably estimable. We continually assess the likelihood of adverse judgments of outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.

Note 20. Pension Benefits
We sponsor several funded U.S. and non-U.S. defined benefit pension plans. Significant plans outside the U.S. are in Switzerland and Ireland. Other pension plans outside the U.S. are not material to the Company, either individually or in the aggregate.
Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2024. We expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2024, of which $3 million has been contributed as of June 30, 2024.
Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plans		Non-U.S. Plan		U.S. Plans		Non-U.S. Plan
	2024	2023	2024	2023	2024	2023	2024	2023
	(Dollars in millions)
Service cost	$—	$—	$2	$1	$—	$—	$3	$3
Interest cost	2	2	1	1	4	4	3	2
Expected return on plan assets	(2)	(2)	(2)	(2)	(4)	(4)	(4)	(4)
Amortization of prior service (credit)	—	—	—	—	—	—	(1)	—
Total	$—	$—	$1	$—	$—	$—	$1	$1
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

Note 21. Acquisitions and Divestitures

On April 3, 2024, the Company divested its equity interest in an unconsolidated joint venture for approximately $58 million, subject to customary debt and working capital adjustments. We received cash consideration on the divestiture date of $46 million, with an additional $7 million to be received in two equal installments due twelve months and thirty-six months from the divestiture date. A pre-tax gain of $27 million was recognized related to this divestiture, including $5 million of cumulative translation losses reclassified from AOCI to Net income. Transaction fees of $1 million were incurred in connection with the divestiture and are included in Selling, general, and administrative expenses in our Consolidated Interim Statement of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with our Consolidated Interim Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the audited annual Consolidated Financial Statements for the year ended December 31, 2023, included in our 2023 Form 10-K. Some of the information contained in this MD&A or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve various risks and uncertainties. Please refer to the "Special Note Regarding Forward-Looking Statements" below.
The following MD&A is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the three and six months ended June 30, 2024.
Executive Summary
During the second quarter of 2024, the industry was impacted by challenging regional dynamics associated with some weak end markets. In response, we flexed our variable cost structure to successfully achieve efficiencies on productivity and drive operational performance. Our agility enabled us to achieve Net income of $64 million and Adjusted EBITDA of $150 million for the quarter.

We continue to have success across our turbocharging, hybrid and zero emission technology applications. In particular, during the quarter, we had an industrial win in power generation with our large size turbo. We also had our first awards for commercial vehicles with three proof of concept wins for our E-Powertrain. Our E-Cooling also had commercial vehicle success with 2 additional proof of concept awards.
For the three months ended June 30, 2024, we repurchased $65 million of Common Stock under our share repurchase program. As of June 30, 2024, we had $176 million of the authorized amount remaining under our share repurchase program.
As previously disclosed, on April 3, 2024, we divested our equity interest in an unconsolidated joint venture for approximately $58 million, subject to customary debt and working capital adjustments. We received cash consideration on the divestiture date of $46 million, with an additional $7 million still to be received, and recognized a gain of $27 million related to this divestiture.
During the second quarter, we completed an offering of $800 million in aggregate principal amount of 7.75% 2032 Senior Notes and made early debt repayments totaling $985 million on our Euro Term Facility and 2023 Dollar Term Facility, both of which were fully repaid as of June 30, 2024.
Disaggregated Revenue
The following tables show our revenues by geographic region and product line for the three and six months ended June 30, 2024 and 2023, respectively.
By Region

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	(Dollars in millions)
United States	$174	19%	$190	19%	$352	19%	$363	18%
Europe	434	49%	494	49%	903	50%	991	50%
Asia	263	30%	309	30%	515	29%	591	30%
Other	19	2%	18	2%	35	2%	36	2%
Total	$890		$1,011		$1,805		$1,981

By Product Line

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	(Dollars in millions)
Diesel	$220	25%	$260	26%	$461	26%	$522	27%
Gas	375	42%	455	45%	763	42%	858	43%
Commercial Vehicle	161	18%	168	17%	322	18%	351	18%
Aftermarket	121	14%	114	11%	233	13%	224	11%
Other	13	1%	14	1%	26	1%	26	1%
Total	$890		$1,011		$1,805		$1,981

Results of Operations for the Three and Six Months Ended June 30, 2024
Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net sales	$890	$1,011	$1,805	$1,981
% change compared with prior period	(12.0)%		(8.9)%
For the three months ended June 30, 2024, net sales compared to prior year decreased by $121 million or 12%, (including an unfavorable impact of $18 million or 2%) due to foreign currency translation driven by lower Euro-to-US dollar, Chinese yuan-to-US dollar, and Japanese yen-to-US dollar exchange rates. This decrease was mainly driven by demand softness in gasoline, diesel, and commercial vehicles applications, and commodity deflation impact on pricing net of inflation pass-through, partially offset by increased demand for replacement parts on aftermarket sales.
Gasoline product sales decreased by $80 million or 17% (including an unfavorable impact of $9 million or 2% due to foreign currency translation), primarily driven by soft demand in China and North America. The decrease was partially offset by program ramp-ups in Europe, Japan, and India.
Diesel product sales decreased by $40 million or 15% (including an unfavorable impact of $4 million or 1% due to foreign currency translation), primarily driven by demand softness for passenger vehicles in Europe, partially offset by sustained demand for light commercial vehicles in China and North America.
Commercial vehicle sales decreased by $7 million or 4% (including an unfavorable impact of $4 million or 2% due to foreign currency translation), primarily driven by soft demand in the construction and agriculture industries due to high interest rates and lower crop prices. This decrease was partially offset by sustained demand in China, linked to ramp-up of compressed natural gas programs.
Aftermarket sales increased by $7 million or 6% (including a unfavorable impact of $1 million or 1% due to foreign currency translation), primarily due to favorable aftermarket conditions and demand for replacement parts in China, North America, and Europe, partially offset by softer sales in Australia.

For the six months ended June 30, 2024, net sales compared to prior year decreased by $176 million or 9% (including an unfavorable impact of $26 million or 1%), due to foreign currency translation driven by lower Chinese yuan-to-US dollar and lower Japanese yen-to-US dollar exchange rates. This decrease was mainly driven by demand softness in gasoline, diesel, and commercial vehicle applications, and commodity deflation impact on pricing net of inflation pass-through, partially offset by increased demand for replacement parts on aftermarket sales and favorable product mix.
Gasoline product sales decreased by $95 million or 11% (including an unfavorable impact of $14 million or 2% due to foreign currency translation), primarily driven by soft demand in China and North America partially offset by program ramp-ups in Europe, Japan, and India.
Diesel product sales decreased by $61 million or 12% (including an unfavorable impact of $4 million or 1% due to foreign currency translation), primarily driven by soft demand in Europe for passenger vehicles partially offset by sustained demand for light commercial vehicles in China and North America.
Commercial vehicle sales decreased by $29 million or 8% (including an unfavorable impact of $6 million or 2% due to foreign currency translation), primarily driven by soft demand in the construction and agriculture industries mainly in Europe due to high interest rates and lower crop prices. This decrease was partially offset by sustained demand in China, linked to the ramp-up of compressed natural gas programs.
Aftermarket sales increased by $9 million or 4% (including a unfavorable impact of $2 million or 1% due to foreign currency translation), primarily due to favorable aftermarket conditions and the continued high demand for replacement parts in Europe, China, and North America, partially offset by softer sales in Australia.
Cost of Goods Sold and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Cost of goods sold	$705	$809	$1,448	$1,590
% change compared with prior period	(12.9)%		(8.9)%
Gross profit percentage	20.8%	20.0%	19.8%	19.7%

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the three months ended June 30, 2023	$809	$202
Increase/(decrease) due to:
Volume	(78)	(34)
Product mix	26	2
Price, net of inflation pass-through	—	(22)
Commodity, transportation & energy inflation	(27)	27
Productivity, net	(18)	21
Research & development	2	(2)
Foreign exchange rate impacts	(9)	(9)
Cost of Goods Sold / Gross Profit for the three months ended June 30, 2024	$705	$185

For the three months ended June 30, 2024, cost of goods sold decreased by $104 million, primarily driven by $78 million of lower sales volumes, $27 million of commodity, transportation, and energy deflation, $18 million of productivity, net of labor inflation, and $9 million from foreign currency impacts. These decreases were partially offset by $26 million of unfavorable product mix and $2 million of higher R&D costs, reflecting Garrett's continued investment in new technologies.
For the three months ended June 30, 2024, gross profit decreased by $17 million, primarily driven by $34 million of lower sales volumes, $22 million from commodity deflation impact on pricing, net of inflation pass-through, $2 million of higher R&D costs, and $9 million from foreign currency impacts. These decreases were partially offset by $27 million of commodity, transportation, and energy deflation, $21 million of productivity, net of labor inflation, and $2 million of favorable product mix.

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the six months ended June 30, 2023	$1,590	$391
Increase/(decrease) due to:
Volume	(107)	(46)
Product mix	43	(9)
Price, net of inflation pass-through	—	(38)
Commodity, transportation & energy inflation	(44)	44
Productivity, net	(29)	36
Research & development	4	(4)
Foreign exchange rate impacts	(9)	(17)
Cost of Goods Sold / Gross Profit for the six months ended June 30, 2024	$1,448	$357
For the six months ended June 30, 2024, cost of goods sold decreased by $142 million, primarily driven by lower sales volumes of $107 million, $44 million of commodity, transportation, and energy deflation, and $29 million of productivity, net of labor inflation and repositioning costs, and $9 million from foreign currency impacts. These decreases were partially offset by $43 million unfavorable product mix and $4 million of higher R&D costs, reflecting Garrett's continued investment in new technologies.
For the six months ended June 30, 2024, gross profit decreased by $34 million, primarily driven by $46 million of lower sales, $38 million from commodity deflation impact on pricing net of inflation pass-through, $17 million favorable foreign currency impact, $9 million of unfavorable product mix, and $4 million of higher R&D costs. These decreases were partially offset by $44 million of commodity, transportation, and energy deflation and $36 million of higher productivity, net of labor inflation and repositioning costs.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Selling, general and administrative expense	$61	$63	$125	$119
% of sales	6.9%	6.2%	6.9%	6.0%
Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2024 decreased by $2 million compared with the prior year, mainly driven by $4 million of lower professional service fees partially offset by $2 million of higher bad debt expense. SG&A expenses also decreased due to $1 million of favorable foreign exchange impact.
SG&A expenses for the six months ended June 30, 2024 increased by $6 million compared with the prior year, primarily due to $5 million of higher stock-based compensation expense, $2 million of higher bad debt expense, and $1 million of labor inflation impacts. These increases were partially offset by $2 million of lower professional service fees.

Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Interest expense	$62	$29	$93	$56
For the three months ended June 30, 2024, interest expense increased by $33 million compared to the prior year. This was primarily driven by $27 million of accelerated debt issuance cost amortization and $3 million of higher interest expense due to a different notional amount of debt outstanding during the period and higher variable interest rates, partially offset by the spread reduction on the 2021 Dollar Term Facility. In addition, there were $25 million of marked-to-market remeasurement losses recorded during the three months ended June 30, 2024 on our undesignated interest rate swap contracts, partially offset by $22 million of gains, including settlements of $18 million, on our interest derivatives in the current year.
For the six months ended June 30, 2024, interest expense increased by $37 million compared to the prior year. This was primarily driven by $27 million of accelerated debt issuance cost amortization, $12 million of interest expense on our 2023 Dollar Term Facility versus none in the first six months of 2023, as well as $7 million of interest expense related to our 2032 Senior Notes. These increases in interest expense were partially offset by $28 million of gains, including settlements of $18 million, on our interest derivatives in the current year. In addition, there were $24 million marked-to-market remeasurement losses recorded during the six months ended June 30, 2024 on our undesignated interest rate swap contracts, in comparison to $5 million of marked-to-market remeasurement losses in the prior year.
Non-operating (income) expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Non-operating (income) expense	$(1)	$8	$(6)	$5
For the three months ended June 30, 2024, we had non-operating income of $1 million versus non-operating expense of $8 million in the prior year. The increase in non-operating income was primarily driven by foreign exchange transactional gains, partially offset by $2 million of lower equity income due to sale of an equity interest in an unconsolidated joint venture.
For the six months ended June 30, 2024, we had non-operating income of $6 million versus an expense of $5 million in the prior year. The increase in non-operating income was primarily driven by foreign exchange transactional gains, partially offset by $2 million of lower equity income due to sale of an equity interest in an unconsolidated joint venture.
Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Tax expense	$23	$30	$38	$57
Effective tax rate	26.4%	29.7%	22.6%	27.3%

The effective tax rates for the three months ended June 30, 2024 and 2023 were 26.4% and 29.7%, respectively. The effective tax rates for the six months ended June 30, 2024 and 2023 were 22.5% and 27.3%, respectively.

The change in the effective tax rate for the three months ended June 30, 2024 compared to the prior period is primarily related to lower U.S. taxes on international operations and lower non-deductible transaction costs, partially offset by tax related to the sale of an equity interest in an unconsolidated joint venture.

The change in the effective tax rate for the six months ended June 30, 2024 compared to the prior period is primarily related to reversal of tax reserves, lower U.S. taxes on international operations, and lower non-deductible transaction costs, partially offset by tax related to the sale of an equity interest in an unconsolidated joint venture.

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
Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net income	$64	$71	$130	$152
Net income margin	7.2%	7.0%	7.2%	7.7%
Net income for the three months ended June 30, 2024 decreased by $7 million compared with the prior year, primarily due to $17 million of decreased gross profit and $33 million of higher interest expense. These decreases were partially offset by a $27 million gain on the sale of equity interest in an unconsolidated joint venture, $9 million of higher non-operating income, and $7 million of lower tax expense.
Net income for the six months ended June 30, 2024 decreased by $22 million compared with the prior year, primarily due to $34 million of decreased gross profit, $37 million of higher interest expense, and $6 million of higher SG&A expenses. These decreases were partially offset by a $27 million gain on the sale of equity interest in an unconsolidated joint venture, $11 million of higher non-operating income, and $19 million of lower tax expense.

Non-GAAP Measures
It is management’s intent to provide non-GAAP financial information to supplement the understanding of our business operations and performance, and it should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the most directly comparable GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be comparable to other similarly titled measures used by other companies. Additionally, the non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, or as a substitute for, an analysis of the Company’s operating results as reported under GAAP.
EBITDA and Adjusted EBITDA
We evaluate performance on the basis of EBITDA and Adjusted EBITDA. We define “EBITDA” as our net income calculated in accordance with U.S. GAAP, plus the sum of interest expense net of interest income, tax expense and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of stock compensation expense, repositioning costs, foreign exchange (gain) loss on debt net of related hedging gains, discounting costs on factoring, gain on sale of equity investment, acquisition and divestiture expenses, other non-operating income, capital structure transformation expenses, debt refinancing and redemption costs, net reorganization items and loss on extinguishment of debt (if any).

Adjusted EBITDA now adjusts for acquisition and divestiture expenses, and debt refinancing and redemption costs, but no adjustments were made to the prior period as there were no similar adjustments in the prior periods. We believe that EBITDA and Adjusted EBITDA are important indicators of operating performance and provide useful information for investors because:
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
The following table reconciles Net income under GAAP to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net income	$64	$71	$130	$152
Interest expense, net of interest income (1)	61	24	90	51
Tax expense	23	30	38	57
Depreciation	22	22	44	43
EBITDA	170	147	302	303
Stock compensation expense (2)	5	5	13	8
Repositioning costs (3)	1	1	12	8
Foreign exchange loss on debt, net of related hedging gains	(1)	—	(1)	—
Discounting costs on factoring	1	1	2	2
Gain on sale of equity investment	(27)	—	(27)	—
Other non-operating income (4)	(2)	(2)	(3)	(3)
Acquisition and divestiture expenses (5)	1	—	1	—
Capital structure transformation expenses (6)	—	18	—	20
Debt refinancing and redemption costs (7)	2	—	2	—
Adjusted EBITDA	$150	$170	$301	$338
(1)Reflects interest income of $1 million and $5 million for the three months ended June 30, 2024 and 2023, respectively, and $3 million and $5 million for the six months ended June 30, 2024 and 2023, respectively.
(2)Stock compensation expense includes only non-cash expenses.
(3)Repositioning costs includes severance costs related to restructuring projects to improve future productivity.
(4)Reflects the non-service component of net periodic pension income.
(5)Reflects the incremental third-party costs incurred for the sale of an equity interest in an unconsolidated joint venture.
(6)Reflects the third-party incremental costs that were directly attributable to the transformation of the Company's capital structure through the partial repurchase and subsequent conversion of the remaining outstanding Series A Preferred Stock into a single class of common stock in June 2023.
(7)Reflects the third-party costs directly attributable to the repricing of our 2021 Dollar Term Facility.

Adjusted EBITDA for the Three Months Ended June 30, 2024

For the three months ended June 30, 2024, net income decreased by $7 million versus the prior year as discussed above within Results of Operations for Three and Six Months Ended June 30, 2024.
Adjusted EBITDA decreased by $20 million compared to the prior year, mainly due to soft demand across product lines except aftermarket, pricing net of inflation pass-through, and unfavorable foreign exchange impacts. These decreases were partially offset by strong operational performance through productivity, net of labor inflation, as well as commodity, transportation, and energy deflation, and a slightly favorable product mix.
During the three months ended June 30, 2024, we saw soft demand for gasoline, diesel, and commercial vehicle applications, partially offset by favorable demand in aftermarket for replacement parts in North America, China, and Europe. Net sales also decreased due to pricing, net of inflation pass-through, driven by commodity deflation.
The increased productivity from our ability to flex our variable cost structure, while driving sustained fixed cost productivity was partially offset by year-over-year labor inflation and lower equity income following the sale of an equity interest in an unconsolidated joint venture on April 3, 2024.

R&D expenses increased $2 million, reflecting our continued investment in new technologies and increased hiring to accelerate growth in the zero emission technologies.

Losses in foreign currency from translational, transactional, and hedging effects in the three months ended June 30, 2024, primarily driven by a lower Euro-to-US dollar, lower Chinese yuan-to-US dollar and lower Japanese yen-to-US dollar exchange rates versus the prior year period, accounted for a $7 million decrease in Adjusted EBITDA.
Adjusted EBITDA for the Six Months Ended June 30, 2024
For the six months ended June 30, 2024, net income decreased by $22 million versus the prior year as discussed above within Results of Operations for Three and Six Months Ended June 30, 2024.
Adjusted EBITDA decreased by $37 million compared to the prior year, mainly due to soft demand across product lines except aftermarket, pricing net of inflation pass-through, and unfavorable foreign exchange impacts and unfavorable product mix. These decreases were partially offset by strong operational performance through productivity, net of labor inflation, and repositioning costs, as well as commodity, transportation, and energy deflation.
During the six months ended June 30, 2024, we saw demand softness for gasoline, diesel, and commercial vehicle applications, partially offset by favorable demand in aftermarket for replacement parts in North America, China, and Europe. Net sales also decreased due to pricing decreases, net of inflation pass-through, driven by commodity price decreases.
The increased productivity from our ability to flex our variable cost structure while driving sustained fixed cost productivity was partially offset by year-over-year labor inflation.
R&D expenses increased $4 million, reflecting our continued investment in new technologies, and increased hiring to accelerate growth in the zero emission technologies.

Losses in foreign currency from translational, transactional, and hedging effects in the six months ended June 30, 2024, primarily driven by a lower Chinese yuan-to-US dollar and lower Japanese yen-to-US dollar exchange rates and partially offset by higher Euro-to-US dollar exchange rates versus the prior year period, accounted for a $14 million decrease in Adjusted EBITDA.

Liquidity and Capital Resources
Overview

	June 30, 2024	December 31, 2023
	(Dollars in millions)
Cash and cash equivalents	$98	$259
Restricted cash	1	1
Revolving Facility - available borrowing capacity	600	570
Revolving Facility - borrowings or letters of credit outstanding	—	—
Term Loan Facilities - principal outstanding	695	1,696
Senior Notes - principal outstanding	800	—
Bilateral letter of credit facility - available capacity	3	3
Bilateral letter of credit facility - utilized capacity	12	12
On May 21, 2024, our wholly owned subsidiaries, Garrett Motion Holdings Inc. and Garrett LX I S.a.r.l., completed an offering of $800 million in aggregate principal amount of the 2032 Senior Notes. The 2032 Senior Notes mature on May 31, 2032 and bear interest at a rate of 7.75% per annum. We incurred $12 million of debt issuance costs, which have been capitalized and will be amortized on a straight-line basis.
On May 21, 2024, we also entered into the Fourth and Fifth Amendments to the Credit Agreement, which (i) removed the credit spread adjustment with respect to certain US dollar denominated term loan borrowings that are Term Benchmark Loans, (ii) reduced the Applicable Rate on certain US dollar denominated term loans to 2.75% for Term Benchmark Loans and 1.75% for ABR Loans, and (iii) increased the maximum borrowings available under the Revolving Facility by $30 million. During the six months ended June 30, 2024, we repaid $500 million on our 2023 Dollar Term Facility, $485 million (€450 million) on our Euro Term Facility and $4 million on our 2021 Dollar Term Facility.
We employ several means to manage our liquidity, and our sources of financing include cash flows from operations, cash and cash equivalents, the 2032 Senior Notes, our Term Loan Facilities, and our Revolving Facility. We expect to continue investing in our facilities as we expand our manufacturing capacity for new product launches and invest in new technologies and strategic growth opportunities, in particular in the electrification of drivetrains. We believe the combination of expected cash flows, the term loan borrowings, the 2032 Senior Notes, and the Revolving Facility being committed until 2028, will provide us with adequate liquidity to support the Company's operations.
Share Repurchase Program
On February 13, 2024, the Board of Directors authorized a $350 million share repurchase program valid until December 31, 2024. During the six months ended June 30, 2024, the Company repurchased $174 million of Common

Stock, with $176 million remaining under the share repurchase program as of that date. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. For more information, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Cash Flow Summary for the Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2024	2023
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$210	$256
Investing activities	18	(24)
Financing activities	(384)	(2)
Effect of exchange rate changes on cash and restricted cash	(5)	1
Net (decrease) increase in cash, cash equivalents and restricted cash	$(161)	$231
Cash provided by operating activities decreased by $46 million for the six months ended June 30, 2024 versus the prior year. The decrease was primarily driven by a decrease of $22 million in net income, excluding the effects of non-cash items, as well as $28 million of unfavorable impacts from changes in other assets and liabilities. These decreases were partially offset by $4 million of favorable impacts from working capital changes.
Cash flow from investing activities increased by $42 million for the six months ended June 30, 2024 versus the prior year, mainly due to $46 million of proceeds from the sale of equity interest in an unconsolidated joint venture and a $12 million increase in proceeds on our cross currency swap contracts which have been designated as net investment hedges of our Euro-denominated operations. This was partially offset by $16 million of increased expenditures for property, plant and equipment.
Cash used for financing activities was $384 million for the six months ended June 30, 2024 compared with $2 million in the prior year. During 2024, we made an aggregate of $989 million in debt repayments on our term loan facilities. We also made payments of $173 million for Common Stock repurchases, $7 million for debt issuance costs and $9 million for other financing activities. These payments were partially offset by proceeds of $794 million, net of deferred financing costs, from the issuance of our 2032 Senior Notes.

In comparison, cash used for financing activities for the six months ended June 30, 2023 was primarily driven by payments of $605 million in aggregate to holders of the Series A Preferred Stock related to the Transaction, including conversion of the Series A Preferred Stock, and $42 million for dividends declared on our Series A Preferred Stock. We also made payments of $15 million for the repurchase of Common Stock under our share repurchase program and debt repayments of $4 million on our 2021 Dollar Term Facility. These uses of cash were partially offset by proceeds of $667 million from the 2023 Dollar Term Facility net of debt financing costs.

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
•risks for system or service failures, including cyber or other security incidents, each of which could disrupt business operations, result in loss of critical and confidential information and adversely impact our reputation and results of operations; and
•the other factors described under the caption “Risk Factors” in our 2023 Form 10-K, as updated in this Quarterly Report on Form 10-Q and our other filings with the SEC.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2024, the net fair value of all financial instruments with exposure to currency risk was a $60 million asset. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be $198 million and $(194) million, respectively, at June 30, 2024 exchange rates. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
For additional information regarding our legal proceedings, see the discussion under Note 19, Commitments and Contingencies of the Notes to the Consolidated Interim Financial Statements, which is incorporated by reference into this Part II, Item 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 15, 2024, the Company announced that the Board of Directors had authorized a $350 million share repurchase program valid from February 13, 2024 until December 31, 2024. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The following table summarizes our share repurchase activity for the three months ended June 30, 2024 and additional information regarding our share repurchase program:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2024 – April 30, 2024	2,030,494	$9.69	2,030,494	$221,461,356
May 1, 2024 – May 31, 2024	2,128,822	9.19	2,128,822	201,895,940
June 1, 2024 – June 30, 2024	3,007,863	8.74	3,007,863	175,606,950
Total	7,167,179	$9.14	7,167,179	$175,606,950
(1) Excludes shares withheld to satisfy tax withholding obligations in connection with equity award vestings.
Other than the repurchases reflected in the table above, there were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended June 30, 2024.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Agreements
During the three months ended June 30, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Third Amended and Restated Certificate of Incorporation of Garrett Motion Inc., dated May 29, 2024					*
3.2	Fifth Amended and Restated By-Laws of Garrett Motion Inc., dated May 29, 2024					*
4.1	Indenture, dated as of May 21, 2024, among Garrett Motion Holdings Inc., Garrett LX I S.à r.l, Garrett Motion Inc., the subsidiary guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee.	8-K	001-38636	4.1	05/21/2024
10.1	Amendment No. 4, dated May 21, 2024, to the Credit Agreement, dated April 30, 2021, among Garrett Motion Inc., Garrett LX I S.à r.l, Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-38636	10.1	05/21/2024
10.2	Amendment No. 5, dated May 21, 2024, to the Credit Agreement, dated April 30, 2021, among Garrett Motion Inc., Garrett LX I S.à r.l, Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-38636	10.2	05/21/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Interim Statements of Operations, (ii) the Consolidated Interim Statements of Comprehensive Income, (iii) the Consolidated Interim Balance Sheets, (iv) the Consolidated Interim Statements of Cash Flows, (v) the Consolidated Interim Statements of Equity (Deficit) and (vi) Notes to the Consolidated Interim Financial Statements					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: July 25, 2024	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: July 25, 2024	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer