Form 10-Q
period 2024-09-30
Garrett Motion Inc.
filed 2024-10-24
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of October 18, 2024, the registrant had 213,562,312 shares of Common Stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions, except per share amounts)
Net sales (Note 3)	$826	$960	$2,631	$2,941
Cost of goods sold	660	784	2,108	2,374
Gross profit	166	176	523	567
Selling, general and administrative expenses	53	59	178	178
Other expense, net	1	1	5	3
Interest expense	37	48	130	104
Gain on sale of equity investment (Note 21)	—	—	(27)	—
Non-operating (income) expense	(1)	(2)	(7)	3
Income before taxes	76	70	244	279
Tax expense (Note 5)	24	13	62	70
Net income	52	57	182	209
Less: preferred stock dividends	—	—	—	(80)
Less: preferred stock deemed dividends	—	—	—	(232)
Net income (loss) available for distribution	$52	$57	$182	$(103)

Earnings (loss) per common share
Basic	$0.24	$0.23	$0.80	$(0.73)
Diluted	0.24	0.23	0.80	(0.73)

Weighted average common shares outstanding
Basic	217,283,749	250,888,716	226,057,803	141,745,701
Diluted	218,403,681	252,381,719	227,649,747	141,745,701
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net income	$52	$57	$182	$209
Foreign exchange translation adjustment	(30)	14	(12)	8
Defined benefit pension plan adjustment, net of tax	1	—	4	—
Changes in fair value of effective cash flow hedges, net of tax (Note 16)	4	(2)	5	(3)
Changes in fair value of net investment hedges, net of tax (Note 16)	(31)	20	(4)	18
Total other comprehensive (loss) income, net of tax	(56)	32	(7)	23
Comprehensive (loss) income	$(4)	$89	$175	$232
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

	September 30, 2024	December 31, 2023
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$96	$259
Restricted cash	1	1
Accounts, notes and other receivables – net (Note 6)	698	808
Inventories – net (Note 8)	267	263
Other current assets	81	75
Total current assets	1,143	1,406
Investments and long-term receivables	12	29
Property, plant and equipment – net	450	477
Goodwill	193	193
Deferred income taxes	198	216
Other assets (Note 9)	159	206
Total assets	$2,155	$2,527
LIABILITIES
Current liabilities:
Accounts payable	$896	$1,074
Current maturities of long-term debt (Note 14)	7	7
Accrued liabilities (Note 11)	319	293
Total current liabilities	1,222	1,374
Long-term debt (Note 14)	1,464	1,643
Deferred income taxes	25	27
Other liabilities (Note 12)	222	218
Total liabilities	$2,933	$3,262
COMMITMENTS AND CONTINGENCIES (Note 19)
EQUITY (DEFICIT)
Common Stock, par value $0.001; 1,000,000,000 and 1,000,000,000 shares authorized, 240,937,724 and 238,543,624 issued and 214,694,934 and 238,249,056 outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid–in capital	1,207	1,190
Retained deficit	(1,740)	(1,922)
Accumulated other comprehensive loss (Note 17)	(10)	(3)
Treasury Stock, at cost; 26,242,790 and 0 shares as of September 30, 2024 and December 31, 2023, respectively (Note 15)	(235)	—
Total deficit	(778)	(735)
Total liabilities and deficit	$2,155	$2,527
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Cash flows from operating activities:
Net income	$182	$209
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	16	13
Depreciation	67	66
Amortization of deferred issuance costs	35	17
Loss on remeasurement of forward purchase contract	—	13
Gain on sale of equity investment	(27)	—
Foreign exchange gain	(10)	—
Stock compensation expense	17	12
Pension expense	1	1
Unrealized loss on derivatives	39	21
Other	2	7
Changes in assets and liabilities:
Accounts, notes and other receivables	110	(76)
Inventories	(10)	(30)
Other assets	2	2
Accounts payable	(154)	57
Accrued liabilities	8	26
Other liabilities	(1)	(8)
Net cash provided by operating activities	$277	$330
Cash flows from investing activities:
Expenditures for property, plant and equipment	(69)	(57)
Proceeds from cross-currency swap contracts	24	9
Proceeds from sale of equity investment	46	$—
Net cash provided by (used for) investing activities	$1	$(48)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt financing costs	794	667
Payments of long-term debt	(991)	(205)
Repurchases of Series A Preferred Stock	—	(580)
Repurchases of Common Stock	(226)	(178)
Payments of Additional Amounts for conversion of Series A Preferred Stock	—	(25)
Payments for preference dividends	—	(42)
Payments for debt and revolving facility financing costs	(7)	(2)
Other	(9)	(1)
Net cash used for financing activities	$(439)	$(366)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2)	(1)
Net decrease in cash, cash equivalents and restricted cash	(163)	(85)
Cash, cash equivalents and restricted cash at beginning of the period	260	248
Cash, cash equivalents and restricted cash at end of the period	$97	$163
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$43	$38
Interest paid	49	45

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) / Income	Total Deficit
	Shares	Amount	Shares (1)	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2023	—	$—	238	$—	—	$—	$1,190	$(1,922)	$(3)	$(735)
Net income	—	—	—	—	—	—	—	66	—	66
Share repurchases	—	—	—	—	12	(109)	—	—	—	(109)
Excise tax on share repurchases	—	—	—	—	—	(1)	—	—	—	(1)
Shares issued under stock plan, net of shares withheld for employee taxes	—	—	2	—	1	(5)	—	—	—	(5)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	41	41
Stock-based compensation	—	—	—	—	—	—	8	—	—	8
Balance at March 31, 2024	—	$—	240	$—	13	$(115)	$1,198	$(1,856)	$38	$(735)
Net income	—	—	—	—	—	—	—	64	—	64
Share repurchases	—	—	—	—	7	(65)	—	—	—	(65)
Excise tax on share repurchases	—	—	—	—	—	(1)	—	—	—	(1)
Shares issued under stock plan, net of shares withheld for employee taxes	—	—	1	—	—	(1)	—	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	8	8
Stock-based compensation	—	—	—	—	—	—	5	—	—	5
Balance at June 30, 2024	—	$—	241	$—	20	$(182)	$1,203	$(1,792)	$46	$(725)
Net income	—	—	—	—	—	—	—	52	—	52
Share repurchases	—	—	—	—	6	(52)	—	—	—	(52)
Excise tax on share repurchases	—	—	—	—	—	—	—	—	—	—
Shares issued under stock plan, net of shares withheld for employee taxes	—	—	—	—	—	(1)	—	—	—	(1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(56)	(56)
Stock-based compensation	—	—	—	—	—	—	4	—	—	4
Balance at September 30, 2024	—	$—	241	$—	26	$(235)	$1,207	$(1,740)	$(10)	$(778)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Total Deficit
	Shares	Amount	Shares (1)	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2022	246	$—	64	$—	—	$—	$1,333	$(1,485)	$36	$(116)
Net income	—	—	—	—	—	—	—	81	—	81
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(6)	(6)
Dividends	—	—	—	—	—	—	—	(42)	—	(42)
Stock-based compensation	—	—	—	—	—	—	3	—	—	3
Balance at March 31, 2023	246	$—	64	$—	—	$—	$1,336	$(1,446)	$30	$(80)
Net income	—	—	—	—	—	—	—	71	—	71
Repurchases of Series A Preferred Stock	(70)	—	—	—	—	—	(366)	(201)	—	(567)
Repurchases of Common Stock	—	—	(2)	—	—	—	—	(18)	—	(18)
Excise tax on share repurchases	—	—	—	—	—	—	—	(6)	—	(6)
Other comprehensive loss , net of tax	—	—	—	—	—	—	—	—	(3)	(3)
Issuance of Common Stock for preference dividends	—	—	26	—	—	—	209	(209)	—	—
Conversion of Series A Preferred Stock	(176)	—	176	—	—	—	—	(25)	—	(25)
Stock-based compensation	—	—	—	—	—	—	5	—	—	5
Balance at June 30, 2023	—	$—	264	$—	—	$—	$1,184	$(1,834)	$27	$(623)
Net income	—	—	—	—	—	—	—	57	—	57
Repurchases of Common Stock	—	—	(21)	—	—	—	—	(161)	—	(161)
Excise tax on share repurchases	—	—	—	—	—	—	—	(1)	—	(1)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	32	32
Stock-based compensation	—	—	—	—	—	—	4	—	—	4
Balance at September 30, 2023	—	$—	243	$—	—	$—	$1,188	$(1,939)	$59	$(692)
1) Common shares issued less treasury shares equals common shares outstanding
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

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
Basis of Presentation
The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited Consolidated Interim Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on February 15, 2024 (our “2023 Form 10-K”). The results of operations for the three and nine months ended September 30, 2024 and cash flows for the nine months ended September 30, 2024 should not necessarily be taken as indicative of the entire year. All amounts presented are in millions, except per share amounts.
We report our quarterly financial information using a calendar convention: the first, second, and third quarters are consistently reported as ending on March 31, June 30 and September 30. It has been our practice to establish actual quarterly closing dates using a predetermined fiscal calendar, which requires our businesses to close their books on a Saturday to minimize the potentially disruptive effects of quarterly closing on our business processes. For differences in actual closing dates that are material to year-over-year comparisons of quarterly or year-to-date results, such differences have been adjusted for the three months ended September 30, 2024. Our actual closing date for the three months ended September 30, 2024 was September 28, 2024. There was no difference in actual closing date for the three months ended September 30, 2023.
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
There are no other recently issued, but not yet adopted, accounting pronouncements that are expected to have a material impact on the Company's Consolidated Interim Financial Statements and related disclosures.
Note 3. Revenue Recognition and Contracts with Customers
Disaggregated Revenue
Net sales by region (determined based on country of shipment) and channel are as follows:

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	OEM	Aftermarket	Other	Total	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$129	$46	$3	$178	$147	$54	$2	$203
Europe	318	53	5	376	382	45	9	436
Asia	233	13	6	252	287	13	5	305
Other	15	5	—	20	9	6	1	16
	$695	$117	$14	$826	$825	$118	$17	$960

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	OEM	Aftermarket	Other	Total	OEM	Aftermarket	Other	Total
	(Dollars in millions)
United States	$374	$150	$6	$530	$412	$150	$4	$566
Europe	1,114	145	20	1,279	1,265	136	26	1,427
Asia	714	39	14	767	846	38	12	896
Other	39	16	—	55	33	18	1	52
	$2,241	$350	$40	$2,631	$2,556	$342	$43	$2,941
Contract Balances
The following table summarizes our contract assets and liabilities balances:

	2024	2023
	(Dollars in millions)
Contract assets—January 1	$38	$46
Contract assets—September 30	53	44
Change in contract assets—Increase/(Decrease)	$15	$(2)
Contract liabilities—January 1	$(11)	$(8)
Contract liabilities—September 30	(9)	(12)
Change in contract liabilities—Decrease/(Increase)	$2	$(4)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Research and development costs	$49	$42	$138	$128
Engineering-related expenses, net of customer (reimbursements) (1)	(6)	(3)	(10)	(8)
	$43	$39	$128	$120
(1)    Engineering-related expenses include customer reimbursements of $17 million and $10 million for the three months ended September 30, 2024 and 2023, respectively, and $41 million and $34 million for the nine months ended September 30, 2024 and 2023, respectively.
Certain engineering expenses related to long-term supply arrangements are capitalized when defined criteria, such as the existence of a contractual guarantee for reimbursement, are met. As of September 30, 2024 and December 31, 2023, $30 million and $12 million, respectively, of such contractually reimbursable costs were capitalized. These amounts are recorded within Other current assets in the Consolidated Interim Balance Sheet.

Note 5. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Tax expense	$24	$13	$62	$70
Effective tax rate	31.6%	18.6%	25.4%	25.1%

The effective tax rates for the three months ended September 30, 2024 and 2023 were 31.6% and 18.6%, respectively. The effective tax rates for the nine months ended September 30, 2024 and 2023 were 25.4% and 25.1%, respectively.
The change in the effective tax rate for the three months ended September 30, 2024 compared to the prior period is primarily related to global mix of earnings, partially offset by adjustments to tax reserves due to expiration of statute of limitations.
The change in the effective tax rate for the nine months ended September 30, 2024 compared to the prior period is primarily related to global mix of earnings and tax expense related to the sale of an equity interest in an unconsolidated joint venture, partially offset by reversal of tax reserves and lower non-deductible transaction costs.
The effective tax rate for the three months ended September 30, 2024 was higher than the U.S. federal statutory rate of 21% primarily because of U.S. taxes on international operations and withholding taxes, partially offset by adjustments to tax reserves due to expiration of statute of limitations, lower taxes on non-U.S. earnings, and global research and development benefits.
The effective tax rate for the nine months ended September 30, 2024 was higher than the U.S. federal statutory rate of 21% primarily because of U.S. taxes on international operations, withholding taxes, and tax expense related to the sale of an equity interest in an unconsolidated joint venture, partially offset by reversal of tax reserves, lower taxes on non-U.S. earnings, and global research and development benefits.

Note 6. Accounts, Notes and Other Receivables—Net

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Trade receivables	$576	$614
Notes receivable	46	101
Other receivables	82	99
	704	814
Less—Allowance for expected credit losses	(6)	(6)
	$698	$808
Trade receivables include $53 million and $38 million of unbilled customer contract asset balances as of September 30, 2024 and December 31, 2023, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. See Note 3, Revenue Recognition and Contracts with Customers.
Notes receivable is related to guaranteed bank notes without recourse that the Company receives in settlement of accounts receivables, primarily in the Asia Pacific region. See Note 7, Factoring and Notes Receivable.
Other receivables includes VAT receivables of $59 million and $76 million as of September 30, 2024 and December 31, 2023, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Eligible receivables sold without recourse	$140	$184	$542	$584
Guaranteed bank notes sold without recourse	95	41	147	41
The expenses related to the sale of trade receivables and guaranteed bank notes are recognized within Other expense, net in the Consolidated Interim Statements of Operations, and were $1 million and $1 million for the three months ended September 30, 2024 and 2023, respectively, and $3 million and $3 million for the nine months ended September 30, 2024 and 2023, respectively.

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Receivables sold but not yet collected by the bank from the customer	$4	$7
Guaranteed bank notes sold but not yet collected by the bank from the customer	41	—
As of September 30, 2024 and December 31, 2023, the Company had no guaranteed bank notes pledged as collateral.

Note 8. Inventories—Net

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Raw materials	$196	$198
Work in process	21	21
Finished products	93	85
	310	304
Less—Reserves	(43)	(41)
	$267	$263

Note 9. Other Assets

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Advanced discounts to customers, non-current	$34	$41
Operating right-of-use assets (Note 13)	48	40
Income tax receivable	20	20
Pension and other employee related	11	11
Derivatives designated as net investment hedges (Note 16)	24	37
Designated and undesignated derivatives (Note 16)	13	46
Other	9	11
	$159	$206

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

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Supplier financing obligations outstanding with financial institutions	$66	$68
Guaranteed bank notes outstanding	161	193
Note 11. Accrued Liabilities

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Customer pricing reserve	$85	$57
Compensation, benefit and other employee related	76	80
Repositioning	10	9
Product warranties and performance guarantees - short-term (Note 19)	17	18
Income and other taxes	31	42
Customer advances and deferred income (1)	18	15

Accrued interest	32	26
Short-term lease liability (Note 13)	11	9
Accrued freight	8	9
Designated and undesignated derivatives (Note 16)	13	12
Other (primarily operating expenses) (2)	18	16
	319	293
(1)Customer advances and deferred income include $9 million and $9 million of contract liabilities as of September 30, 2024 and December 31, 2023, respectively. See Note 3, Revenue Recognition and Contracts with Customers.
(2)Includes $6 million and $5 million of environmental liabilities as of September 30, 2024 and December 31, 2023, respectively.
The Company accrues repositioning costs related to projects to optimize its product costs and right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Interim Statements of Operations.
The following tables summarize the activity in our repositioning accrual:

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2023	$9	$—	$9
Charges	16	—	16
Usage—cash	(15)	—	(15)
Balance at September 30, 2024	$10	$—	$10

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2022	$9	$—	$9
Charges	13	2	15
Usage—cash	(10)	—	(10)
Non-cash asset write-offs	—	(2)	(2)
Balance at September 30, 2023	$12	$—	$12

Note 12. Other Liabilities

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Income taxes	$100	$99
Designated and undesignated derivatives (Note 16)	27	20
Pension and other employee related	20	23
Long-term lease liability (Note 13)	39	33
Advanced discounts from suppliers	2	3
Product warranties and performance guarantees – long-term (Note 19)	9	9
Environmental remediation – long term	11	13
Long-term accounts payable	6	7
Other	8	11
	222	218

Note 13. Leases
We have operating leases that primarily consist of real estate, machinery, and equipment. As of September 30, 2024, the Company has not identified any material finance leases. Our leases have remaining lease terms of up to 15 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Operating lease cost	$4	$4	$11	$12
Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4	$3	$10	$10
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1	—	10	2
Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Other assets	$48	$40
Accrued liabilities	11	9
Other liabilities	39	33

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	7.18	8.08
Weighted-average discount rate	6.11%	5.69%

Maturities of operating lease liabilities as of September 30, 2024 were as follows:

(Dollars in millions)
2024	$5
2025	12
2026	10
2027	8
2028	7
Thereafter	20
Total lease payments	62
Less imputed interest	(12)
$50

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
In the nine months ended September 30, 2024, we made early debt repayments totaling $985 million on our Euro Term Facility and our 2023 Dollar Term Facility. Both term loans were fully repaid as of September 30, 2024. The early repayments resulted in incremental amortization of debt issuance costs of $27 million, included within Interest expense in the Consolidated Interim Statement of Operations.
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
The principal outstanding and carrying amounts of our long-term debt as of September 30, 2024 and December 31, 2023 are as follows:

	Due	Interest Rate	September 30, 2024	December 31, 2023
2021 Dollar Term Facility	4/30/2028	SOFR plus 275 bps	$693	$699
2023 Dollar Term Facility	4/30/2028	SOFR plus 450 bps	—	500
Euro Term Facility	4/30/2028	EURIBOR plus 350 bps	—	497
2032 Senior Notes	5/31/2032	7.75%	800	—
Other			2	—
Total principal outstanding			1,495	1,696
Less: unamortized deferred financing costs			(24)	(46)
Less: current portion of long-term debt			(7)	(7)
Total long-term debt			$1,464	$1,643
Revolving Facility and Letters of Credit
The Amended Credit Agreement also provides for a senior secured first-lien revolving credit facility providing for multi-currency revolving loans (the “Revolving Facility”). The Revolving Facility matures on April 30, 2028 and has a maximum borrowing amount available of $600 million.
Under the Revolving Facility, the Company may use up to $125 million for the issuance of letters of credit to its subsidiaries. Letters of credit are available for issuance under the Amended Credit Agreement on terms and conditions customary for financings of this kind, which issuances reduce availability under the Revolving Facility. As of September 30, 2024, the Company had no loans outstanding under the Revolving Facility, no outstanding letters of credit, and available borrowing capacity of $600 million.
Separate from the Revolving Facility, the Company has a bilateral letter of credit facility in the amount of $15 million, which matures on April 30, 2026. As of September 30, 2024, the Company had $12 million utilized and $3 million of remaining available capacity under such facility.
Minimum scheduled principal repayments of long-term debt as of September 30, 2024 are as follow:

September 30, 2024
(Dollars in millions)
2024	$2
2025	7
2026	7
2027	7
2028	672
Thereafter	800
Total debt payments	$1,495
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
As of September 30, 2024, the Company was in compliance with all covenants under the 2032 Senior Notes indenture and Amended Credit Agreement.

Note 15. Equity
Preferred Stock
On April 12, 2023, the Company entered into separate definitive agreements with each of Centerbridge Partners, L.P. and funds managed by Oaktree Capital Management, L.P. to effect a series of integrated transactions (collectively, the “Transaction”) designed to simplify the Company’s capital structure by converting all outstanding Series A Preferred Stock into a single class of Common Stock, subject to certain conditions.
On June 6, 2023, the Company completed all steps of the Transaction and had no remaining shares of Series A Preferred Stock outstanding as of that date. Please refer to Note 21, Equity, to the Consolidated Financial Statements for the year ended December 31, 2023 included in our 2023 Form 10-K.
Treasury Stock
Treasury stock represents shares of the Company's Common Stock that have been issued and subsequently repurchased by the Company or withheld to satisfy withholding tax obligations in connection with equity award vestings, and that have not been retired or cancelled. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of Equity (Deficit) on the Consolidated Interim Balance Sheet. The Company accounts for the reissuance of treasury stock using the average cost method. The Company did not reissue or retire any shares of treasury stock during the three and nine months ended September 30, 2024.
Share Repurchase Program
On February 12, 2024, the Board of Directors authorized a $350 million share repurchase program valid until December 31, 2024. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. During the nine months ended September 30, 2024, the Company repurchased $226 million of Common Stock, and had $124 million remaining under the share repurchase program. The repurchased shares are held as treasury stock.

Note 16. Financial Instruments and Fair Value Measures
Our credit, market, and foreign currency risk management policies are described in Note 19, Financial Instruments and Fair Value Measures, to the Consolidated Financial Statements for the year ended December 31, 2023 included in our 2023 Form 10-K. As of September 30, 2024 and December 31, 2023, we had contracts with aggregate gross notional amounts of $790 million and $1,171 million, respectively, to hedge foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar, and Korean Won.
Fair Value of Financial Instruments
The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

			Fair Value
	Notional Amounts		Assets			Liabilities
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023		September 30, 2024	December 31, 2023
Designated instruments:
Designated forward currency exchange contracts	$369	$456	$3	$11	(a)	$10	$6	(c)
Designated cross-currency swaps	1,515	1,015	24	37	(b)	24	17	(d)
Designated interest-rate swaps	—	200	—	—		—	—
Total designated instruments	1,884	1,671	27	48		34	23
Undesignated instruments:
Undesignated interest rate swaps	502	917	13	46	(b)	3	3	(d)
Undesignated forward currency exchange contracts	421	715	1	1	(a)	2	6	(c)
Total undesignated instruments	923	1,632	14	47		5	9
Total designated and undesignated instruments	$2,807	$3,303	$41	$95		$39	$32
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
The Company also has outstanding forward currency exchange contracts with maturities up to 18 months and an aggregate notional amount of $369 million and $456 million as of September 30, 2024 and December 31, 2023, respectively. These forward currency exchange contracts have been designated as cash flow hedges to mitigate foreign currency exposures primarily on our inventory purchases and manufacturing costs. The gains and losses on the forward currency exchange contracts are recorded in Accumulated Other Comprehensive Income ("AOCI") and reclassified to Cost of goods sold in the Consolidated Interim Statement of Operations when the underlying transactions are recognized in earnings.
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
All of the Company's cash flow hedges are assessed as highly effective. For the three months ended September 30, 2024 and 2023, the Company recorded a gain of $4 million, net of tax, and a loss of $2 million, net of tax, respectively, in Other comprehensive income. For the nine months ended September 30, 2024 and 2023, the Company recorded a gain of $5 million, net of tax, and a loss of $3 million, net of tax, respectively, in Other comprehensive income.
Net Investment Hedges
The Company has designated cross-currency swaps with aggregate notional amounts of €858 million ($965 million) and €615 million ($715 million) as of September 30, 2024 and December 31, 2023, respectively, as net investment hedges of its Euro-denominated operations. In April 2024, the Company re-couponed the cross-currency swap contracts and received a cash settlement of $13 million. The fair values of the net investment hedges were net assets of $10 million and $37 million as of September 30, 2024 and December 31, 2023, respectively. Our Consolidated Interim Statements of Comprehensive Income include Changes in fair value of net investment hedges, net of tax, of a $31 million loss and a $20 million gain for the three months ended September 30, 2024 and 2023, respectively, and of a $4 million loss and a $18 million gain for the nine months ended September 30, 2024 and 2023, respectively. No ineffectiveness has been recorded on the net investment hedges.
Non-Designated Derivatives
As of September 30, 2024 and December 31, 2023, the Company has outstanding float-to-fixed interest rate swap contracts with an aggregate notional amount of €450 million ($502 million) and €830 million ($917 million), respectively, and maturities of October 2024, April 2025, April 2026, April 2027, and April 2028. Changes in the fair value of the undesignated interest rate swap contracts are recorded in Interest expense in the Consolidated Interim Statements of Operations. For the three months ended September 30, 2024 and 2023, the Company recorded losses of $9 million and $5 million, net of tax, respectively, in Non-operating (income) expense. For the nine months ended September 30, 2024 and 2023, the Company recorded losses of $33 million and $11 million, respectively, in Non-operating (income) expense.
The Company also has outstanding forward currency exchange contracts with maturities generally up to 3 months and an aggregate notional amount of $421 million and $715 million as of September 30, 2024 and December 31, 2023, respectively. These derivatives are not designated as hedging instruments and are adjusted to fair value through Non-operating (income) expense in the Consolidated Interim Statements of Operations. For the three months ended September 30, 2024 and 2023, the Company recorded a loss of $5 million, net of tax, and a gain of $4 million, respectively, in Interest expense. For the nine months ended September 30, 2024 and 2023, the Company recorded a gain of $4 million, net of tax, and a loss of $1 million, respectively, in Interest Expense.
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

The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities	$680	$694	$1,650	$1,692
2032 Senior Notes	789	818	—	—
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

Note 17. Accumulated Other Comprehensive Income
The changes in AOCI by component are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Foreign Exchange Translation Adjustment
Balance at beginning of period	$(39)	$(50)	$(57)	$(44)
Other comprehensive (loss) income before reclassifications	(30)	14	(7)	8
Amounts reclassified from AOCI	—	—	(5)	—
Balance at end of period	(69)	(36)	(69)	(36)

Pension Adjustments
Balance at beginning of period	(17)	(18)	(20)	(18)
Other comprehensive income (loss) before reclassifications (1)	1	—	4	—
Balance at end of period	(16)	(18)	(16)	(18)

Changes in Fair Value of Effective Cash Flow Hedges
Balance at beginning of period	(1)	12	(2)	13
Other comprehensive (loss) income before reclassifications (2)	(19)	3	(1)	17
Amounts reclassified from AOCI, net	23	(5)	6	(20)
Balance at end of period	3	10	3	10

Changes in Fair Value of Net Investment Hedges
Balance at beginning of period	103	83	76	85
Other comprehensive (loss) income before reclassifications, net (3)	(31)	20	(4)	18
Balance at end of period	72	103	72	103

Accumulated other comprehensive income, end of period	$(10)	$59	$(10)	$59

(1)    There were no income tax effects for the three and nine months ended September 30, 2024 and 2023.

(2)     Net of tax expense (benefit) of $(14) million and $2 million for the three months ended September 30, 2024 and 2023, respectively and $(8) million and $4 million for the nine months ended September 30, 2024 and 2023, respectively.
(3) Net of tax expense (benefit) of $(4) million and $4 million for the three months ended September 30, 2024 and 2023, respectively, and $2 million and $(2) million for the nine months ended September 30, 2024 and 2023, respectively.

Reclassifications from AOCI to income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Foreign Exchange Translation Adjustment
Reclassification adjustments recognized in income (1)	$—	$—	$(5)	$—
Amounts reclassified from AOCI	—	—	(5)	—

Changes in Fair Value of Effective Cash Flow Hedges
Reclassification forward currency exchange contracts to Cost of goods sold	$1	$(6)	$(3)	$(21)
Reclassification cross-currency swaps to Interest expense	1	(1)	—	(1)
Reclassification cross-currency swaps to Non-operating (income) expense	23	(1)	10	3
Tax effect on reclassification to income	(2)	3	(1)	(1)
Amounts reclassified from AOCI, net	23	(5)	6	(20)

Total reclassifications for the period	$23	$(5)	$1	$(20)
(1) Cumulative translation losses reclassified to Net income related to the sale of an equity interest in an unconsolidated joint venture. See Note 21 for discussion.

Note 18. Earnings Per Share
For the three and nine months ended September 30, 2024, as well as the three months ended September 30, 2023, basic earnings per share ("EPS") is computed using the weighted-average number of common shares outstanding during the period.
For the nine months ended September 30, 2023, basic earnings per share was calculated using the two-class method because our Series A Preferred Stock was considered a participating security prior to its conversion into Common Stock and cancellation pursuant to the Transaction. The two-class method requires an allocation of earnings to all securities that participate in dividends with common shares, which included our Series A Preferred Stock, to the extent that each such security may share in the entity’s earnings. Basic earnings per share are then calculated by dividing undistributed earnings allocated to common stock by the weighted average number of common shares outstanding for the period.
Diluted earnings per share for the three and nine months ended September 30, 2024, as well as the three months ended September 30, 2023, is calculated based on the weighted-average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method. Diluted earnings per share for the nine months ended September 30, 2023 is calculated using the more dilutive of the two-class or if-converted methods. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities.
The details of the EPS calculations for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions except per share)
Basic earnings per share:
Net income	$52	$57	$182	$209
Less: preferred stock dividend	—	—	—	(80)
Less: preferred stock deemed dividends	—	—	—	(232)
Net income (loss) available to common shareholders	$52	$57	$182	$(103)
Weighted average common shares outstanding - Basic	217,283,749	250,888,716	226,057,803	141,745,701
EPS – Basic	$0.24	$0.23	$0.80	$(0.73)

Diluted earnings per share:
Method used:				Two-class
Weighted average common shares outstanding - Basic	217,283,749	250,888,716	226,057,803	141,745,701
Dilutive effect of unvested RSUs and other contingently issuable shares	1,119,932	1,493,003	1,591,944	—
Weighted average common shares outstanding – Diluted	218,403,681	252,381,719	227,649,747	141,745,701
EPS – Diluted	$0.24	$0.23	$0.80	$(0.73)

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
Brazilian Tax Matter
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits (“Befiex Credits”) between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of September 30, 2024 was $24 million, including penalties and interest. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Warranty and product performance guarantees at beginning of period	$25	$27	$27	$28
Accruals for warranties/guarantees issued during the period	3	2	8	8
Settlement of warranty/guarantee claims	(4)	(2)	(10)	(9)
Foreign currency translation	1	(1)	—	(1)
Warranty and product performance guarantees at end of period	$25	$26	$25	$26
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
Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2024. We expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2024, of which $5 million has been contributed as of September 30, 2024.
Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plans		Non-U.S. Plan		U.S. Plans		Non-U.S. Plan
	2024	2023	2024	2023	2024	2023	2024	2023
	(Dollars in millions)
Service cost	$—	$—	$2	$1	$—	$—	$5	$4
Interest cost	2	2	1	1	6	6	3	4
Expected return on plan assets	(2)	(2)	(2)	(2)	(6)	(6)	(6)	(6)
Amortization of prior service (credit)	—	—	—	—	—	—	(1)	(1)
Total	$—	$—	$1	$—	$—	$—	$1	$1
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
The following MD&A is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the three and nine months ended September 30, 2024.
Executive Summary
During the third quarter of 2024, we were exposed to challenges within the light vehicle (diesel and gasoline) vertical, including industry softness in Europe and China, competitive pressure faced by global OEMs and short-term headwinds from customer vehicle platform mix. In response, we efficiently adjusted our variable cost structure and proactively implemented sustainable cost actions to drive operational performance. This enabled us to achieve Net income of $52 million and Adjusted EBITDA of $144 million for the quarter.

We continue to achieve success in our turbocharging, hybrid, and zero-emission technology applications. This quarter, we secured significant industrial contracts in the marine and power generation sectors with our large-size turbochargers. Additionally, we received a letter of intent for our E-Powertrain from a major truck manufacturer in the commercial vehicle industry. Our E-Cooling technology won further pre-development awards from an electric bus manufacturer and we were awarded new series production awards for use of our Fuel Cell technologies for commercial vehicle application.
For the three and nine months ended September 30, 2024, we repurchased $52 million and $226 million, respectively, of Common Stock under our share repurchase program. As of September 30, 2024, we had $124 million of the authorized amount remaining under our share repurchase program.
As previously disclosed, on April 3, 2024, we divested our equity interest in an unconsolidated joint venture for approximately $58 million, subject to customary debt and working capital adjustments. We received cash consideration on the divestiture date of $46 million, with an additional $7 million still to be received, and recognized a gain of $27 million related to this divestiture.
Also as previously disclosed, during the second quarter, we completed an offering of $800 million in aggregate principal amount of 7.75% 2032 Senior Notes and made early debt repayments totaling $985 million on our Euro Term Facility and 2023 Dollar Term Facility, both of which were fully repaid as of June 30, 2024.
Disaggregated Revenue
The following tables show our revenues by geographic region and product line for the three and nine months ended September 30, 2024 and 2023, respectively.
By Region

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	(Dollars in millions)
United States	$178	22%	$203	21%	$530	20%	$566	19%
Europe	376	46%	436	45%	1,279	49%	1,427	49%
Asia	252	30%	305	32%	767	29%	896	30%
Other	20	2%	16	2%	55	2%	52	2%
Total	$826		$960		$2,631		$2,941

By Product Line

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	(Dollars in millions)
Diesel	$180	22%	$229	24%	$641	24%	$751	26%
Gas	360	43%	441	46%	1,123	43%	1,299	44%
Commercial Vehicle	155	19%	156	16%	477	18%	507	17%
Aftermarket	117	14%	118	12%	350	13%	342	12%
Other	14	2%	16	2%	40	2%	42	1%
Total	$826		$960		$2,631		$2,941

Results of Operations for the Three and Nine Months Ended September 30, 2024
Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net sales	$826	$960	$2,631	$2,941
% change compared with prior period	(14.0)%		(10.5)%
For the three months ended September 30, 2024, net sales compared to prior year decreased by $134 million or 14% (including a favorable impact of $1 million or 0% due to foreign currency translation primarily driven by higher Euro-to-US dollar). This decrease was primarily driven by lower sales in gasoline and diesel applications due to industry softness in Europe and China, competitive pressure on global OEMs and short-term customer vehicle platform mix impacts. Net sales also decreased due to pricing, net of inflation pass-through, driven by commodity deflation, partially offset by favorable product mix.
Gasoline product sales decreased by $81 million or 19% (including a favorable impact of $1 million or 0% due to foreign currency translation), primarily driven by lower demand in China and North America, partially offset by sustained demand in the rest of Asia and South America.
Diesel product sales decreased by $49 million or 21% (including a favorable impact of $1 million or 1% due to foreign currency translation), primarily driven by lower passenger vehicle sales in Europe, partially offset by sustained demand for pickup truck in South America.
Commercial vehicle sales are consistent year over year (with no foreign currency translation impact), primarily driven by construction and agriculture industry softness, offset by strong demand and favorable product mix in China with natural gas programs applications.
Aftermarket sales decreased by $1 million or 1% (including a favorable impact of $1 million or 0% due to foreign currency translation), primarily due to softer sales in North America, partially offset by favorable aftermarket conditions and demand for replacement parts in Asia and Europe.

For the nine months ended September 30, 2024, net sales compared to prior year decreased by $310 million or 11% (including an unfavorable impact of $25 million or 1% due to foreign currency translation primarily driven by lower Chinese Yuan-to-US dollar and Japanese Yen-to-US dollar exchange rates, partially offset by higher Euro-to-US dollar exchange rates) primarily due to demand softness in gasoline, diesel, and commercial vehicle applications across all regions and pricing decreases, net of inflation pass-through, driven by commodity deflation, partially offset by higher demand for replacement parts on aftermarket sales and favorable product mix.
Gasoline product sales decreased by $176 million or 14% (including an unfavorable impact of $13 million or 1% due to foreign currency translation), primarily driven by soft demand in China and North America partially offset by program ramp-ups in Europe, Japan, and India.
Diesel product sales decreased by $110 million or 15% (including an unfavorable impact of $3 million or 1% due to foreign currency translation), primarily driven by passenger vehicles in Europe, partially offset by sustained demand for pickup trucks in North and South America.
Commercial vehicle sales decreased by $30 million or 6% (including an unfavorable impact of $7 million or 1% due to foreign currency translation), primarily driven by construction and agriculture industry softness due to high interest rates and lower crop prices, partially offset by sustained demand in the on-highway industry, especially in China, with natural gas programs applications.
Aftermarket sales increased by $8 million or 2% (including an unfavorable impact of $1 million or 1% due to foreign currency translation), primarily due to favorable aftermarket conditions and continued high demand for replacement parts in Europe, China, and North America, partially offset by softer sales in other Asian countries.
Cost of Goods Sold and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Cost of goods sold	$660	$784	$2,108	$2,374
% change compared with prior period	(15.8)%		(11.2)%
Gross profit percentage	20.1%	18.3%	19.9%	19.3%

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the three months ended September 30, 2023	$784	$176
Increase/(decrease) due to:
Volume	(113)	(46)
Product mix	32	10
Price, net of inflation pass-through	—	(13)
Commodity, transportation & energy inflation	(16)	16
Productivity, net	(38)	33
Research & development	6	(6)
Foreign exchange rate impacts	5	(4)
Cost of Goods Sold / Gross Profit for the three months ended September 30, 2024	$660	$166
For the three months ended September 30, 2024, cost of goods sold decreased by $124 million, primarily driven by $113 million of lower sales volumes, $16 million of commodity, transportation, and energy deflation, and $38 million of productivity, net of labor inflation. These decreases were partially offset by $32 million of unfavorable product mix, $6 million of higher R&D costs, reflecting Garrett's continued investment in new technologies, and $5 million from foreign currency impacts.
For the three months ended September 30, 2024, gross profit decreased by $10 million, primarily driven by $46 million of lower sales volumes, $13 million from commodity deflation impacts on pricing, net of inflation pass-through, $6 million of higher R&D costs, and $4 million from foreign currency impacts. These decreases were partially offset by $16 million of commodity, transportation, and energy deflation, $33 million of productivity, net of labor inflation, and $10 million of favorable product mix.

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the nine months ended September 30, 2023	$2,374	$567
Increase/(decrease) due to:
Volume	(220)	(92)
Product mix	75	1
Price, net of inflation pass-through	—	(51)
Commodity, transportation & energy inflation	(60)	60
Productivity, net	(67)	69
Research & development	10	(10)
Foreign exchange rate impacts	(4)	(21)
Cost of Goods Sold / Gross Profit for the nine months ended September 30, 2024	$2,108	$523
For the nine months ended September 30, 2024, cost of goods sold decreased by $266 million, primarily driven by lower sales volumes of $220 million, $60 million of commodity, transportation, and energy deflation, $67 million of productivity, net of labor inflation and repositioning costs, and $4 million from foreign currency impacts. These decreases were partially offset by $75 million unfavorable product mix and $10 million of higher R&D costs, reflecting Garrett's continued investment in new technologies.
For the nine months ended September 30, 2024, gross profit decreased by $44 million, primarily driven by $92 million of lower sales volumes, $51 million from commodity deflation impact on pricing net of inflation pass-through, $21 million favorable foreign currency impact, and $10 million of higher R&D costs. These decreases were partially offset by $60 million of commodity, transportation, and energy deflation and $69 million of higher productivity, net of labor inflation and repositioning costs and $1 million of favorable product mix.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Selling, general and administrative expense	$53	$59	$178	$178
% of sales	6.4%	6.1%	6.8%	6.1%
Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2024 decreased by $6 million compared with the prior year, mainly driven by $5 million of lower professional service and legal fees, $2 million of lower bad debt expense and $2 million of lower IT-related costs. These decreases were partially offset by $2 million of higher repositioning costs and $1 million of unfavorable foreign exchange impact.
SG&A expenses for the nine months ended September 30, 2024 were consistent with the prior year. Year over year variances are primarily related to $5 million of higher stock-based compensation expense and $2 million of higher repositioning costs. These increases were offset by $6 million of lower professional service and legal fees and $2 million of lower IT-related costs. SG&A expenses also increased due to $1 million of unfavorable exchange impact.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Interest expense	$37	$48	$130	$104

For the three months ended September 30, 2024, interest expense decreased by $11 million compared to the prior year, primarily driven by $10 million lower of debt issuance cost amortization and $9 million of lower interest expense due to a different notional amount of debt outstanding during the period. In addition, we recorded $4 million of gains on our interest derivatives in the current year, in comparison to $7 million of gains in the prior year. We also recognized $9 million of marked-to-market remeasurement losses during the three months ended September 30, 2024 on our undesignated interest rate swap contracts, in comparison to $5 million of marked-to-market remeasurement losses in the prior year.

For the nine months ended September 30, 2024, interest expense increased by $26 million compared to the prior year, primarily driven by $17 million of higher accelerated debt issuance cost amortization, and $10 million of higher interest expense related to our 2032 Senior Notes partially offset by lower interest expense related to our 2023 Dollar Term Facility. In addition, we recorded $23 million of gains, net of settlements of $18 million, on our interest derivatives in the current year, in comparison to $18 million of gains in the prior year. We also recognized $33 million of marked-to-market remeasurement losses during the nine months ended September 30, 2024 on our undesignated interest rate swap contracts, in comparison to $12 million of marked-to-market remeasurement losses in the prior year.

Non-operating (income) expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Non-operating (income) expense	$(1)	$(2)	$(7)	$3
For the three months ended September 30, 2024, we had non-operating income of $1 million versus $2 million in the prior year, primarily driven by lower equity income due to the sale of an equity interest in an unconsolidated joint venture.
For the nine months ended September 30, 2024, we had non-operating income of $7 million versus an expense of $3 million in the prior year, primarily driven by foreign exchange transactional gains, partially offset by $2 million of lower equity income due to the sale of an equity interest in an unconsolidated joint venture.

Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Tax expense	$24	$13	$62	$70
Effective tax rate	31.6%	18.6%	25.4%	25.1%

The effective tax rates for the three months ended September 30, 2024 and 2023 were 31.6% and 18.6%, respectively. The effective tax rates for the nine months ended September 30, 2024 and 2023 were 25.4% and 25.1%, respectively.

The change in the effective tax rate for the three months ended September 30, 2024 compared to the prior period is primarily related to global mix of earnings, partially offset by adjustments to tax reserves due to expiration of statute of limitations.

The change in the effective tax rate for the nine months ended September 30, 2024 compared to the prior period is primarily related to global mix of earnings and tax expense related to the sale of an equity interest in an unconsolidated joint venture, partially offset by reversal of tax reserves and lower non-deductible transaction costs.

In January 2019, the Organization for Economic Co-operation and Development (“OECD”) announced further work in continuation of its Base Erosion and Profit Shifting project, focusing on two “pillars.” Pillar One provides a framework for the reallocation of certain residual profits of multinational enterprises to market jurisdictions where goods or services are used or consumed. Pillar Two consists of two interrelated rules referred to as Global Anti-Base Erosion (“GloBE”) Rules, which operate to impose a minimum tax rate of 15% calculated on a jurisdictional basis. On December 20, 2021, the OECD published GloBE model rules and released multiple rounds of commentary on those rules over the subsequent months. More than 135 OECD member countries have agreed to the key parameters of the model rules, which allow those OECD member countries to begin implementing the GloBE rules in a manner consistent with the agreement reached. The rules were adopted by a number of countries, with an effective date for fiscal years beginning after December 31, 2023.

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
Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net income	$52	$57	$182	$209
Net income margin	6.3%	5.9%	6.9%	7.1%
Net income for the three months ended September 30, 2024 decreased by $5 million compared with the prior year, primarily due to $10 million of decreased gross profit and $11 million of higher tax expense. These decreases were partially offset by $11 million of lower interest expense and $6 million of lower SG&A expense.
Net income for the nine months ended September 30, 2024 decreased by $27 million compared with the prior year, primarily due to $44 million of decreased gross profit and $26 million of higher interest expense. These decreases were partially offset by a $27 million gain on the sale of an equity interest in an unconsolidated joint venture, $10 million of higher non-operating income, and $8 million of lower tax expense.

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
EBITDA and Adjusted EBITDA
We evaluate performance on the basis of EBITDA and Adjusted EBITDA. We define “EBITDA” as our net income calculated in accordance with U.S. GAAP, plus the sum of interest expense net of interest income, tax expense and depreciation. We define “Adjusted EBITDA” as EBITDA, plus the sum of stock compensation expense, repositioning costs, foreign exchange (gain) loss on debt net of related hedging gains, discounting costs on factoring, gain on sale of equity investment, acquisition and divestiture expenses, other non-operating income, capital structure transformation expenses, debt refinancing and redemption costs, net reorganization items and loss on extinguishment of debt (if any). Adjusted EBITDA now also adjusts for acquisition and divestiture expenses, and debt refinancing and redemption costs, but no adjustments were made to the prior period as there were no similar adjustments in the prior periods. We believe that EBITDA and Adjusted EBITDA are important indicators of operating performance and provide useful information for investors because:
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
The following table reconciles Net income under GAAP to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in millions)
Net income	$52	$57	$182	$209
Interest expense, net of interest income (1)	37	47	127	98
Tax expense	24	13	62	70
Depreciation	23	23	67	66
EBITDA	136	140	438	443
Stock compensation expense (2)	4	4	17	12
Repositioning costs (3)	4	6	16	14
Foreign exchange gain on debt, net of related hedging loss	—	—	(1)	—
Discounting costs on factoring	1	1	3	3
Gain on sale of equity investment	—	—	(27)	—
Other non-operating income (4)	(1)	(1)	(4)	(4)
Acquisition and divestiture expenses (5)	—	—	1	—
Capital structure transformation expenses (6)	—	2	—	22
Debt refinancing and redemption costs (7)	—	—	2	—
Adjusted EBITDA	$144	$152	$445	$490

(1)Reflects interest income of $0 million and $1 million for the three months ended September 30, 2024 and 2023, respectively, and $3 million and $6 million for the nine months ended September 30, 2024 and 2023, respectively.
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

Adjusted EBITDA for the Three Months Ended September 30, 2024

For the three months ended September 30, 2024, net income decreased by $5 million versus the prior year as discussed above within Results of Operations for Three and Nine Months Ended September 30, 2024.
Adjusted EBITDA decreased by $8 million compared to the prior year, mainly due to lower volumes, as discussed above, commodity deflation impact on pricing net of inflation pass-through as well as unfavorable foreign exchange impacts. These decreases were partially offset by strong operational performance through productivity, net of labor inflation, as well as commodity, transportation, and energy deflation, and a favorable product mix.
During the three months ended September 30, 2024, we saw soft demand for gasoline and diesel, driven by regional industry and customer mix headwinds, partially offset by favorable demand in aftermarket for replacement parts. Net sales also decreased due to pricing, net of inflation pass-through, driven by commodity deflation.
The increased productivity from our ability to flex our variable cost structure, while driving sustained fixed cost productivity, was partially offset by year-over-year labor inflation and lower equity income following prior quarter's sale of an equity interest in an unconsolidated joint venture.

R&D expenses increased $6 million, reflecting our continued investment in new technologies and increased hiring to accelerate growth in the zero emission technologies.

Losses in foreign currency from translational, transactional, and hedging effects in the three months ended September 30, 2024, primarily driven by lower Euro-to-US dollar, Chinese Yuan-to-US dollar and Japanese Yen-to-US dollar exchange rates versus the prior year period, accounted for a $4 million decrease in Adjusted EBITDA.

Adjusted EBITDA for the Nine Months Ended September 30, 2024
For the nine months ended September 30, 2024, net income decreased by $27 million versus the prior year as discussed above within Results of Operations for Three and Nine Months Ended September 30, 2024.
Adjusted EBITDA decreased by $45 million compared to the prior year, mainly due to soft demand across all product lines except aftermarket, pricing net of inflation pass-through, and unfavorable foreign exchange impacts. These decreases were partially offset by strong operational performance through productivity, net of labor inflation, as well as commodity, transportation, and energy deflation.
During the nine months ended September 30, 2024, we saw demand softness for gasoline, diesel, and commercial vehicle applications, driven by challenging regional dynamics and customer mix headwinds, partially offset by favorable demand in aftermarket for replacement parts. Net sales also decreased due to pricing decreases, net of inflation pass-through, driven by commodity price decreases.
The increased productivity from our ability to flex our variable cost structure while driving sustained fixed cost productivity was partially offset by year-over-year labor inflation.
R&D expenses increased $10 million, reflecting our continued investment in new technologies and increased hiring to accelerate growth in the zero emission technologies.

Losses in foreign currency from translational, transactional, and hedging effects in the nine months ended September 30, 2024, primarily driven by lower Chinese Yuan-to-US dollar and Japanese Yen-to-US dollar exchange rates and partially offset by higher Euro-to-US dollar exchange rates versus the prior year period, accounted for a $18 million decrease in Adjusted EBITDA.

Liquidity and Capital Resources
Overview

	September 30, 2024	December 31, 2023
	(Dollars in millions)
Cash and cash equivalents	$96	$259
Restricted cash	1	1
Revolving Facility - available borrowing capacity	600	570
Revolving Facility - borrowings or letters of credit outstanding	—	—
Term Loan Facilities - principal outstanding	693	1,696
Senior Notes - principal outstanding	800	—
Bilateral letter of credit facility - available capacity	3	3
Bilateral letter of credit facility - utilized capacity	12	12

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
On May 21, 2024, we also entered into the Fourth and Fifth Amendments to the Credit Agreement, which (i) removed the credit spread adjustment with respect to certain US dollar denominated term loan borrowings that are Term Benchmark Loans, (ii) reduced the Applicable Rate on certain US dollar denominated term loans to 2.75% for Term Benchmark Loans and 1.75% for ABR Loans, and (iii) increased the maximum borrowings available under the Revolving Facility by $30 million. During the nine months ended September 30, 2024, we repaid $500 million on our 2023 Dollar Term Facility, $485 million (€450 million) on our Euro Term Facility and $6 million on our 2021 Dollar Term Facility.
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
Share Repurchase Program
On February 13, 2024, the Board of Directors authorized a $350 million share repurchase program valid until December 31, 2024. During the nine months ended September 30, 2024, the Company repurchased $226 million of Common Stock, with $124 million remaining under the share repurchase program as of that date. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. For more information, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Cash Flow Summary for the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2024	2023
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$277	$330
Investing activities	1	(48)
Financing activities	(439)	(366)
Effect of exchange rate changes on cash and restricted cash	(2)	(1)
Net decrease in cash, cash equivalents and restricted cash	$(163)	$(85)
Cash provided by operating activities decreased by $53 million for the nine months ended September 30, 2024 versus the prior year. The decrease was primarily driven by a decrease of $37 million in net income, excluding the effects of non-cash items, as well as $11 million of unfavorable impacts from changes in other assets and liabilities and $5 million of unfavorable impacts from working capital changes.
Cash flow from investing activities increased by $49 million for the nine months ended September 30, 2024 versus the prior year, mainly due to $46 million of proceeds from the sale of equity interest in an unconsolidated joint venture and a $15 million increase in proceeds on our cross currency swap contracts which have been designated as net investment hedges of our Euro-denominated operations. This was partially offset by $12 million of increased expenditures for property, plant and equipment.
Cash used for financing activities was $439 million for the nine months ended September 30, 2024 compared with $366 million in the prior year. During 2024, we made an aggregate of $991 million in debt repayments on our term loan facilities. We also made payments of $226 million for Common Stock repurchases, $7 million for debt issuance costs and $9 million for other financing activities. These payments were partially offset by proceeds of $794 million, net of deferred financing costs, from the issuance of our 2032 Senior Notes.

In comparison, cash used for financing activities for the nine months ended September 30, 2023 was primarily driven by payments of $605 million in aggregate to holders of the Series A Preferred Stock related to the Transaction, including conversion of the Series A Preferred Stock, and $42 million for dividends declared on our Series A Preferred Stock. We also made payments of $178 million for the repurchase of Common Stock under our share repurchase program and debt repayments of $205 million including a $200 million early debt repayment on the 2023 Dollar Term Facility and quarterly payments for our 2021 Dollar Term Facility. These uses of cash were partially offset by proceeds of $667 million from the 2023 Dollar Term Facility net of debt financing costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2024, the net fair value of all financial instruments with exposure to currency risk was a $8 million liability. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be $213 million and $(187) million, respectively, at September 30, 2024 exchange rates. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 15, 2024, the Company announced that the Board of Directors had authorized a $350 million share repurchase program valid from February 13, 2024 until December 31, 2024. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The following table summarizes our share repurchase activity for the three months ended September 30, 2024 and additional information regarding our share repurchase program:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2024 - July 31, 2024	2,946,890	9.03	2,946,890	$149,003,868
August 1, 2024 - August 31, 2024	1,495,122	8.18	1,495,122	136,767,452
September 1, 2024 - September 30, 2024	1,544,534	8.02	1,544,534	124,377,974
Total	5,986,546	$8.56	5,986,546	$124,377,974
(1) Excludes shares withheld to satisfy tax withholding obligations in connection with equity award vestings.
Other than the repurchases reflected in the table above, there were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended September 30, 2024.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Agreements
During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Third Amended and Restated Certificate of Incorporation of Garrett Motion Inc., dated May 29, 2024	10-Q	001-38636	3.1	07/25/2024
3.2	Fifth Amended and Restated By-Laws of Garrett Motion Inc., dated May 29, 2024	10-Q	001-38636	3.2	07/25/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101	The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Interim Statements of Operations, (ii) the Consolidated Interim Statements of Comprehensive Income, (iii) the Consolidated Interim Balance Sheets, (iv) the Consolidated Interim Statements of Cash Flows, (v) the Consolidated Interim Statements of Equity (Deficit) and (vi) Notes to the Consolidated Interim Financial Statements					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: October 24, 2024	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: October 24, 2024	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer