Form 10-Q
period 2025-03-31
Garrett Motion Inc.
filed 2025-05-01
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of April 25, 2025, the registrant had 202,619,947 shares of Common Stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions, except per share amounts)
Net sales (Note 3)	$878	$915
Cost of goods sold	699	743
Gross profit	179	172
Selling, general and administrative expenses	59	64
Other expense, net	7	1
Interest expense	29	31
Non-operating income, net	(1)	(5)
Income before taxes	85	81
Tax expense (Note 5)	23	15
Net income	$62	$66

Earnings per common share
Basic	$0.30	$0.28
Diluted	0.30	0.28

Weighted average common shares outstanding
Basic	205,113,600	236,664,129
Diluted	207,571,011	238,991,886
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Net income	$62	$66
Foreign exchange translation adjustment	(29)	18
Defined benefit pension plan adjustment, net of tax	—	1
Changes in fair value of effective cash flow hedges, net of tax (Note 16)	2	3
Changes in fair value of net investment hedges, net of tax (Note 16)	(35)	19
Total other comprehensive (loss) income, net of tax	(62)	41
Comprehensive income	$—	$107
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

	March 31, 2025	December 31, 2024
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$130	$125
Restricted cash	1	1
Accounts, notes and other receivables – net (Note 6)	752	687
Inventories – net (Note 8)	265	286
Other current assets	100	94
Total current assets	1,248	1,193
Investments and long-term receivables	11	10
Property, plant and equipment – net	444	449
Goodwill	193	193
Deferred income taxes	202	207
Other assets (Note 9)	177	224
Total assets	$2,275	$2,276
LIABILITIES
Current liabilities:
Accounts payable	$935	$972
Current maturities of long-term debt (Note 14)	7	7
Accrued liabilities (Note 11)	327	299
Total current liabilities	1,269	1,278
Long-term debt (Note 14)	1,462	1,464
Deferred income taxes	30	25
Other liabilities (Note 12)	214	182
Total liabilities	$2,975	$2,949
COMMITMENTS AND CONTINGENCIES (Note 19)
EQUITY (DEFICIT)
Common Stock, par value $0.001; 1,000,000,000 and 1,000,000,000 shares authorized, 242,028,536 and 240,987,329 issued and 203,929,236 and 206,387,938 outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid–in capital	1,219	1,213
Retained deficit	(1,591)	(1,653)
Accumulated other comprehensive income (Note 17)	11	73
Treasury Stock, at cost; 38,099,300 and 34,599,391 shares as of March 31, 2025 and December 31, 2024, respectively (Note 15)	(339)	(306)
Total deficit	(700)	(673)
Total liabilities and deficit	$2,275	$2,276
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Cash flows from operating activities:
Net income	$62	$66
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	6	5
Depreciation	22	22
Amortization of deferred issuance costs	2	3
Foreign exchange (gain) loss	(19)	7
Stock compensation expense	6	8
Unrealized loss (gain) on derivatives	35	(17)
Other	2	5
Changes in assets and liabilities:
Accounts, notes and other receivables	(56)	6
Inventories	25	(17)
Other assets	(3)	(4)
Accounts payable	(34)	—
Accrued liabilities	(3)	4
Other liabilities	11	(4)
Net cash provided by operating activities	$56	$84
Cash flows from investing activities:
Expenditures for property, plant and equipment	(26)	(32)
Proceeds from cross-currency swap contracts	4	4
Net cash used for investing activities	$(22)	$(28)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt financing costs	68	—
Bank overdrafts	17	—
Payments of long-term debt	(71)	(2)
Repurchases of Common Stock	(30)	(107)
Dividend payments	(12)	—
Payments for debt and revolving facility financing costs	(1)	—
Other	(2)	(3)
Net cash used for financing activities	$(31)	$(112)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	2	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	5	(63)
Cash, cash equivalents and restricted cash at beginning of the period	126	260
Cash, cash equivalents and restricted cash at end of the period	$131	$197
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$12	$10
Interest paid	7	27

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Deficit
	Shares (1)	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2024	241	$—	35	$(306)	$1,213	$(1,653)	$73	$(673)
Net income	—	—	—	—	—	62	—	62
Share repurchases	—	—	3	(30)	—	—	—	(30)
Excise tax on share repurchases	—	—	—	—	—	—	—	—
Shares issued under stock plan, net of shares withheld for employee taxes	1	—	—	(3)	—	—	—	(3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(62)	(62)
Stock-based compensation	—	—	—	—	6	—	—	6
Balance at March 31, 2025	242	$—	38	$(339)	$1,219	$(1,591)	$11	$(700)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) / Income	Total Deficit
	Shares (1)	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2023	238	$—	—	$—	$1,190	$(1,922)	$(3)	$(735)
Net income	—	—	—	—	—	66	—	66
Share repurchases	—	—	12	(109)	—	—	—	(109)
Excise tax on share repurchases	—	—	—	(1)	—	—	—	(1)
Shares issued under stock plan, net of shares withheld for employee taxes	2	—	1	(5)	—	—	—	(5)
Other comprehensive income, net of tax	—	—	—	—	—	—	41	41
Stock-based compensation	—	—	—	—	8	—	—	8
Balance at March 31, 2024	240	$—	13	$(115)	$1,198	$(1,856)	$38	$(735)

1) Common shares issued less treasury shares equals common shares outstanding
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions, except per share amounts)
Note 1. Background and Basis of Presentation
Background
Garrett Motion Inc. (the “Company” or “Garrett”) is a cutting-edge technology leader delivering differentiated solutions for emission reduction and energy efficiency. We design, manufacture, and sell highly engineered turbocharging, air and fluid compression, and high-speed electric motor technologies to original equipment manufacturers (“OEMs”) and distributors within the mobility and industrial space. We have significant expertise in delivering products at scale for internal combustion engines using gasoline, diesel, natural gas, and hydrogen, as well as for zero-emission technologies using hydrogen fuel cell systems, both for mobility and industrial use. As our customers continue to progress on electrification, we are applying our technological pillars to develop highly engineered E-Powertrain and E-Cooling compressor products to support their ambition. These products are key enablers for fuel economy, energy efficiency, thermal management, and compliance with emissions standards and overall greenhouse gas and other emission reduction targets.
Basis of Presentation
The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited Consolidated Interim Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K, as filed with the SEC on February 20, 2025 (our “2024 Form 10-K”). The results of operations for the three months ended March 31, 2025 and cash flows for the three months ended March 31, 2025 should not necessarily be taken as indicative of the entire year. All amounts presented are in millions, except per share amounts.
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

Note 2. Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in Note 3 to the Consolidated Financial Statements for the year ended December 31, 2024 included in our 2024 Form 10-K.

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update increase the transparency around income tax information through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. The Company adopted the new guidance prospectively as of January 1, 2025.
Accounting Standards Issued But Not Yet Adopted
In March 2024, the SEC adopted a final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, to enhance and standardize climate-related disclosures. The rule will require companies to disclose material Scope 1 and Scope 2 greenhouse gas emissions; climate-related risks, governance, and oversight; and the financial effects of severe weather events and other natural conditions. These disclosures are required to be phased in starting with annual reporting periods beginning in 2025; however, this rule has been stayed pending the outcome of legal challenges, and on March 27, 2025, the SEC withdrew its legal defense of the rule. The Company is currently evaluating the guidance to determine the impact of adoption on its disclosures in the event that the stay is lifted.
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
For Net sales by region (determined based on country of shipment) and channel, refer to Note 21, Segments and Concentrations.
Contract Balances
The following table summarizes our contract assets and liabilities balances:

	2025	2024
	(Dollars in millions)
Contract assets—January 1	$40	$38
Contract assets—March 31	52	48
Change in contract assets—Increase/(Decrease)	$12	$10
Contract liabilities—January 1	$(8)	$(11)
Contract liabilities—March 31	(12)	(10)
Change in contract liabilities—Decrease/(Increase)	$(4)	$1

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

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Research and development costs	$43	$43
Engineering-related expenses, net of customer (reimbursements) (1)	(3)	1
	$40	$44
(1)    Engineering-related expenses include customer reimbursements of $12 million and $8 million for the three months ended March 31, 2025 and 2024, respectively.
Certain engineering expenses related to long-term supply arrangements are capitalized when defined criteria, such as the existence of a contractual guarantee for reimbursement, are met. As of March 31, 2025 and December 31, 2024, $33 million and $29 million, respectively, of such contractually reimbursable costs were capitalized. These amounts are recorded within Other current assets in the Consolidated Interim Balance Sheet.

Note 5. Income Taxes

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Tax expense	$23	$15
Effective tax rate	27.1%	18.5%

The effective tax rates for the three months ended March 31, 2025 and 2024 were 27.1% and 18.5%, respectively. The change in the effective tax rate for the three months ended March 31, 2025 compared to the prior period is primarily related to higher U.S. taxes on international operations and reversal of tax reserves in 2024.

The effective tax rate for the three months ended March 31, 2025 was higher than the U.S. federal statutory rate of 21% primarily related to higher U.S. taxes on international operations and withholding taxes, partially offset by taxes on non-U.S. earnings and global research and development benefits.

Note 6. Accounts, Notes and Other Receivables—Net

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Trade receivables	$583	$521
Notes receivable	108	96
Other receivables	66	74
	757	691
Less—Allowance for expected credit losses	(5)	(4)
	$752	$687
Trade receivables include $52 million and $40 million of unbilled customer contract asset balances as of March 31, 2025 and December 31, 2024, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. See Note 3, Revenue Recognition and Contracts with Customers.
Notes receivable is related to guaranteed bank notes without recourse that the Company receives in settlement of accounts receivables, primarily in the Asia Pacific region. See Note 7, Factoring and Notes Receivable.

Other receivables includes VAT receivables of $44 million and $50 million as of March 31, 2025 and December 31, 2024, respectively.

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

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Eligible receivables sold without recourse	$152	$163
Guaranteed bank notes sold without recourse	16	—
The expenses related to the sale of trade receivables and guaranteed bank notes are recognized within Other expense, net in the Consolidated Interim Statements of Operations, and were $1 million and immaterial for the three months ended March 31, 2025 and 2024, respectively.

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Receivables sold but not yet collected by the bank from the customer	$6	$6
Guaranteed bank notes sold but not yet collected by the bank from the customer	—	—
As of March 31, 2025 and December 31, 2024, the Company had no guaranteed bank notes pledged as collateral.

Note 8. Inventories—Net

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Raw materials	$203	$230
Work in process	23	18
Finished products	81	79
	307	327
Less—Reserves	(42)	(41)
	$265	$286

Note 9. Other Assets

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Advanced discounts to customers, non-current	$26	$29
Operating right-of-use assets (Note 13)	52	52
Income tax receivable	21	21
Pension and other employee related	24	23
Derivatives designated as net investment hedges (Note 16)	42	70
Designated and undesignated derivatives (Note 16)	3	20
Other	9	9
	$177	$224

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

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Supplier financing obligations outstanding with financial institutions	$58	$64
Guaranteed bank notes outstanding	140	141
Note 11. Accrued Liabilities

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Customer pricing reserve	$82	$77
Compensation, benefit and other employee related	63	74
Repositioning	16	12
Product warranties and performance guarantees - short-term (Note 19)	14	15
Income and other taxes	35	32
Customer advances and deferred income (1)	19	16
Accrued interest	29	14
Short-term lease liability (Note 13)	12	11
Accrued freight	10	9
Dividends declared	—	12
Designated and undesignated derivatives (Note 16)	12	8
Environmental reserve	5	6
Bank overdrafts (2)	17	—
Other (primarily operating expenses)	13	13
	327	299

(1)Customer advances and deferred income include $12 million and $8 million of contract liabilities as of March 31, 2025 and December 31, 2024, respectively. See Note 3, Revenue Recognition and Contracts with Customers.
(2)The Company classifies bank overdrafts as accrued liabilities. Bank overdrafts are generally cash pooling and other intercompany financing arrangements where the legal right to offset does not exist. Bank overdrafts are considered short-term financing with changes in the related balance reflected in financing activities in the Interim Consolidated Statements of Cash Flows.
The Company accrues repositioning costs related to projects to optimize its product costs and right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Interim Statements of Operations.
The following tables summarize the activity in our repositioning accrual:

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2024	$12	$—	$12
Charges	7	—	7
Usage—cash	(3)	—	(3)
Balance at March 31, 2025	$16	$—	$16

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2023	$9	$—	$9
Charges	11	—	11
Usage—cash	(9)	—	(9)
Balance at March 31, 2024	$11	$—	$11

Note 12. Other Liabilities

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Income taxes	$84	$79
Designated and undesignated derivatives (Note 16)	32	3
Pension and other employee related	18	18
Long-term lease liability (Note 13)	41	42
Advanced discounts from suppliers	2	2
Product warranties and performance guarantees – long-term (Note 19)	8	8
Environmental remediation – long term	11	10
Long-term accounts payable	3	5
Asset retirement obligation	8	8
Other	7	7
	214	182

Note 13. Leases
We have operating leases that primarily consist of real estate, machinery, and equipment. As of March 31, 2025, the Company does not have any material finance leases. Our leases have remaining lease terms of up to 13 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.

The components of lease expense are as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Operating lease cost	$4	$3
Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4	$3
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2	6
Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Other assets	$52	$52
Accrued liabilities	12	11
Other liabilities	41	42

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	6.76	6.89
Weighted-average discount rate	6.69%	6.71%

Maturities of operating lease liabilities as of March 31, 2025 were as follows:

(Dollars in millions)
2025	$12
2026	13
2027	11
2028	7
2029	4
Thereafter	17
Total lease payments	64
Less imputed interest	(11)
$53

Note 14. Long-Term Debt and Credit Agreements
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
The 2032 Senior Notes are guaranteed by the Company and each of the Company's wholly owned subsidiaries that guarantee obligations under the Credit Agreement (as defined below), subject to certain exceptions. The proceeds from the sale of the 2032 Senior Notes, together with cash on hand, were used to repay approximately $800 million of term loan indebtedness and to pay related fees and expenses. The 2032 Senior Notes bear interest at a rate of 7.75% per annum. Interest on the 2032 Senior Notes is payable semi-annually in arrears on May 31 and November 30 of each year, commencing on November 30, 2024.
The 2032 Senior Notes indenture contains certain covenants that limit the ability of the Company and its restricted subsidiaries to incur certain additional debt, incur certain liens securing debt, pay certain dividends or make other restricted payments, make certain investments, make certain asset sales, and enter into certain transactions with affiliates. These covenants are subject to a number of exceptions, limitations, and qualifications as set forth in the 2032 Senior Notes indenture. Additionally, the indenture contains certain change of control provisions that, under certain conditions, would require the Company to make an offer to repurchase all of the outstanding 2032 Senior Notes at a price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest. The indenture also contains customary events of default.
Credit Facilities
On January 30, 2025, the Company entered into that certain Restatement Agreement (the "Restatement Agreement"), which amends and restates that certain Credit Agreement, dated as of April 30, 2021 (as amended from time to time, the "Existing Credit Agreement" and as amended and restated by the Restatement Agreement, the "Credit Agreement"), by and among the Company, Garrett Motion Holdings Inc., Garrett Motion Sàrl and Garrett LX I S.à.r.l., as borrowers (the "Borrowers"), the lenders and issuing banks part thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent. Under the Restatement Agreement, the Company refinanced in full its $692 million U.S. Dollar term loan facility (the "2021 Dollar Term Facility") under the Existing Credit Agreement with a new $692 million term loan (the "2025 Dollar Term Facility") in an aggregate principal amount of $692 million. The 2025 Dollar Term Facility will mature on January 30, 2032, and bear interest at a rate equal to, at the Company's option, the Adjusted Term SOFR Rate (as defined in the Restatement Agreement) plus 2.25% per annum in the case of Term Benchmark Loans (as defined in the Restatement Agreement) and the Alternate Base Rate (as defined in the Restatement Agreement) plus 1.25% per annum in the case of ABR Loans (as defined in the Restatement Agreement).
Also on January 30, 2025, pursuant to the Restatement Agreement, the Company replaced its existing $600 million revolving commitments under the Existing Credit Agreement with new revolving commitments under the Credit Agreement in an aggregate principal amount of $630 million (the "New Revolving Facility" and, together with the New Term Loans, the "Credit Facilities"). The maturity date of the New Revolving Facility is January 30, 2030. The New Revolving Facility, when drawn, will bear interest at a rate equal to the applicable benchmark plus an applicable margin that varies based on the Company's leverage ratio. The applicable margin for revolving borrowings ranges from 2.25% to 1.75% per annum in the case of Term Benchmark Loans and 1.25% to 0.75% per annum in the case of ABR Loans. In addition to paying interest on outstanding borrowings under the New Revolving Facility, the Company must also pay a quarterly commitment fee based on the average daily unused portion of the New Revolving Facility during such quarter, which is determined by its leverage ratio and ranges from 0.25% to 0.50% per annum.
The Credit Agreement contains certain affirmative and negative covenants customary for financings of this type. The Credit Agreement also contains certain customary events of default. The New Revolving Facility is subject to a financial covenant requiring the maintenance of a consolidated total leverage ratio of not greater than 4.7 to 1.00 as of the end of each fiscal quarter if, on the last day of any such fiscal quarter, the aggregate amount of loans and letters of credit (excluding backstopped or cash collateralized letters of credit and other letters of credit with an aggregate face amount not exceeding $30 million) outstanding under the New Revolving Facility exceeds 35% of the aggregate commitments in effect thereunder on such date. The Credit Facilities are secured on a first-priority basis by: (1) a perfected security interest in the equity interests of each direct material subsidiary of each guarantor under the Credit Facilities and (ii) perfected security interests in, and mortgages on, substantially all tangible and intangible personal property and material real property of each of the guarantors under the Credit Facilities, subject, in each case, to certain exceptions and limitations, including the agreed guaranty and security principles.

As of March 31, 2025, the Company was in compliance with all covenants under the 2032 Senior Notes indenture and Credit Agreement.
The principal outstanding and carrying amounts of our long-term debt as of March 31, 2025 and December 31, 2024 are as follows:

	Due	Interest Rate	March 31, 2025	December 31, 2024
2021 Dollar Term Facility	4/30/2028	SOFR plus 275 bps	$—	$692
2025 Dollar Term Facility	1/30/2032	SOFR plus 225 bps	692	—
2032 Senior Notes	5/31/2032	7.75%	800	800
Other			2	1
Total principal outstanding			1,494	1,493
Less: unamortized deferred financing costs			(25)	(22)
Less: current portion of long-term debt			(7)	(7)
Total long-term debt			$1,462	$1,464
Separate from the Revolving Facility, the Company has a bilateral letter of credit facility with outstanding letters of credit in the amount of $9 million and $8 million at March 31, 2025 and December 31, 2024, respectively. The letters of credit typically support customs arrangements and other obligations at our local affiliates.
Minimum scheduled principal repayments of long-term debt as of March 31, 2025 are as follow:

March 31, 2025
(Dollars in millions)
2025	$5
2026	7
2027	7
2028	9
2029	7
Thereafter	1,459
Total debt payments	$1,494

Note 15. Equity
Common Stock
On December 5, 2024, the Board of Directors declared a cash dividend of $0.06 per share of Common Stock, payable on January 31, 2025, to shareholders of record as of January 15, 2025. The total amount of dividends paid on January 31, 2025 amounted to $12 million.
Treasury Stock
Treasury stock represents shares of the Company's Common Stock that have been issued and subsequently repurchased by the Company or withheld to satisfy withholding tax obligations in connection with the vesting of equity awards, and that have not been retired or cancelled. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of Equity (Deficit) on the Consolidated Interim Balance Sheet. The Company accounts for the reissuance of treasury stock using the average cost method. The Company did not reissue or retire any shares of treasury stock during the three months ended March 31, 2025.
Share Repurchase Program
On December 4, 2024, the Board of Directors authorized a $250 million share repurchase program valid January 1, 2025 until December 31, 2025. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. During the three months ended March 31, 2025, the Company repurchased $30 million of Common Stock, and had $220 million remaining under the share repurchase program as of that date. The repurchased shares are held as treasury stock.

Note 16. Financial Instruments and Fair Value Measures
Our credit, market, and foreign currency risk management policies are described in Note 19, Financial Instruments and Fair Value Measures, to the Consolidated Financial Statements for the year ended December 31, 2024 included in our 2024 Form 10-K. As of March 31, 2025 and December 31, 2024, we had contracts with aggregate gross notional amounts of $1,003 million and $928 million, respectively, to hedge foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar, and Korean Won.
Fair Value of Financial Instruments
The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

			Fair Value
	Notional Amounts		Assets			Liabilities
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024		March 31, 2025	December 31, 2024
Designated instruments:
Designated forward currency exchange contracts	$540	$331	$7	$4	(a)	$8	$6	(c)
Designated cross-currency swaps	2,190	1,515	45	82	(b)	20	—	(d)
Designated interest-rate swaps	675	—	—	—		12	—
Total designated instruments	3,405	1,846	52	86		40	6
Undesignated instruments:
Undesignated interest rate swaps	—	470	—	9	(b)	—	3	(d)
Undesignated forward currency exchange contracts	463	597	1	9	(a)	4	2	(c)
Total undesignated instruments	463	1,067	1	18		4	5
Total designated and undesignated instruments	$3,868	$2,913	$53	$104		$44	$11
(a) Recorded within Other current assets
(b) Recorded within Other assets
(c) Recorded within Accrued liabilities
(d) Recorded within Other liabilities

Cash Flow Hedges
During 2023, the Company entered into float-to-fixed interest rate swap contracts with an aggregate notional amount of $200 million and maturities in July 2024 and October 2024. The Company also entered into a float-to-fixed cross-currency swap contract comprised of an amortizing swap with an aggregate notional amount of €280 million ($300 million) and notional exchanges in June 2026, June 2027, and June 2028. The interest rate swap and cross-currency swap contracts were early settled in the second quarter of 2024.

During 2025, the Company entered into float-to-fixed interest rate swap contracts with an aggregate notional amount of $675 million and maturities in January 2027, January 2028, January 2029, January 2030 and January 2031. Changes in the fair value of the interest rate swap contracts are recorded in Accumulated Other Comprehensive Income ("AOCI") and will be reclassified to Interest expense in the Consolidated Interim Statement of Operations upon maturity.
The Company also has outstanding forward currency exchange contracts with maturities up to 18 months and an aggregate notional amount of $540 million and $331 million as of March 31, 2025 and December 31, 2024, respectively. These forward currency exchange contracts have been designated as cash flow hedges to mitigate foreign currency exposures primarily on our inventory purchases and manufacturing costs. The gains and losses on the forward currency exchange contracts are recorded in AOCI and reclassified to Cost of goods sold in the Consolidated Interim Statement of Operations when the underlying transactions are recognized in earnings.
In order to mitigate foreign currency risk on its 2032 Senior Notes, the Company entered into fixed-to-fixed cross-currency swap contracts with an aggregate notional amount of €507 million ($550 million) and notional exchanges occurring in May 2027, May 2028, May 2029, and May 2030. Changes in the fair value of the cross-currency swap contracts are recognized in AOCI and reclassified to Non-operating (income) expense in the Consolidated Interim Statement of Operations, based upon changes in the spot rate remeasurement of the underlying debt. The net interest settlements on the cross-currency swap contracts are recorded in Interest expense in the Consolidated Interim Statements of Operations.
All of the Company's cash flow hedges are assessed as highly effective.
Net Investment Hedges
The Company has designated cross-currency swaps with aggregate notional amounts of €1,508 million ($1,640 million) and €858 million ($965 million) as of March 31, 2025 and December 31, 2024, respectively, as net investment hedges of its Euro-denominated operations. Changes in the fair value of the net investment hedges are recorded in AOCI until the net investment is liquidated or sold. The fair values of the net investment hedges were net assets of $22 million and $70 million as of March 31, 2025 and December 31, 2024, respectively. No ineffectiveness has been recorded on the net investment hedges.
Non-Designated Derivatives
As of December 31, 2024, the Company had outstanding float-to-fixed interest rate swap contracts with an aggregate notional amount of €450 million ($470 million) and maturities of April 2025, April 2026, April 2027, and April 2028. Changes in the fair value of the undesignated interest rate swap contracts are recorded in Interest expense in the Consolidated Interim Statements of Operations. These interest rate swap contracts were early settled in 2025.
The Company also has outstanding forward currency exchange contracts with maturities generally up to 3 months and an aggregate notional amount of $463 million and $597 million as of March 31, 2025 and December 31, 2024, respectively. Changes in the fair value of the forward currency exchange contracts are recorded in Non-operating (income) expense in the Consolidated Interim Statements of Operations.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income (Loss)
The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges and net investment hedges had on OCI, AOCI and earnings:

	Three Months Ended March 31, 2025
(Dollars in millions)	Cost of goods sold	Interest expense	Non-operating income	Other comprehensive income (loss)
Cash flow hedges
Gain (loss) recognized in other comprehensive income	$—	$—	$—	$17
Gain (loss) reclassified from AOCI to income	—	—	19	—
Net investment hedges
Gain (loss) recognized in other comprehensive income	—	—	—	(44)

	Three Months Ended March 31, 2024
(Dollars in millions)	Cost of goods sold	Interest expense	Non-operating income	Other comprehensive income (loss)
Cash flow hedges
Gain (loss) recognized in other comprehensive income	$—	$—	$—	$16
Gain (loss) reclassified from AOCI to income	2	2	7	—
Net investment hedges
Gain (loss) recognized in other comprehensive income	—	—	—	23
The following table summarizes the pretax gain (loss) that changes in the fair values of derivatives not designated as hedging instruments had on earnings:

		Three Months Ended March 31,
		2025	2024
Contract Type	Location	(Dollars in millions)
Interest rate swaps	Interest expense	$—	$—
Forward currency exchange contracts	Non-operating income	(10)	11

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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities	$678	$685	$680	$693
2032 Senior Notes	790	792	790	810
The Company determined the fair value of its Term Loan Facilities and related current maturities utilizing transactions in the listed markets for similar liabilities. As such, the fair value of the Term Loan Facilities and related current maturities is considered Level 2. The fair value of the 2032 Senior Notes was determined using quoted prices from exchange traded markets and is classified as a Level 1 measurement.

Note 17. Accumulated Other Comprehensive Income
The changes in AOCI by component are set forth below:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Foreign Exchange Translation Adjustment
Balance at beginning of period	$(27)	$(57)
Other comprehensive (loss) income before reclassifications	(29)	18
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	—	—
Balance at end of period	(56)	(39)

Pension Adjustments
Balance at beginning of period	(15)	(20)
Other comprehensive income (loss) before reclassifications	—	1
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	—	—
Balance at end of period	(15)	(19)

Changes in Fair Value of Effective Cash Flow Hedges
Balance at beginning of period	(10)	(2)
Other comprehensive (loss) income before reclassifications	17	16
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	2	(4)
Amounts reclassified from AOCI	(19)	(11)
Income taxes associated with reclassifications from AOCI	2	2
Balance at end of period	(8)	1

Changes in Fair Value of Net Investment Hedges
Balance at beginning of period	125	76
Other comprehensive (loss) income before reclassifications	(44)	23
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	9	(4)
Balance at end of period	90	95

Accumulated other comprehensive income, end of period	$11	$38

Reclassifications from AOCI to income were as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Changes in Fair Value of Effective Cash Flow Hedges
Reclassification forward currency exchange contracts to Cost of goods sold	$—	$(2)
Reclassification cross-currency swaps to Interest expense	—	(2)
Reclassification cross-currency swaps to Non-operating (income) expense	(19)	(7)
Tax effect on reclassification to income	2	2
Amounts reclassified from AOCI, net	(17)	(9)

Total reclassifications for the period	$(17)	$(9)

Note 18. Earnings Per Share
Basic earnings per share ("EPS") is computed using the weighted-average number of common shares outstanding during the period.
Diluted earnings per share is calculated based on the weighted-average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method.
The details of the EPS calculations for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions except per share)
Basic earnings per share:
Net income	$62	$66
Weighted average common shares outstanding - Basic	205,113,600	236,664,129
EPS – Basic	$0.30	$0.28

Diluted earnings per share:
Weighted average common shares outstanding - Basic	205,113,600	236,664,129
Dilutive effect of unvested RSUs and other contingently issuable shares	2,457,411	2,327,757
Weighted average common shares outstanding – Diluted	207,571,011	238,991,886
EPS – Diluted	$0.30	$0.28

Note 19. Commitments and Contingencies
We are involved in various lawsuits, claims, and proceedings incident to the operation of our businesses, including those pertaining to product liability, product safety, environmental, health and safety, intellectual property, employment, commercial and contractual matters and various other matters. We regularly assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses based on a careful analysis of each matter. We identify below the individual proceedings where we believe a material loss is reasonably possible or probable, and we accrue for matters when we believe that losses are probable and the amount of the potential loss is reasonably estimable. It is inherently difficult to determine whether a loss is probable or reasonably possible or to estimate the size or range of any potential loss. Accordingly, while we believe that appropriate accruals have been established for losses that are probable and can be reasonably estimated, it is possible that adverse outcomes from such proceedings could exceed the amounts accrued by an amount that could be material to our financial position, results of operations or cash flows.

Brazilian Tax Matter
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits between January 2017 and February 2020. The estimated total amount of the loss contingency arising from this matter as of March 31, 2025 was $23 million, including penalties and interest. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.
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

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Warranty and product performance guarantees at beginning of period	$23	$27
Accruals for warranties/guarantees issued during the period	2	3
Settlement of warranty/guarantee claims	(3)	(3)
Foreign currency translation	—	(1)
Warranty and product performance guarantees at end of period	$22	$26
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
Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2025. We expect to make contributions of cash and/or marketable securities of approximately $5 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2025, of which less than $1 million has been contributed as of March 31, 2025.

Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended March 31,
	U.S. Plans		Non-U.S. Plan
	2025	2024	2025	2024
	(Dollars in millions)
Service cost	$—	$—	$2	$2
Interest cost	2	2	1	1
Expected return on plan assets	(2)	(2)	(2)	(2)
Amortization of prior service (credit)	—	—	—	—
Total	$—	$—	$1	$1
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

Note 21. Segments and Concentrations

The Company has identified our CODM as the Chief Executive Officer. The CODM reviews consolidated net income when assessing the Company's performance, allocating resources, and establishing management's compensation. In addition to consolidated net income, the CODM receives discrete information for net sales by product and by geographical location. Consolidated net income is used to monitor budget versus actual results.
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
Sales concentration - Net sales by region (determined based on country of shipment) and product line are as follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
United States	$176	$178
Europe
Germany	89	91
Rest of Europe	336	378
Asia
China	153	158
Rest of Asia	104	94
Other International	20	16
	$878	$915

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Diesel	$208	$241
Gas	403	388
Commercial Vehicle	155	161
Aftermarket	98	112
Other	14	13
	$878	$915
The table below provides segment information about the Company:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Net sales	$878	$915
Less:
Material costs	501	537
Variable manufacturing costs (1)	99	96
Fixed manufacturing costs (2)	59	65
Research, development and engineering costs	40	44
Selling, general and administrative costs	59	64
Interest expense	29	31
Income tax expense	23	15
Other segment items (3)	7	(3)
Consolidated net income	$62	$66
(1) Variable manufacturing costs include freight, duties, direct and indirect labor costs, repairs and maintenance, repositioning costs and variable overhead costs.
(2) Fixed manufacturing costs include depreciation and amortization, rent, overhead labor costs, utilities and other fixed costs.
(3) Other segment items consist of non-service components of net periodic pension expense, interest income, equity income and other non-operating income items (if any).
The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company had capital expenditures of $26 million and $32 million for the three months ended March 31, 2025 and 2024, respectively.

Note 22. Subsequent Events

On May 1, 2025, the Board of Directors declared a cash dividend of $0.06 per share of Common Stock, payable on June 16, 2025, to shareholders of record as of June 2, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with our Consolidated Interim Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the audited annual Consolidated Financial Statements for the year ended December 31, 2024, included in our 2024 Form 10-K. Some of the information contained in this MD&A or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve various risks and uncertainties. Please refer to the "Special Note Regarding Forward-Looking Statements" below.
The following MD&A is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the three months ended March 31, 2025.
Executive Summary
During the first quarter of 2025, we faced significant geopolitical and macro-environmental challenges, including declines in light vehicle diesel volumes, particularly in Europe, and decreased demand for replacement parts in North America. These challenges were partially offset by growth in light vehicle gasoline volumes, primarily driven by new program launches in North America and volume recovery in Japan. Our operating margin performance was robust, largely due to the sustainable fixed and variable cost measures implemented in 2024.

We continue to strengthen our global leadership position in turbo, winning business across all regions and verticals, including plug-in hybrids and range extended vehicles, as well as natural gas applications for heavy trucks. We also secured new awards for our largest turbos used on industrial applications, significantly expanding our presence in Asia in that segment. On the zero-emission differentiated solutions side we are building positive momentum, having reached a major milestone by receiving our first series production award for our high-speed electric motor for an on-highway application. Additionally, we received another award for our Fuel Compressor technology and positive testing feedback on the application of our E-Cooling Compressor, laying the foundation for future business growth.

On January 30, 2025, we entered into a Restatement Agreement, which amended and restated our Existing Credit Agreement. Under the Restatement Agreement, we refinanced in full our 2021 Dollar Term Facility and replaced it with the 2025 Dollar Term Facility in an aggregate principal amount of $692 million. The 2025 Dollar Term Facility will mature on January 30, 2032. At the same time, we also replaced our existing $600 million revolving facility with the New Revolving Facility in an aggregate principal amount of $630 million. The maturity date of the New Revolving Facility is January 30, 2030.
For the three months ended March 31, 2025, we repurchased $30 million of Common Stock under our share repurchase program. As of March 31, 2025, we had $220 million of the authorized amount remaining under our share repurchase program.
Disaggregated Revenue
The following tables show our revenues by geographic region and product line for the three months ended March 31, 2025 and 2024, respectively.
By Region

	Three Months Ended March 31,
	2025		2024
	(Dollars in millions)
United States	$176	20%	$178	19%
Europe	425	49%	469	51%
Asia	257	29%	252	28%
Other	20	2%	16	2%
Total	$878		$915

By Product Line

	Three Months Ended March 31,
	2025		2024
	(Dollars in millions)
Diesel	$208	24%	$241	26%
Gas	403	46%	388	42%
Commercial Vehicle	155	18%	161	18%
Aftermarket	98	11%	112	12%
Other	14	1%	13	2%
Total	$878		$915

Results of Operations for the Three Months Ended March 31, 2025
Net Sales

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Net sales	$878	$915
% change compared with prior period	(4.0)%
For the three months ended March 31, 2025, net sales compared to the prior period decreased by $37 million or 4% (including an unfavorable impact of $21 million or 2% due to foreign currency translation), primarily driven by lower Euro-to-US dollar exchange rates, soft demand in diesel and commercial vehicle applications, and lower demand for replacement parts on aftermarket sales. These decreases were partially offset by increased demand in gasoline products.
Gasoline product sales increased by $15 million or 4% (including an unfavorable impact of $10 million or 2% due to foreign currency translation), primarily driven by new application launches and program ramp-ups in North America, program launches in India, and recovery in Japan from prior year volume softness.
Diesel product sales decreased by $33 million or 14% (including an unfavorable impact of $6 million or 3% due to foreign currency translation), primarily driven by passenger vehicles in Europe transitioning to gasoline hybrids, partially offset by sustained demand for pickup trucks in South America.
Commercial vehicle sales decreased by $6 million or 4% (including an unfavorable impact of $3 million or 2% due to foreign currency translation), primarily driven by volume softness in China and Europe, partially offset by off-highway product launches in India.
Aftermarket sales decreased by $14 million or 13% (including an unfavorable impact of $2 million or 3% due to foreign currency translation), primarily due to softer demand in North America for off-highway and lower demand in the North America independent aftermarket.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Cost of goods sold	$699	$743
% change compared with prior period	(5.9)%
Gross profit percentage	20.4%	18.8%

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the three months ended March 31, 2024	$743	$172
Increase/(decrease) due to:
Volume	(15)	(7)
Product mix	6	(7)
Price, net of inflation pass-through	—	4
Commodity, transportation & energy inflation	(9)	9
Productivity, net	(16)	16
Enacted import tariffs	4	—
Research & development	—	—
Foreign exchange rate impacts	(14)	(8)
Cost of Goods Sold / Gross Profit for the three months ended March 31, 2025	$699	$179
For the three months ended March 31, 2025, cost of goods sold decreased by $44 million, primarily driven by $15 million of lower sales volumes, $9 million of commodity, transportation and energy deflation, $14 million from foreign currency impacts, and $16 million of productivity net of labor inflation. These decreases were partially offset by $6 million of higher cost of goods sold due to unfavorable product mix and $4 million from the impact of enacted import tariffs.
For the three months ended March 31, 2025, gross profit increased by $7 million, primarily driven by $16 million of productivity, net of labor inflation, $9 million of commodity, transportation and energy deflation, and $4 million of pricing, net of inflation pass-through. These increases were partially offset by $7 million from lower sales volumes, $7 million from unfavorable product mix, and $8 million from foreign currency impacts. There was no impact to gross profit from enacted import tariffs as we managed to fully pass through the costs of the tariffs.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Selling, general and administrative expense	$59	$64
% of sales	6.7%	7.0%
Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2025, decreased by $5 million compared with the prior period, mainly driven by $2 million of lower stock-based compensation expense, $2 million of favorable foreign exchange impacts, and $1 million of lower personnel related costs.
Other Expense, Net

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Other expense, net	$7	$1

Other expense, net for the three months ended March 31, 2025 increased by $6 million compared to the prior period, primarily driven by debt financing costs related to the Restatement Agreement.
Interest Expense

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Interest expense	$29	$31

For the three months ended March 31, 2025, interest expense decreased by $2 million compared to the prior period, primarily driven by $10 million of lower interest expense due to a different notional amount of debt outstanding during the period and $1 million of lower debt issuance cost amortization. In addition, we recorded $6 million of gains on our interest derivatives in the current year, in comparison to $8 million of gains in the prior year. We also recognized $6 million of marked-to-market remeasurement losses during the three months ended March 31, 2025, on our undesignated interest rate swap contracts, in comparison to no marked-to-market remeasurement losses in the prior year.

Non-operating income, net

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Non-operating income, net	$(1)	$(5)
For the three months ended March 31, 2025, we had non-operating income of $1 million versus $5 million in the prior period. The decrease in non-operating income was primarily driven by lower equity income due to the prior year sale of an equity interest in an unconsolidated joint venture and a decrease in foreign exchange transactional gains.
Tax Expense

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Tax expense	$23	$15
Effective tax rate	27.1%	18.5%

The effective tax rates for the three months ended March 31, 2025 and 2024 were 27.1% and 18.5%, respectively. The change in the effective tax rate for the three months ended March 31, 2025, compared to the prior period is primarily related to higher U.S. taxes on international operations and reversal of tax reserves in 2024.

The Organization for Economic Cooperation and Development reached agreement among over 140 countries to implement a minimum 15% tax rate on certain multinational enterprises, commonly referred to as Pillar Two. Many countries we operate in continue to announce changes in their tax laws and regulations based on the Pillar Two framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. For 2025, Pillar Two is not expected to have a material impact to our effective tax rate. However, further enactment of legislation by jurisdictions in which we do business could have an impact on our future effective tax rate, tax liabilities, and cash tax.

The effective tax rate can vary from quarter to quarter due to changes in the Company’s global mix of earnings, the resolution of income tax audits, changes in tax laws (including updated guidance on U.S. tax reform), deductions related to employee share-based payments, internal restructurings, and pension mark-to-market adjustments.

Net Income

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Net income	$62	$66
Net income margin	7.1%	7.2%
Net income for the three months ended March 31, 2025, decreased by $4 million compared with the prior period, primarily due to $8 million of higher tax expense, $6 million of higher other expense, net, and a $4 million decrease in non-operating income. These increases were partially offset by $7 million of increased gross profit and $5 million of lower SG&A expense.

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
EBIT and Adjusted EBIT
In 2025, we revised our non-GAAP reporting metric, transitioning from Adjusted EBITDA to Adjusted EBIT. This change is intended to better reflect our core operating performance and align with industry practices. We believe this change will provide investors with a clearer understanding of our ongoing operational performance.
We define “EBIT” as our net income calculated in accordance with U.S. GAAP, plus the sum of (i) interest expense net of interest income and (ii) tax expense. We define “Adjusted EBIT” as EBIT, plus the sum of (i) repositioning costs, (ii) foreign exchange (gain) loss on debt net of related hedging (gains) losses, (iii) discounting costs on factoring, (iv) gain on sale of equity investment, (v) acquisition and divestiture expenses, (vi) other non-operating income, (vii) capital structure transformation expenses, (viii) debt refinancing and redemption costs, and (ix) loss on extinguishment of debt, if any. We believe that EBIT and Adjusted EBIT are important indicators of operating performance and provide useful information for investors because:
•EBIT and Adjusted EBIT exclude the effects of income taxes, as well as the effects of financing activities by eliminating the effects of interest and therefore more closely measure our operational performance; and
•certain adjustment items, while periodically affecting our results, may vary significantly from period to period and could therefore have a disproportionate effect in a given period, affecting the comparability of our results.
The following table reconciles Net income under GAAP to Adjusted EBIT:

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Net income	$62	$66
Interest expense, net of interest income (1)	29	29
Tax expense	23	15
EBIT	114	110
Repositioning costs (2)	7	11
Foreign exchange gain on debt, net of related hedging loss	1	—
Factoring and notes receivables discount fees	1	1
Other non-operating income (3)	(1)	(1)
Debt refinancing and redemption costs (4)	6	—
Acquisition and divestiture expenses	3	—
Adjusted EBIT	$131	$121
(1)Reflects interest income of $0 million and $2 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Repositioning costs includes severance costs related to restructuring projects to improve future productivity.
(3)Reflects the non-service component of net periodic pension income.
(4)Reflects the third-party costs directly attributable to the Restatement Agreement.

Adjusted EBIT for the Three Months Ended March 31, 2025

For the three months ended March 31, 2025, net income decreased by $4 million versus the prior period as discussed above within Results of Operations for Three Months Ended March 31, 2025.
Adjusted EBIT increased by $10 million compared to the prior period, driven by productivity and lower stock based compensation, commodity, transportation and energy deflation, and pricing net of inflation pass-through. This increase was partially offset by lower volumes across all product lines, except gasoline, driving an unfavorable product mix.
During the three months ended March 31, 2025, we saw diesel volume softness, mainly due to passenger vehicles in Europe transitioning to gasoline hybrids and Aftermarket soft demand primarily in North America Off-highway. These volume decreases were partially offset by favorable demand in gasoline driven by new application launches and program ramp-ups in North America, program launches in India, and recovery in Japan from prior year volume softness.
The increased productivity from our ability to flex our variable cost structure while driving sustained fixed cost productivity was partially offset by year-over-year labor inflation and lower equity income following the prior year sale of an equity interest in an unconsolidated joint venture.

R&D expenses were flat, reflecting a shift in investment from turbo technology to zero-emission technologies.

Losses in foreign currency from translational, transactional, and hedging effects in the three months ended March 31, 2025, primarily driven by a lower Euro-to-US dollar versus the prior period, accounted for a $7 million decrease in Adjusted EBIT.

Liquidity and Capital Resources
Overview

	March 31, 2025	December 31, 2024
	(Dollars in millions)
Cash and cash equivalents	$130	$125
Restricted cash	1	1
Revolving Facility - available borrowing capacity	630	600
Revolving Facility - borrowings or letters of credit outstanding	—	—
Term Loan Facilities - principal outstanding	692	692
Senior Notes - principal outstanding	800	800
Bilateral letter of credit facility - utilized capacity	9	8
On January 30, 2025, the Company entered into the Restatement Agreement, which amends and restates the Existing Credit Agreement, under which the Company refinanced in full its $692 million 2021 Dollar Term Facility with a new 2025 Dollar Term Facility in an aggregate principal amount of $692 million. The 2025 Dollar Term Facility will mature on January 30, 2032, and bear interest at a spread equal to, at the Company's option, the Adjusted Term SOFR Rate plus 2.25% per annum in the case of Term Benchmark Loans and the Alternate Base Rate plus 1.25% per annum in the case of ABR Loans. The Company also replaced its existing $600 million revolving facility under the Existing Credit Agreement with the New Revolving Facility under the Credit Agreement in an aggregate principal amount of $630 million. The maturity date of the New Revolving Facility is January 30, 2030.
We employ several means to manage our liquidity, and our sources of financing include cash flows from operations, cash and cash equivalents on hand, the 2032 Senior Notes, and our Credit Agreement, including our 2025 Dollar Term Facility and our New Revolving Facility. We expect to continue investing in our facilities as we expand our manufacturing capacity for new product launches and invest in new technologies and strategic growth opportunities, in particular in connection with our zero-emission technologies. We believe the combination of expected cash flows, the term loan borrowings, the 2032 Senior Notes, and the New Revolving Facility being committed until 2030, will provide us with adequate liquidity to support the Company's operations.
Share Repurchase Program
On December 4, 2024, the Board of Directors authorized a $250 million share repurchase program valid from January 1, 2025, until December 31, 2025. During the three months ended March 31, 2025, the Company repurchased $30 million of Common Stock, with $220 million remaining under the share repurchase program as of that date. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the share repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. For more information, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Cash Flow Summary for the Three Months Ended March 31, 2025

	Three Months Ended March 31,
	2025	2024
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$56	$84
Investing activities	(22)	(28)
Financing activities	(31)	(112)
Effect of exchange rate changes on cash and restricted cash	2	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5	$(63)
Cash provided by operating activities decreased by $28 million for the three months ended March 31, 2025, versus the prior year. The decrease was primarily driven by $54 million of unfavorable impacts from working capital changes and $4 million of lower net income, partially offset by an increase of $21 million of non-cash charges, as well as $9 million of favorable impacts from changes in other assets and liabilities.
Cash flow from investing activities decreased by $6 million for the three months ended March 31, 2025, versus the prior year, mainly due to $6 million of decreased expenditures for property, plant and equipment.
Cash used for financing activities was $31 million for the three months ended March 31, 2025, compared with $112 million in the prior year. During the three months ended March 31, 2025, we made debt repayments of $71 million, payments of $30 million for the repurchase of Common Stock under our share repurchase program and payments of $12 million for dividends on our Common Stock. These payments were partially offset by proceeds of $68 million from the Credit Facilities and $17 million of bank overdrafts. In comparison, cash used for financing activities in the prior year was primarily related to $107 million for the repurchase of Common Stock under our share repurchase program.

Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies
The preparation of our Consolidated Interim Financial Statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. Actual results could differ from our estimates and assumptions, and any such differences could be material to our financial statements. Our critical accounting policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2024 Form 10-K.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies of the Notes to the Consolidated Interim Financial Statements for further discussion of recent accounting pronouncements.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, contain forward-looking statements within the meaning of the U.S. federal securities laws. All statements other than statements of historical fact, including without limitation statements regarding our future results of operations and financial position, expectations regarding the growth of the turbocharger and electric vehicle markets and other industry trends, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, anticipated investments in our business, our business strategy, pending litigation, anticipated interest expense, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of these terms or other similar expressions. In making these forward-looking statements, we rely on our current expectations and projections about possible future events and financial trends that we believe may affect our business, financial condition and results of operations. We believe these judgments are reasonable, but these statements are not guarantees of any future events or financial results, and our actual results may differ materially due to a variety of important factors, many of which are beyond our control. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among other things, risks related to the following: (1) the ongoing evolution of the automotive industry; (2) the highly competitive markets in which we operate; (3) our reliance on sales to major customers; (4) changing industry and economic conditions; (5) the unique aspects of our aftermarket business; (6) pricing pressures from our original equipment manufacturer customers; (7) the foreign markets in which we operate; (8) climate change and increased scrutiny from customers, investors, regulators and other stakeholders; (9) recruitment, development, and retention of qualified personnel; (10) program launch difficulties; (11) volatility in the cost of raw materials, components, energy, transportation, and other inputs; (12) supply shortages or supplier distress leading to a disruption of our operations; (13) realization of sales from awarded business; (14) economic, political, regulatory, foreign exchange and other risks of our international operations; (15) geopolitical conditions, catastrophic events and pandemics; (16) joint venture partnerships, joint development projects and other strategic opportunities; (17) intellectual property rights; (18) work stoppages or other disruptions at our facilities; (19) realization of productivity and efficiency improvements and repositioning projects; (20) warranty claims, product recalls, field actions or product liability actions; (21) litigation, government proceedings and other contingencies and uncertainties; (22) environmental matters and liabilities; (23) third-party licensing arrangements; (24) information technology and data privacy considerations, including cybersecurity and other security concerns; (25) our substantial indebtedness and restrictive covenants related to such indebtedness; (26) tax considerations; (27) our ability to raise capital; (28) our pension funding obligations; (29) concentration of ownership of our equity securities; or (30) payment of dividends and share repurchases. For a further discussion of these and other risks, refer to Part I, Item 1A. "Risk Factors" of our 2024 Form 10-K.
You should read this Quarterly Report and the documents that we reference herein completely and with the understanding that our actual future results may be materially different from those envisioned by these forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances, or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2025, the net fair value of all financial instruments with exposure to currency risk was $21 million. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be $276 million and $(259) million, respectively, as of March 31, 2025, exchange rates. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
There have been no other material changes to the Company’s quantitative and qualitative disclosures about interest rate or commodity price risks as disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, in our 2024 Form 10-K.

Item 4. Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various lawsuits, claims, and proceedings incident to the operation of our businesses, including those pertaining to product liability, product safety, environmental, safety and health, intellectual property, employment, commercial and contractual matters, and various other matters. Although the outcome of any such lawsuit, claim or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to us, we do not currently believe that such lawsuits, claims, or proceedings will have a material adverse effect on our financial position, results of operations or cash flows. We accrue for potential liabilities in a manner consistent with accounting principles generally accepted in the United States. Accordingly, we accrue for a liability when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.
For additional information regarding our legal proceedings, see the discussion under Note 19, Commitments and Contingencies of the Notes to the Consolidated Interim Financial Statements, which is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors
There have been no material changes to the risks described under "Risk Factors” in our 2024 Form 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our 2024 Form 10-K. These factors could materially adversely affect our business, financial condition, or results of operations, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 4, 2024, the Board of Directors authorized a $250 million share repurchase program valid from January 1, 2025, until December 31, 2025. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The following table summarizes our share repurchase activity for the three months ended March 31, 2025, and additional information regarding our share repurchase program:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2025 - January 31, 2025	1,060,996	9.36	1,060,996	$240,071,696
February 1, 2025 - February 28, 2025	990,312	9.54	990,312	230,621,095
March 1, 2025 - March 31, 2025	1,160,405	9.01	1,160,405	220,169,994
Total	3,211,713	$9.29	3,211,713	$220,169,994
(1) Excludes shares withheld to satisfy tax withholding obligations in connection with the vesting of equity awards.
Other than the repurchases reflected in the table above, there were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended March 31, 2025.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Trading Agreements
During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Third Amended and Restated Certificate of Incorporation of Garrett Motion Inc., dated May 29, 2024	10-Q	001-38636	3.1	07/25/2024
3.2	Fifth Amended and Restated By-Laws of Garrett Motion Inc., dated May 29, 2024	10-Q	001-38636	3.2	07/25/2024
10.1	Restatement Agreement, dated as of January 30, 2025, to the existing Credit Agreement, dated as of April 30, 2021, among Garrett Motion Inc., Garrett LX I S.à r.l., Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-38636	10.1	1/31/2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Interim Statements of Operations, (ii) the Consolidated Interim Statements of Comprehensive Income, (iii) the Consolidated Interim Balance Sheets, (iv) the Consolidated Interim Statements of Cash Flows, (v) the Consolidated Interim Statements of Equity (Deficit) and (vi) Notes to the Consolidated Interim Financial Statements
						*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: May 1, 2025	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: May 1, 2025	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer