Form 10-Q
period 2025-06-30
Garrett Motion Inc.
filed 2025-07-24
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of July 18, 2025, the registrant had 201,575,459 shares of Common Stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions, except per share amounts)
Net sales (Note 3)	$913	$890	$1,791	$1,805
Cost of goods sold	732	705	1,431	1,448
Gross profit	181	185	360	357
Selling, general and administrative expenses	59	61	118	125
Other expense, net	1	3	8	4
Interest expense	25	62	54	93
Gain on sale of equity investment (Note 22)	—	(27)	—	(27)
Non-operating income, net	(6)	(1)	(7)	(6)
Income before taxes	102	87	187	168
Tax expense (Note 5)	15	23	38	38
Net income	$87	$64	$149	$130

Earnings per common share
Basic	$0.43	$0.29	$0.73	$0.56
Diluted	0.42	0.28	0.72	0.56

Weighted average common shares outstanding
Basic	202,672,945	224,321,948	203,886,530	230,493,039
Diluted	205,255,033	225,898,814	206,433,975	232,455,083
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net income	$87	$64	$149	$130
Foreign exchange translation adjustment	(59)	—	(88)	18
Defined benefit pension plan adjustment, net of tax	—	2	—	3
Changes in fair value of effective cash flow hedges, net of tax (Note 16)	17	(2)	19	1
Changes in fair value of net investment hedges, net of tax (Note 16)	(128)	8	(163)	27
Total other comprehensive (loss) income, net of tax	(170)	8	(232)	49
Comprehensive (loss) income	$(83)	$72	$(83)	$179
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

	June 30, 2025	December 31, 2024
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$232	$125
Restricted cash	1	1
Accounts, notes and other receivables – net (Note 6)	721	687
Inventories – net (Note 8)	287	286
Other current assets	122	94
Total current assets	1,363	1,193
Investments and long-term receivables	11	10
Property, plant and equipment – net	458	449
Goodwill	193	193
Deferred income taxes	241	207
Other assets (Note 9)	137	224
Total assets	$2,403	$2,276
LIABILITIES
Current liabilities:
Accounts payable	$1,005	$972
Current maturities of long-term debt (Note 14)	7	7
Accrued liabilities (Note 11)	307	299
Total current liabilities	1,319	1,278
Long-term debt (Note 14)	1,460	1,464
Deferred income taxes	56	25
Other liabilities (Note 12)	380	182
Total liabilities	$3,215	$2,949
COMMITMENTS AND CONTINGENCIES (Note 19)
EQUITY (DEFICIT)
Common Stock, par value $0.001; 1,000,000,000 and 1,000,000,000 shares authorized, 242,405,426 and 240,987,329 issued and 201,727,919 and 206,387,938 outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid–in capital	1,226	1,213
Retained deficit	(1,517)	(1,653)
Accumulated other comprehensive (loss) income (Note 17)	(159)	73
Treasury Stock, at cost; 40,677,507 and 34,599,391 shares as of June 30, 2025 and December 31, 2024, respectively (Note 15)	(362)	(306)
Total deficit	(812)	(673)
Total liabilities and deficit	$2,403	$2,276
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Cash flows from operating activities:
Net income	$149	$130
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(3)	14
Depreciation	45	44
Amortization of deferred issuance costs	3	33
Gain on sale of equity investment	—	(27)
Foreign exchange (gain) loss	(65)	13
Stock compensation expense	13	13
Pension expense	1	1
Unrealized loss on derivatives	81	1
Other	4	3
Changes in assets and liabilities:
Accounts, notes and other receivables	8	50
Inventories	20	(24)
Other assets	(7)	17
Accounts payable	(13)	(33)
Accrued liabilities	(44)	(5)
Other liabilities	22	(20)
Net cash provided by operating activities	$214	$210
Cash flows from investing activities:
Expenditures for property, plant and equipment	(41)	(49)
Proceeds from cross-currency swap contracts	15	21
Proceeds from sale of equity investment	—	46
Net cash (used for) provided by investing activities	$(26)	$18
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt financing costs	68	794
Payments of long-term debt	(73)	(989)
Repurchases of Common Stock	(52)	(173)
Excise tax on Common Stock repurchase	(3)	—
Dividend payments	(25)	—
Payments for debt and revolving facility financing costs	(2)	(7)
Other	(2)	(9)
Net cash used for financing activities	$(89)	$(384)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	8	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	107	(161)
Cash, cash equivalents and restricted cash at beginning of the period	126	260
Cash, cash equivalents and restricted cash at end of the period	$233	$99
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$37	$27
Interest paid	46	42

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Deficit
	Shares (1)	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2024	241	$—	35	$(306)	$1,213	$(1,653)	$73	$(673)
Net income	—	—	—	—	—	62	—	62
Share repurchases	—	—	3	(30)	—	—	—	(30)
Shares issued under stock plan, net of shares withheld for employee taxes	1	—	—	(3)	—	—	—	(3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(62)	(62)
Stock-based compensation	—	—	—	—	6	—	—	6
Balance at March 31, 2025	242	$—	38	$(339)	$1,219	$(1,591)	$11	$(700)
Net income	—	—	—	—	—	87	—	87
Share repurchases	—	—	3	(22)	—	—	—	(22)
Shares issued under stock plan, net of shares withheld for employee taxes	—	—	—	(1)	—	—	—	(1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(170)	(170)
Dividends	—	—	—	—	—	(13)	—	(13)
Stock-based compensation	—	—	—	—	7	—	—	7
Balance at June 30, 2025	242	$—	41	$(362)	$1,226	$(1,517)	$(159)	$(812)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) / Income	Total Deficit
	Shares (1)	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2023	238	$—	—	$—	$1,190	$(1,922)	$(3)	$(735)
Net income	—	—	—	—	—	66	—	66
Share repurchases	—	—	12	(109)	—	—	—	(109)
Excise tax on share repurchases	—	—	—	(1)	—	—	—	(1)
Shares issued under stock plan, net of shares withheld for employee taxes	2	—	1	(5)	—	—	—	(5)
Other comprehensive income, net of tax	—	—	—	—	—	—	41	41
Stock-based compensation	—	—	—	—	8	—	—	8
Balance at March 31, 2024	240	$—	13	$(115)	$1,198	$(1,856)	$38	$(735)
Net income	—	—	—	—	—	64	—	64
Share repurchases	—	—	7	(65)	—	—	—	(65)
Excise tax on share repurchases	—	—	—	(1)	—	—	—	(1)
Shares issued under stock plan, net of shares withheld for employee taxes	1	—	—	(1)	—	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	—	—	8	8
Stock-based compensation	—	—	—	—	5	—	—	5
Balance at June 30, 2024	241	$—	20	$(182)	$1,203	$(1,792)	$46	$(725)
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
Basis of Presentation
The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited Consolidated Interim Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K, as filed with the SEC on February 20, 2025 (our “2024 Form 10-K”). The results of operations for the three and six months ended June 30, 2025 and cash flows for the six months ended June 30, 2025 should not necessarily be taken as indicative of the entire year. All amounts presented are in millions, except per share amounts.
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
Net sales by region (determined based on country of shipment) and channel is included in Note 21, Segments and Concentrations.
Contract Balances
The following table summarizes our contract assets and liabilities balances:

	2025	2024
	(Dollars in millions)
Contract assets—January 1	$40	$38
Contract assets—June 30	51	51
Change in contract assets—Increase/(Decrease)	$11	$13
Contract liabilities—January 1	$(8)	$(11)
Contract liabilities—June 30	(15)	(14)
Change in contract liabilities—Decrease/(Increase)	$(7)	$(3)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Research and development costs	$47	$46	$90	$89
Engineering-related expenses, net of customer (reimbursements) (1)	(2)	(5)	(5)	(4)
	$45	$41	$85	$85
(1)    Engineering-related expenses include customer reimbursements of $13 million and $16 million for the three months ended June 30, 2025 and 2024, respectively, and $25 million and $24 million for the six months ended June 30, 2025 and 2024, respectively.
Certain engineering expenses related to long-term supply arrangements are capitalized when defined criteria, such as the existence of a contractual guarantee for reimbursement, are met. As of June 30, 2025 and December 31, 2024, $40 million and $29 million, respectively, of such contractually reimbursable costs were capitalized. These amounts are recorded within Other current assets in the Consolidated Interim Balance Sheet.

Note 5. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Tax expense	$15	$23	$38	$38
Effective tax rate	14.7%	26.4%	20.3%	22.6%

The effective tax rates for the three months ended June 30, 2025 and 2024 were 14.7% and 26.4%, respectively. The effective tax rates for the six months ended June 30, 2025 and 2024 were 20.3% and 22.6%, respectively.

The change in the effective tax rate for the three months ended June 30, 2025 compared to the prior period is primarily related to a one-time sale of an equity interest in an unconsolidated joint venture in the prior year and a one-time benefit attributable to the revaluation of deferred tax assets in China, partially offset by an increase in U.S. taxes on international operations.

The change in the effective tax rate for the six months ended June 30, 2025 compared to the prior period is primarily related to a one-time sale of an equity interest in an unconsolidated joint venture in the prior year and a one-time benefit attributable to the revaluation of deferred tax assets in China, partially offset by an increase in U.S. taxes on international operations and additional tax reserve positions in the current year.

The effective tax rate for the three months ended June 30, 2025 was lower than the U.S. federal statutory rate of 21% as a result of a one-time benefit attributable to the revaluation of deferred tax assets in China, partially offset by U.S. taxes on international operations.

The effective tax rate for the six months ended June 30, 2025 was lower than the U.S. federal statutory rate of 21% as a result of a one-time benefit attributable to the revaluation of deferred tax assets in China, partially offset by U.S. taxes on international operations and additional tax reserve positions.

Note 6. Accounts, Notes and Other Receivables—Net

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Trade receivables	$606	$521

Notes receivable	67	96
Other receivables	53	74
	726	691
Less—Allowance for expected credit losses	(5)	(4)
	$721	$687
Trade receivables include $51 million and $40 million of unbilled customer contract asset balances as of June 30, 2025 and December 31, 2024, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. See Note 3, Revenue Recognition and Contracts with Customers.
Notes receivable is related to guaranteed bank notes without recourse that the Company receives in settlement of accounts receivables, primarily in the Asia Pacific region. See Note 7, Factoring and Notes Receivable.
Other receivables includes VAT receivables of $41 million and $50 million as of June 30, 2025 and December 31, 2024, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Eligible receivables sold without recourse	$190	$240	$342	$402
Guaranteed bank notes sold without recourse	80	52	96	52
The expenses related to the sale of trade receivables and guaranteed bank notes are recognized within Other expense, net in the Consolidated Interim Statements of Operations, and were $1 million for the three months ended June 30, 2025 and 2024, respectively, and $2 million for the six months ended June 30, 2025 and 2024, respectively.

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Receivables sold but not yet collected by the bank from the customer	$4	$6
Guaranteed bank notes sold but not yet collected by the bank from the customer	43	—
As of June 30, 2025 and December 31, 2024, the Company had no guaranteed bank notes pledged as collateral.

Note 8. Inventories—Net

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Raw materials	$231	$230
Work in process	22	18
Finished products	78	79
	331	327
Less—Reserves	(44)	(41)
	$287	$286

Note 9. Other Assets

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Advanced discounts to customers, non-current	$25	$29
Operating right-of-use assets (Note 13)	54	52
Income tax receivable	21	21
Pension and other employee related	26	23
Derivatives designated as net investment hedges (Note 16)	2	70
Designated and undesignated derivatives (Note 16)	—	20
Other	9	9
	$137	$224

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

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Supplier financing obligations outstanding with financial institutions	$76	$64
Guaranteed bank notes outstanding	154	141
Note 11. Accrued Liabilities

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Customer pricing reserve	$85	$77
Compensation, benefit and other employee related	70	74
Repositioning	11	12
Product warranties and performance guarantees - short-term (Note 19)	15	15
Income and other taxes	29	32
Customer advances and deferred income (1)	24	16
Accrued interest	13	14
Short-term lease liability (Note 13)	13	11
Accrued freight	11	9
Dividends declared	—	12
Designated and undesignated derivatives (Note 16)	22	8
Environmental reserve	5	6
Other (primarily operating expenses)	9	13
	307	299

(1)Customer advances and deferred income include $15 million and $8 million of contract liabilities as of June 30, 2025 and December 31, 2024, respectively. See Note 3, Revenue Recognition and Contracts with Customers.
The Company accrues repositioning costs related to projects to optimize its product costs and right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Interim Statements of Operations.
The following tables summarize the activity in our repositioning accrual:

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2024	$12	$—	$12
Charges	5	—	5
Usage—cash	(6)	—	(6)
Balance at June 30, 2025	$11	$—	$11

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2023	$9	$—	$9
Charges	12	—	12
Usage—cash	(12)	—	(12)
Balance at June 30, 2024	$9	$—	$9

Note 12. Other Liabilities

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Income taxes	$90	$79
Designated and undesignated derivatives (Note 16)	189	3
Pension and other employee related	18	18
Long-term lease liability (Note 13)	43	42
Advanced discounts from suppliers	2	2
Product warranties and performance guarantees – long-term (Note 19)	8	8
Environmental remediation – long term	11	10
Long-term accounts payable	3	5
Asset retirement obligation	8	8
Other	8	7
	380	182

Note 13. Leases
We have operating leases that primarily consist of real estate, machinery, and equipment. As of June 30, 2025, the Company does not have any material finance leases. Our leases have remaining lease terms of up to 13 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Operating lease cost	$5	$4	$9	$7
Short-term lease cost	1	—	1	—
Total lease cost	$6	$4	$10	$7
Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4	$3	$8	$6
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2	3	4	9
Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Other assets	$54	$52
Accrued liabilities	13	11
Other liabilities	43	42

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	6.64	6.89
Weighted-average discount rate	6.53%	6.71%

Maturities of operating lease liabilities as of June 30, 2025 were as follows:

(Dollars in millions)
2025	$9
2026	14
2027	12
2028	8
2029	5
Thereafter	18
Total lease payments	66
Less imputed interest	(10)
$56

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
As of June 30, 2025, the Company was in compliance with all covenants under the 2032 Senior Notes indenture and Credit Agreement.
The principal outstanding and carrying amounts of our long-term debt as of June 30, 2025 and December 31, 2024 are as follows:

	Due	Interest Rate	June 30, 2025	December 31, 2024
2021 Dollar Term Facility	4/30/2028	SOFR plus 275 bps	$—	$692
2025 Dollar Term Facility	1/30/2032	SOFR plus 225 bps	690	—
2032 Senior Notes	5/31/2032	7.75%	800	800
Other			1	1
Total principal outstanding			1,491	1,493
Less: unamortized deferred financing costs			(24)	(22)
Less: current portion of long-term debt			(7)	(7)
Total long-term debt			$1,460	$1,464
Separate from the Revolving Facility, the Company has a bilateral letter of credit facility with outstanding letters of credit in the amount of $8 million at June 30, 2025 and December 31, 2024, respectively. The letters of credit typically support customs arrangements and other obligations at our local affiliates.
Minimum scheduled principal repayments of long-term debt as of June 30, 2025 are as follow:

June 30, 2025
(Dollars in millions)
2025	$3
2026	7
2027	7
2028	9
2029	7
Thereafter	1,458
Total debt payments	$1,491

Note 15. Equity
Common Stock
On December 5, 2024, the Board of Directors declared a cash dividend of $0.06 per share of Common Stock, payable on January 31, 2025, to shareholders of record as of January 15, 2025. The total amount of dividends paid on January 31, 2025 amounted to $12 million.
On May 1, 2025, the Board of Directors declared a cash dividend of $0.06 per share of Common Stock, payable on June 16, 2025, to shareholders of record as of June 2, 2025. The total amount of dividends paid on June 16, 2025 amounted to $13 million.
Treasury Stock
Treasury stock represents shares of the Company's Common Stock that have been issued and subsequently repurchased by the Company or withheld to satisfy withholding tax obligations in connection with the vesting of equity awards, and that have not been retired or cancelled. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of Equity (Deficit) on the Consolidated Interim Balance Sheet. The Company

accounts for the reissuance of treasury stock using the average cost method. The Company did not reissue or retire any shares of treasury stock during the three and six months ended June 30, 2025.
Share Repurchase Program
On December 4, 2024, the Board of Directors authorized a $250 million share repurchase program valid January 1, 2025 until December 31, 2025. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. During the six months ended June 30, 2025, the Company repurchased $52 million of Common Stock, and had $198 million remaining under the share repurchase program as of that date. The repurchased shares are held as treasury stock.

Note 16. Financial Instruments and Fair Value Measures
Our credit, market, and foreign currency risk management policies are described in Note 19, Financial Instruments and Fair Value Measures, to the Consolidated Financial Statements for the year ended December 31, 2024 included in our 2024 Form 10-K. As of June 30, 2025 and December 31, 2024, we had contracts with aggregate gross notional amounts of $973 million and $928 million, respectively, to hedge foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar, and Korean Won.
Fair Value of Financial Instruments
The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

			Fair Value
	Notional Amounts		Assets			Liabilities
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024		June 30, 2025	December 31, 2024
Designated instruments:
Designated forward currency exchange contracts	$520	$331	$15	$4	(a)	$13	$6	(c)
Designated cross-currency swaps	2,040	1,515	2	82	(b)	173	—	(d)
Designated interest-rate swaps	675	—	—	—		16	—	(d)
Total designated instruments	3,235	1,846	17	86		202	6
Undesignated instruments:
Undesignated interest rate swaps	—	470	—	9	(b)	—	3	(d)
Undesignated forward currency exchange contracts	453	597	1	9	(a)	9	2	(c)
Total undesignated instruments	453	1,067	1	18		9	5
Total designated and undesignated instruments	$3,688	$2,913	$18	$104		$211	$11
(a) Recorded within Other current assets
(b) Recorded within Other assets
(c) Recorded within Accrued liabilities
(d) Recorded within Other liabilities

Cash Flow Hedges
During 2023, the Company entered into float-to-fixed interest rate swap contracts with an aggregate notional amount of $200 million and maturities in July 2024 and October 2024. The Company also entered into a float-to-fixed cross-currency swap contract comprised of an amortizing swap with an aggregate notional amount of €280 million ($300 million) and notional exchanges in June 2026, June 2027, and June 2028. The interest rate swap and cross-currency swap contracts were early settled in the second quarter of 2024, resulting in net gains of $18 million recorded to Interest expense and a $4 million loss recorded to Non-operating expense in the Consolidated Interim Statement of Operations.
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
The Company also has outstanding forward currency exchange contracts with maturities up to 18 months and an aggregate notional amount of $520 million and $331 million as of June 30, 2025 and December 31, 2024, respectively. These forward currency exchange contracts have been designated as cash flow hedges to mitigate foreign currency exposures primarily on our inventory purchases and manufacturing costs. The gains and losses on the forward currency exchange contracts are recorded in AOCI and reclassified to Cost of goods sold in the Consolidated Interim Statement of Operations when the underlying transactions are recognized in earnings.
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
Net Investment Hedges
The Company has designated cross-currency swaps with aggregate notional amounts of €1,381 million ($1,490 million) and €858 million ($965 million) as of June 30, 2025 and December 31, 2024, respectively, as net investment hedges of its Euro-denominated operations. Changes in the fair value of the net investment hedges are recorded in AOCI until the net investment is liquidated or sold. The fair values of the net investment hedges were a net liability of $123 million and a net asset of $70 million as of June 30, 2025 and December 31, 2024, respectively. No ineffectiveness has been recorded on the net investment hedges.
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
The Company also has outstanding forward currency exchange contracts with maturities generally up to 3 months and an aggregate notional amount of $453 million and $597 million as of June 30, 2025 and December 31, 2024, respectively. Changes in the fair value of the forward currency exchange contracts are recorded in Non-operating (income) expense in the Consolidated Interim Statements of Operations.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income (Loss)
The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges and net investment hedges had on OCI, AOCI and earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Cash flow hedges
Gain (loss) reclassified from AOCI to income:
Cost of goods sold	$—	$(2)	$—	$(4)
Interest expense (1)	(4)	1	(4)	(1)
Non-operating income (2)	45	(6)	64	(13)
Gain (loss) recognized in other comprehensive income (loss)	(8)	(3)	(8)	2

Net investment hedges
Gain (loss) recognized in other comprehensive income (loss)	(134)	10	(178)	33
(1) Includes a settlement loss of $3 million for the three and six months ended June 30, 2024, respectively.
(2) Includes a settlement loss of $4 million for the three and six months ended June 30, 2024, respectively.
The following table summarizes the pretax gain (loss) that changes in the fair values of derivatives not designated as hedging instruments had on earnings:

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Contract Type	Location	(Dollars in millions)
Interest rate swaps	Interest expense (1)	$—	$5	$—	$13
Forward currency exchange contracts	Non-operating income	(20)	4	(26)	13

(1) Includes settlement gain of $21 million and interest income of $8 million, partially offset by marked-to-market remeasurement losses of $24 million, for the three months ended June 30, 2024. Includes settlement gain of $21 million and interest income of $16 million, partially offset by marked-to-market remeasurement losses of $24 million, for the six months ended June 30, 2024.

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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities	$676	$693	$680	$693
2032 Senior Notes	790	833	790	810
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

Note 17. Accumulated Other Comprehensive Income
The changes in AOCI by component are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Foreign Exchange Translation Adjustment
Balance at beginning of period	$(56)	$(39)	$(27)	$(57)
Other comprehensive (loss) income before reclassifications	(59)	5	(88)	23
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from AOCI	—	(5)	—	(5)
Balance at end of period	(115)	(39)	(115)	(39)

Pension Adjustments
Balance at beginning of period	(15)	(19)	(15)	(20)
Other comprehensive income (loss) before reclassifications	—	2	—	3
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	—	—	—	—
Balance at end of period	(15)	(17)	(15)	(17)

Changes in Fair Value of Effective Cash Flow Hedges
Balance at beginning of period	(8)	1	(10)	(2)
Other comprehensive (loss) income before reclassifications	29	8	46	24
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	24	(2)	26	(6)
Amounts reclassified from AOCI	(41)	(7)	(60)	(18)
Income taxes associated with reclassifications from AOCI	5	(1)	7	1
Balance at end of period	9	(1)	9	(1)

Changes in Fair Value of Net Investment Hedges
Balance at beginning of period	90	95	125	76
Other comprehensive (loss) income before reclassifications	(133)	10	(177)	33
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	5	(2)	14	(6)
Balance at end of period	(38)	103	(38)	103

Accumulated other comprehensive (loss) income, end of period	$(159)	$46	$(159)	$46

Reclassifications from AOCI to income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Foreign Exchange Translation Adjustment
Reclassification adjustments recognized in income (1)	$—	$(5)	$—	$(5)
Amounts reclassified from AOCI	—	(5)	—	(5)

Changes in Fair Value of Effective Cash Flow Hedges
Reclassification forward currency exchange contracts to Cost of goods sold	$—	$(2)	$—	$(4)
Reclassification cross-currency swaps to Interest expense	4	1	4	(1)
Reclassification cross-currency swaps to Non-operating (income) expense	(45)	(6)	(64)	(13)
Tax effect on reclassification to income	5	(1)	7	1
Amounts reclassified from AOCI, net	(36)	(8)	(53)	(17)

Total reclassifications for the period	$(36)	$(13)	$(53)	$(22)
(1) Cumulative translation losses reclassified to Net income related to the sale of an equity interest in an unconsolidated joint venture. See Note 22 for discussion.
Note 18. Earnings Per Share
Basic earnings per share ("EPS") is computed using the weighted-average number of common shares outstanding during the period.
Diluted earnings per share is calculated based on the weighted-average number of common shares outstanding for the period plus the dilutive effect of common stock equivalents using the treasury stock method.
The details of the EPS calculations for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions except per share)
Basic earnings per share:
Net income	$87	$64	$149	$130
Weighted average common shares outstanding – Basic	202,672,945	224,321,948	203,886,530	230,493,039
EPS – Basic	$0.43	$0.29	$0.73	$0.56

Diluted earnings per share:
Weighted average common shares outstanding – Basic	202,672,945	224,321,948	203,886,530	230,493,039
Dilutive effect of unvested RSUs and other contingently issuable shares	2,582,088	1,576,866	2,547,445	1,962,044
Weighted average common shares outstanding – Diluted	205,255,033	225,898,814	206,433,975	232,455,083
EPS – Diluted	$0.42	$0.28	$0.72	$0.56

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
Brazilian Tax Matter
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits between January 2017 and February 2020. The estimated total amount of the loss contingency arising from this matter as of June 30, 2025 was $25 million, including penalties and interest. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Warranty and product performance guarantees at beginning of period	$22	$26	$23	$27
Accruals for warranties/guarantees issued during the period	4	2	6	5
Settlement of warranty/guarantee claims	(5)	(3)	(8)	(6)
Foreign currency translation	2	—	2	(1)
Warranty and product performance guarantees at end of period	$23	$25	$23	$25
Other Commitments and Contingencies
We are subject to other lawsuits, investigations, and disputes arising out of the conduct of our business, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employment and employee benefit plans, intellectual property, and environmental, health and safety matters. We recognize a liability for any contingency that is probable of occurring and reasonably estimable. We regularly assess the likelihood of adverse judgments or outcomes in these matters, as well as potential ranges of possible losses (taking into consideration any insurance recoveries), based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts.

Note 20. Pension Benefits
We sponsor several funded U.S. and non-U.S. defined benefit pension plans. Significant plans outside the U.S. are in Switzerland and Ireland. Other pension plans outside the U.S. are not material to the Company, either individually or in the aggregate.

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2025. We expect to make contributions of cash and/or marketable securities of approximately $5 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2025, of which $2 million has been contributed as of June 30, 2025.
Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plans		Non-U.S. Plan		U.S. Plans		Non-U.S. Plan
	2025	2024	2025	2024	2025	2024	2025	2024
	(Dollars in millions)
Service cost	$—	$—	$2	$2	$—	$—	$4	$3
Interest cost	2	2	1	1	4	4	2	3
Expected return on plan assets	(2)	(2)	(2)	(2)	(4)	(4)	(4)	(4)
Amortization of prior service (credit)	—	—	—	—	—	—	(1)	(1)
Total	$—	$—	$1	$1	$—	$—	$1	$1
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
Sales concentration - Net sales by region (determined based on country of shipment) and product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
United States	$178	$174	$354	$352
Europe
United Kingdom	92	80	177	164
Rest of Europe	369	354	709	739
Asia
China	151	161	304	319
Rest of Asia	99	102	203	196
Other International	24	19	44	35
	$913	$890	$1,791	$1,805

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Diesel	$217	$220	$425	$461
Gas	398	375	801	763
Commercial Vehicle	170	161	325	322
Aftermarket	111	121	209	233
Other	17	13	31	26
	$913	$890	$1,791	$1,805
The table below provides segment information about the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net sales	$913	$890	$1,791	$1,805
Less:
Material costs	513	517	1,014	1,054
Variable manufacturing costs (1)	123	95	221	191
Fixed manufacturing costs (2)	51	52	110	118
Research, development and engineering costs	45	41	85	85
Selling, general and administrative costs	59	61	118	125
Interest expense	25	62	54	93
Income tax expense	15	23	38	38
Other segment items (3)	(5)	(25)	2	(29)
Consolidated net income	$87	$64	$149	$130
(1) Variable manufacturing costs include freight, duties, direct and indirect labor costs, repairs and maintenance, repositioning costs and variable overhead costs.
(2) Fixed manufacturing costs include depreciation and amortization, rent, overhead labor costs, utilities and other fixed costs.
(3) Other segment items consist of gain on sale of equity interest in unconsolidated joint venture, non-service components of net periodic pension expense, interest income, equity income and other non-operating income items (if any).
The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company had capital expenditures of $15 million and $17 million for the three months ended June 30, 2025 and 2024, respectively, and $41 million and $49 million for the six months ended June 30, 2025 and 2024, respectively.

Note 22. Acquisitions and Divestitures

On April 3, 2024, the Company divested its equity interest in an unconsolidated joint venture for approximately $58 million, subject to customary debt and working capital adjustments. We received cash consideration on the divestiture date of $46 million, with an additional $7 million to be received in equal installments due twelve months and thirty-six months from the divestiture date. A pre-tax gain of $27 million was recognized related to this divestiture, including $5 million of cumulative translation losses reclassified from AOCI to Net income. Transaction fees of $1 million were incurred in connection with the divestiture and are included in Selling, general, and administrative expenses in our Consolidated Interim Statement of Operations.

Note 23. Subsequent Events

On July 4, 2025, the United States enacted H.R. 1, comprehensive legislation that introduced changes to federal tax law, among other things. The Company is currently evaluating the implications of the new tax law and the impact on its Consolidated Interim Financial Statements.

On July 24, 2025, the Board of Directors declared a cash dividend of $0.06 per share of Common Stock, payable on September 16, 2025, to shareholders of record as of September 2, 2025.

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
The following MD&A is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the three and six months ended June 30, 2025.
Executive Summary
During the second quarter of 2025, we continued to navigate macro-economical challenges. Increased demand in light vehicle gasoline, primarily driven by new program launches in Europe, North America and India, was offset by declines in light vehicle volumes, particularly in Europe, and decreased demand for replacement parts in North America. Our sustainable cost measures implemented in the prior year, along with our effective recoveries on enacted import tariffs and a favorable foreign exchange environment, enabled us to achieve Net income of $87 million and Adjusted EBIT of $124 million for the quarter.

We continue to have success across our differentiated technologies by winning business across our turbo and zero emission technologies offerings. We have secured ongoing business through the extension of light vehicle programs, and won a significant E-Turbo program in Europe. We have been awarded serial production for our Fuel cell compressor by a leading Asian OEM. Additionally, we received positive testing feedback on the application of our E-Cooling Compressor, laying the foundation for future business growth.
For the three months ended June 30, 2025, we repurchased $22 million of Common Stock under our share repurchase program. As of June 30, 2025, we had $198 million of the authorized amount remaining under our share repurchase program.
On May 1, 2025, the Board of Directors declared a cash dividend of $0.06 per share of Common Stock, payable on June 16, 2025, to shareholders of record as of June 2, 2025. The total amount of dividends paid on June 16, 2025 amounted to $13 million.
Disaggregated Revenue
The following tables show our revenues by geographic region and product line for the three and six months ended June 30, 2025 and 2024, respectively.
By Region

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(Dollars in millions)
United States	$178	20%	$174	19%	$354	20%	$352	19%
Europe	461	50%	434	49%	886	49%	903	50%
Asia	250	27%	263	30%	507	28%	515	29%
Other	24	3%	19	2%	44	3%	35	2%
Total	$913		$890		$1,791		$1,805

By Product Line

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(Dollars in millions)
Diesel	$217	24%	$220	25%	$425	24%	$461	26%
Gas	398	43%	375	42%	801	45%	763	42%
Commercial Vehicle	170	19%	161	18%	325	18%	322	18%
Aftermarket	111	12%	121	14%	209	11%	233	13%
Other	17	2%	13	1%	31	2%	26	1%
Total	$913		$890		$1,791		$1,805

Results of Operations for the Three and Six Months Ended June 30, 2025
Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net sales	$913	$890	$1,791	$1,805
% change compared with prior period	2.6%		(0.8)%
For the three months ended June 30, 2025, net sales compared to the prior period increased by $23 million or 3% (including a favorable impact of $23 million or 3% due to foreign currency translation primarily driven by higher Euro-to-U.S. dollar exchange rates). This increase was driven by foreign currency impacts and recoveries on newly enacted import tariffs. Strong demand for gasoline and commercial vehicle applications was more than offset by weaker demand for replacement parts on aftermarket sales and diesel products.
Gasoline product sales increased by $23 million or 6% (including a favorable impact of $9 million or 2% due to foreign currency translation), primarily driven by new application launches and program ramp-ups in Europe, North America and India.
Diesel product sales decreased by $3 million or 1% (including a favorable impact of $8 million or 4% due to foreign currency translation), primarily driven by passenger vehicles in Europe transitioning to gasoline hybrids, partially offset by sustained demand for pickup trucks in North and South America.
Commercial vehicle sales increased by $9 million or 6% (including a favorable impact of $3 million or 2% due to foreign currency translation), primarily driven by recovering demand in off-highway across Europe, North America and China as well as the launch of a new on-highway program in Europe.
Aftermarket sales decreased by $10 million or 8% (including a favorable impact of $2 million or 2% due to foreign currency translation), primarily due to softer demand for off-highway replacement parts in North America. The decrease was partially offset by stronger demand for replacement parts through the independent aftermarket channels in Europe, China, South America and India.

For the six months ended June 30, 2025, net sales compared to the prior period decreased by $14 million or 1% (including a favorable impact of $2 million or 0% due to foreign currency translation, primarily driven by fluctuations in global exchange rates). This decrease was mainly driven by soft demand in diesel and replacement parts on aftermarket sales, partially offset by higher demand for gasoline and commercial vehicle applications, recoveries on newly enacted import tariffs, and favorable foreign exchange impacts. Net sales further decreased due to price, net of inflation pass-through driven by commodity deflation.
Gasoline product sales increased by $38 million or 5% (including an unfavorable impact of $1 million or 0% due to foreign currency translation) driven by new application launches and program ramp-ups in Europe, North America and India.
Diesel product sales decreased by $36 million or 8% (including a favorable impact of $2 million or 0% due to foreign currency translation), primarily driven by passenger vehicles in Europe pursuing transition to gasoline hybrids, partially offset by sustained demand for pickup trucks in North and South America.
Commercial vehicle sales increased by $3 million or 1% (including a favorable impact of $1 million or 0% due to foreign currency translation), primarily driven by recovering demand in off-highway across Europe, North America and China as well as the launch of a new on-highway program in Europe.
Aftermarket sales decreased by $24 million or 10% (with no impact from foreign currency translation), primarily due to softer demand for off-highway replacement parts in North America.
Cost of Goods Sold and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Cost of goods sold	$732	$705	$1,431	$1,448
% change compared with prior period	3.8%		(1.2)%
Gross profit percentage	19.8%	20.8%	20.1%	19.8%

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the three months ended June 30, 2024	$705	$185
Increase/(decrease) due to:
Volume	3	1
Product mix	6	(25)
Price, net of inflation pass-through	—	(2)
Commodity, transportation & energy inflation	(4)	4
Productivity, net	(8)	9
Enacted import tariffs	15	(1)
Research & development	(1)	1
Foreign exchange rate impacts	16	9
Cost of Goods Sold / Gross Profit for the three months ended June 30, 2025	$732	$181

For the three months ended June 30, 2025, cost of goods sold increased by $27 million, primarily driven by $16 million from foreign currency impacts, $15 million from the impact of newly enacted import tariffs, $6 million due to unfavorable product mix and $3 million of higher sales volumes. These increases were partially offset by $8 million of productivity net of labor inflation, $4 million of commodity, transportation and energy deflation, and $1 million of lower R&D costs.
For the three months ended June 30, 2025, gross profit decreased by $4 million, primarily driven by $25 million of unfavorable product mix, and $2 million of pricing, net of inflation pass-through. These decreases were partially offset by $9 million from foreign currency impacts, $9 million of productivity, net of labor inflation, $4 million of commodity, transportation and energy deflation, $1 million from higher sales volumes, and $1 million of lower R&D costs. We also saw a $1 million impact to gross profit from newly enacted import tariffs due to the timing of negotiated recoveries.

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the six months ended June 30, 2024	$1,448	$357
Increase/(decrease) due to:
Volume	(12)	(6)
Product mix	12	(32)
Price, net of inflation pass-through	—	2
Commodity, transportation & energy inflation	(13)	13
Productivity, net	(24)	25
Enacted import tariffs	19	(1)
Research & development	(1)	1
Foreign exchange rate impacts	2	1
Cost of Goods Sold / Gross Profit for the six months ended June 30, 2025	$1,431	$360
For the six months ended June 30, 2025, cost of goods sold decreased by $17 million, primarily driven by $24 million of productivity net of labor inflation, $13 million of commodity, transportation and energy deflation, $12 million of lower sales volumes and $1 million of lower R&D costs. These decreases were partially offset by $19 million of higher cost of goods sold due to the impact of newly enacted import tariffs, $12 million from unfavorable product mix and $2 million of foreign currency impact.
For the six months ended June 30, 2025, gross profit increased by $3 million, primarily driven by $25 million of productivity, net of labor inflation, $13 million of commodity, transportation and energy deflation, $2 million of pricing, net of inflation pass-through, $1 million of lower R&D costs and $1 million of foreign currency impact. These increases were partially offset by $32 million from unfavorable product mix and $6 million of lower sales volumes. We also saw a $1 million impact to gross profit from newly enacted import tariffs due to the timing of negotiated recoveries.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Selling, general and administrative expense	$59	$61	$118	$125
% of sales	6.5%	6.9%	6.6%	6.9%
Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2025, decreased by $2 million compared with the prior period, primarily driven by $3 million lower personnel costs partially offset by $2 million of unfavorable foreign currency impact.
SG&A expenses for the six months ended June 30, 2025, decreased by $7 million compared with the prior period, primarily driven by $4 million lower personnel costs and $2 million of lower legal fees.
Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
			(Dollars in millions)
Other expense, net	$1	$3	$8	$4
Other expense, net for the three months ended June 30, 2025 decreased by $2 million compared to the prior period, primarily due to professional fees incurred in the prior year associated with our 2032 Senior Notes.
Other expense, net for the six months ended June 30, 2025 increased by $4 million compared to the prior period, primarily driven by $6 million in professional fees related to our Restatement Agreement partially offset by $2 million of professional fees associated with our 2032 Senior Notes in the prior year.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Interest expense	$25	$62	$54	$93

For the three months ended June 30, 2025, interest expense decreased by $37 million compared to the prior period. This decrease was primarily due to a $29 million reduction in debt issuance cost amortization, driven by accelerated amortization in the prior year, and $8 million in lower interest expense resulting from a change in the notional amount of debt outstanding during the period. Additionally, we recorded net gains of $4 million on designated and undesignated interest rate derivatives, consistent with the prior year's net gains of $4 million.

For the six months ended June 30, 2025, interest expense decreased by $39 million compared to the prior period. This decrease was primarily due to a $30 million reduction in debt issuance cost amortization, driven by accelerated amortization in the prior year, and $18 million of lower interest expense resulting from a change in the notional amount of debt outstanding during the period. In addition, we recorded net gains of $4 million on our designated and undesignated interest derivatives in the current year, in comparison to net gains of $14 million in the prior year.

Non-Operating Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Non-operating income, net	$(6)	$(1)	$(7)	$(6)
For the three months ended June 30, 2025, we had non-operating income of $6 million versus $1 million in the prior period. The increase in non-operating income was primarily driven by foreign exchange transactional gains.
For the six months ended June 30, 2025, we had non-operating income of $7 million versus $6 million in the prior period. The increase in non-operating income was primarily driven by $2 million in foreign exchange transactional gains and $1 million of lower other non-operating expense, partially offset by lower equity income of $2 million due to the prior year sale of an equity interest in an unconsolidated joint venture.
Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Tax expense	$15	$23	$38	$38
Effective tax rate	14.7%	26.4%	20.3%	22.6%

The effective tax rates for the three months ended June 30, 2025 and 2024 were 14.7% and 26.4%, respectively. The effective tax rates for the six months ended June 30, 2025 and 2024 were 20.3% and 22.6%, respectively.
The change in the effective tax rate for the three months ended June 30, 2025, compared to the prior period is primarily related to a one-time sale of an equity interest in an unconsolidated joint venture in the prior year and a one-time benefit attributable to the revaluation of deferred tax assets in China, partially offset by an increase in U.S. taxes on international operations.

The change in the effective tax rate for the six months ended June 30, 2025, compared to the prior period is primarily related to a one-time sale of an equity interest in an unconsolidated joint venture in the prior year and a one-time benefit attributable to the revaluation of deferred tax assets in China, partially offset by an increase in U.S. taxes on international operations and additional tax reserve positions in the current year.

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

On July 4, 2025, the United States enacted H.R. 1, comprehensive legislation that introduced changes to federal tax law, among other things. We are currently evaluating the implications of the new tax law and its impact on our Consolidated Interim Financial Statements. Further enactment of legislation by jurisdictions in which we do business could also have an impact on our future effective tax rate, tax liabilities, and cash tax.

The effective tax rate can vary from quarter to quarter due to changes in the Company’s global mix of earnings, the resolution of income tax audits, changes in tax laws (including updated guidance on U.S. tax reform), deductions related to employee share-based payments, internal restructurings, and pension mark-to-market adjustments.
Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net income	$87	$64	$149	$130
Net income margin	9.5%	7.2%	8.3%	7.2%
Net income for the three months ended June 30, 2025, increased by $23 million compared with the prior period, primarily due to $37 million of lower interest expense, $8 million of lower tax expense, $2 million of lower SG&A expense, $2 million of lower other expense, net, and a $5 million increase in non-operating income. These were partially offset by $4 million of decreased gross profit and the prior year gain of $27 million on the sale of an equity interest in an unconsolidated joint venture.
Net income for the six months ended June 30, 2025, increased by $19 million compared with the prior period, primarily due to $39 million of lower interest expense, $7 million of lower SG&A expense, $3 million of higher gross margin and a $1 million increase in non-operating income. These were partially offset by $4 million of higher other expense, net and the prior year gain of $27 million on the sale of an equity interest in an unconsolidated joint venture.

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
The following table reconciles Net income under GAAP to Adjusted EBIT:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net income	$87	$64	$149	$130
Interest expense, net of interest income (1)	23	61	52	90
Tax expense	15	23	38	38
EBIT	125	148	239	258
Repositioning costs (2)	(2)	1	5	12
Foreign exchange gain on debt, net of related hedging loss	(1)	(1)	—	(1)
Factoring and notes receivables discount fees	1	1	2	2
Gain on sale of equity investment	—	(27)	—	(27)
Other non-operating income (3)	(2)	(2)	(3)	(3)
Debt refinancing and redemption costs (4)	—	2	6	2
Acquisition and divestiture expenses	3	1	6	1
Adjusted EBIT	$124	$123	$255	$244
(1)Reflects interest income of $2 million and $1 million for the three months ended June 30, 2025 and 2024, respectively, and $2 million and $3 million for the six months ended June 30, 2025 and 2024, respectively.
(2)Repositioning costs includes severance costs related to restructuring projects to improve future productivity.
(3)Reflects the non-service component of net periodic pension income.
(4)Reflects the third-party costs directly attributable to the refinancing of our term loan and revolving credit facility.

Adjusted EBIT for the Three Months Ended June 30, 2025

For the three months ended June 30, 2025, net income increased by $23 million versus the prior period as discussed above within Results of Operations for Three and Six Months Ended June 30, 2025.
Adjusted EBIT increased by $1 million compared to the prior period, driven by $11 million of foreign currency impacts, $11 million of productivity, $4 million of commodity, transportation and energy deflation, and $1 million of higher volumes. These increases were partially offset by $25 million of unfavorable product mix and $2 million of lower pricing net of inflation pass-through.
During the three months ended June 30, 2025, diesel volume declined, driven by lower industry production in Europe and Aftermarket softness in off-highway applications in North America. These volume decreases were partially offset by favorable demand in gasoline due to new application launches and program ramp-ups in Europe, North America, and India.
The increased productivity from our ability to flex our variable cost structure while driving sustained fixed cost productivity was partially offset by year-over-year labor inflation.
Gains in foreign currency from translational, transactional, and hedging effects in the three months ended June 30, 2025, primarily driven by a higher Euro-to-U.S. dollar versus the prior period, accounted for a $11 million increase in Adjusted EBIT.
Adjusted EBIT for the Six Months Ended June 30, 2025

For the six months ended June 30, 2025, net income increased by $19 million versus the prior period as discussed above within Results of Operations for Three and Six Months Ended June 30, 2025.
Adjusted EBIT increased by $11 million compared to the prior year, mainly from $29 million of operational productivity, net of labor inflation and repositioning costs, $13 million of commodity, transportation, and energy deflation, $4 million of favorable foreign exchange impacts and $2 million price net of inflation pass through. These increases were partially offset by $32 million unfavorable product mix and $6 million of lower sales volume from diesel and aftermarket products.
During the six months ended June 30, 2025, diesel volume declined, driven by impact of lower industry production mainly in Europe and Aftermarket Off-highway applications in North America. These volume decreases were partially offset by favorable demand in gasoline driven by new application launches and program ramp-ups in Europe, North America and India.
The increased productivity from our ability to flex our variable cost structure while driving sustained fixed cost productivity was partially offset by year-over-year labor inflation.

Liquidity and Capital Resources
Overview

	June 30, 2025	December 31, 2024
	(Dollars in millions)
Cash and cash equivalents	$232	$125
Restricted cash	1	1
Revolving Facility - available borrowing capacity	630	600
Revolving Facility - borrowings or letters of credit outstanding	—	—
Term Loan Facilities - principal outstanding	690	692
Senior Notes - principal outstanding	800	800
Bilateral letter of credit facility - utilized capacity	8	8
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
Share Repurchase Program
On December 4, 2024, the Board of Directors authorized a $250 million share repurchase program valid from January 1, 2025, until December 31, 2025. During the six months ended June 30, 2025, the Company repurchased $52 million of Common Stock, with $198 million remaining under the share repurchase program as of that date. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the share repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. For more information, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Cash Flow Summary for the Six Months Ended June 30, 2025

	Six Months Ended June 30,
	2025	2024
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$214	$210
Investing activities	(26)	18
Financing activities	(89)	(384)
Effect of exchange rate changes on cash and restricted cash	8	(5)
Net increase (decrease) in cash, cash equivalents and restricted cash	$107	$(161)
Cash provided by operating activities increased by $4 million for the six months ended June 30, 2025, versus the prior year. The increase was primarily driven by $22 million of favorable impacts from working capital changes and $19 million of higher net income, partially offset by a decrease of $16 million of non-cash charges, as well as $21 million of unfavorable impacts from changes in other assets and liabilities.
Cash flow used for investing activities decreased by $44 million for the six months ended June 30, 2025, compared to the same period in the prior year. The decrease was primarily driven by $46 million in proceeds from the sale of our unconsolidated joint venture realized in the prior year, along with $6 million in reduced proceeds from the cross currency swap. These impacts were partially offset by $8 million in lower capital expenditures on property, plant and equipment.
Cash used for financing activities was $89 million for the six months ended June 30, 2025, compared with $384 million in the prior year. During the six months ended June 30, 2025, we made debt repayments of $73 million, payments of $52 million for the repurchase of Common Stock under our share repurchase program and payments of $25 million for dividends on our Common Stock. These payments were partially offset by proceeds of $68 million from the Credit Facilities.
In comparison, cash used for financing activities was $384 million for the six months ended June 30, 2024 primarily driven by aggregate debt repayments of $989 million on our term loan facilities. We also made payments of $173 million for Common Stock repurchases, $7 million for debt issuance costs and $9 million for other financing activities. These payments were partially offset by proceeds of $794 million, net of deferred financing costs, from the issuance of our 2032 Senior Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2025, the net fair value of all financial instruments with exposure to currency risk was $177 million. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be $288 million and $(265) million, respectively, as of June 30, 2025, exchange rates. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 4, 2024, the Board of Directors authorized a $250 million share repurchase program valid from January 1, 2025, until December 31, 2025. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The following table summarizes our share repurchase activity for the three months ended June 30, 2025, and additional information regarding our share repurchase program:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2025 – April 30, 2025	1,465,679	8.47	1,465,679	$207,749,711
May 1, 2025 – May 31, 2025	49,907	9.95	49,907	207,253,171
June 1, 2025 – June 30, 2025	875,714	10.22	875,714	198,305,673
Total	2,391,300	$9.14	2,391,300	$198,305,673
(1) Excludes shares withheld to satisfy tax withholding obligations in connection with the vesting of equity awards.
Other than the repurchases reflected in the table above, there were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended June 30, 2025.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Trading Agreements
During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Interim Statements of Operations, (ii) the Consolidated Interim Statements of Comprehensive Income, (iii) the Consolidated Interim Balance Sheets, (iv) the Consolidated Interim Statements of Cash Flows, (v) the Consolidated Interim Statements of Equity (Deficit) and (vi) Notes to the Consolidated Interim Financial Statements
*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: July 24, 2025	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: July 24, 2025	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer