Form 10-Q
period 2025-09-30
Garrett Motion Inc.
filed 2025-10-23
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of October 17, 2025, the registrant had 194,482,518 shares of Common Stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions, except per share amounts)
Net sales (Note 3)	$902	$826	$2,693	$2,631
Cost of goods sold	716	660	2,147	2,108
Gross profit	186	166	546	523
Selling, general and administrative expenses	57	53	175	178
Other expense, net	1	1	9	5
Interest expense	29	37	83	130
Gain on sale of equity investment (Note 22)	—	—	—	(27)
Non-operating income, net	(3)	(1)	(10)	(7)
Income before taxes	102	76	289	244
Tax expense (Note 5)	25	24	63	62
Net income	$77	$52	$226	$182

Earnings per common share
Basic	$0.39	$0.24	$1.12	$0.80
Diluted	0.38	0.24	1.10	0.80

Weighted average common shares outstanding
Basic	198,668,143	217,283,749	202,127,953	226,057,803
Diluted	202,194,334	218,403,681	205,130,616	227,649,747
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net income	$77	$52	$226	$182
Foreign exchange translation adjustment	3	(30)	(85)	(12)
Defined benefit pension plan adjustment, net of tax	—	1	—	4
Changes in fair value of effective cash flow hedges, net of tax (Note 16)	5	4	24	5
Changes in fair value of net investment hedges, net of tax (Note 16)	5	(31)	(158)	(4)
Total other comprehensive income (loss), net of tax	13	(56)	(219)	(7)
Comprehensive income (loss)	$90	$(4)	$7	$175
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

	September 30, 2025	December 31, 2024
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$230	$125
Restricted cash	2	1
Accounts, notes and other receivables – net (Note 6)	719	687
Inventories – net (Note 8)	320	286
Other current assets	109	94
Total current assets	1,380	1,193
Investments and long-term receivables	11	10
Property, plant and equipment – net	452	449
Goodwill	193	193
Deferred income taxes	247	207
Other assets (Note 9)	153	224
Total assets	$2,436	$2,276
LIABILITIES
Current liabilities:
Accounts payable	$1,022	$972
Current maturities of long-term debt (Note 14)	7	7
Accrued liabilities (Note 11)	330	299
Total current liabilities	1,359	1,278
Long-term debt (Note 14)	1,460	1,464
Deferred income taxes	54	25
Other liabilities (Note 12)	376	182
Total liabilities	$3,249	$2,949
COMMITMENTS AND CONTINGENCIES (Note 19)
EQUITY (DEFICIT)
Common Stock, par value $0.001; 1,000,000,000 and 1,000,000,000 shares authorized, 242,502,188 and 240,987,329 issued and 195,105,105 and 206,387,938 outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid–in capital	1,232	1,213
Retained deficit	(1,452)	(1,653)
Accumulated other comprehensive (loss) income (Note 17)	(146)	73
Treasury Stock, at cost; 47,397,083 and 34,599,391 shares as of September 30, 2025 and December 31, 2024, respectively (Note 15)	(447)	(306)
Total deficit	(813)	(673)
Total liabilities and deficit	$2,436	$2,276
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Cash flows from operating activities:
Net income	$226	$182
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	(8)	16
Depreciation	70	67
Amortization of deferred issuance costs	5	35
Gain on sale of equity investment	—	(27)
Foreign exchange gain	(66)	(10)
Stock compensation expense	19	17
Pension expense	1	1
Unrealized loss on derivatives	75	39
Other	10	2
Changes in assets and liabilities:
Accounts, notes and other receivables	4	110
Inventories	(17)	(10)
Other assets	(14)	2
Accounts payable	(2)	(154)
Accrued liabilities	(10)	8
Other liabilities	21	(1)
Net cash provided by operating activities	$314	$277
Cash flows from investing activities:
Expenditures for property, plant and equipment	(51)	(69)
Proceeds from cross-currency swap contracts	21	24
Proceeds from sale of equity investment	3	46
Net cash (used for) provided by investing activities	$(27)	$1
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt financing costs	80	794
Payments of long-term debt	(87)	(991)
Repurchases of Common Stock	(136)	(226)
Excise tax on Common Stock repurchase	(3)	—
Dividend payments	(36)	—
Payments for debt and revolving facility financing costs	(2)	(7)
Other	(3)	(9)
Net cash used for financing activities	$(187)	$(439)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	6	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	106	(163)
Cash, cash equivalents and restricted cash at beginning of the period	126	260
Cash, cash equivalents and restricted cash at end of the period	$232	$97
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$50	$43
Interest paid	57	49

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Deficit
	Shares (1)	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2024	241	$—	35	$(306)	$1,213	$(1,653)	$73	$(673)
Net income	—	—	—	—	—	62	—	62
Share repurchases	—	—	3	(30)	—	—	—	(30)
Shares issued under stock plan, net of shares withheld for employee taxes	1	—	—	(3)	—	—	—	(3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(62)	(62)
Stock-based compensation	—	—	—	—	6	—	—	6
Balance at March 31, 2025	242	$—	38	$(339)	$1,219	$(1,591)	$11	$(700)
Net income	—	—	—	—	—	87	—	87
Share repurchases	—	—	3	(22)	—	—	—	(22)
Shares issued under stock plan, net of shares withheld for employee taxes	—	—	—	(1)	—	—	—	(1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(170)	(170)
Dividends	—	—	—	—	—	(13)	—	(13)
Stock-based compensation	—	—	—	—	7	—	—	7
Balance at June 30, 2025	242	$—	41	$(362)	$1,226	$(1,517)	$(159)	$(812)
Net income	—	—	—	—	—	77	—	77
Share repurchases	—	—	6	(84)	—	—	—	(84)
Excise tax on share repurchases	—	—	—	(1)	—	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	—	—	13	13
Dividends	—	—	—	—	—	(12)	—	(12)
Stock-based compensation	—	—	—	—	6	—	—	6
Balance at September 30, 2025	242	$—	47	$(447)	$1,232	$(1,452)	$(146)	$(813)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) / Income	Total Deficit
	Shares (1)	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2023	238	$—	—	$—	$1,190	$(1,922)	$(3)	$(735)
Net income	—	—	—	—	—	66	—	66
Share repurchases	—	—	12	(109)	—	—	—	(109)
Excise tax on share repurchases	—	—	—	(1)	—	—	—	(1)
Shares issued under stock plan, net of shares withheld for employee taxes	2	—	1	(5)	—	—	—	(5)
Other comprehensive income, net of tax	—	—	—	—	—	—	41	41
Stock-based compensation	—	—	—	—	8	—	—	8
Balance at March 31, 2024	240	$—	13	$(115)	$1,198	$(1,856)	$38	$(735)
Net income	—	—	—	—	—	64	—	64
Share repurchases	—	—	7	(65)	—	—	—	(65)
Excise tax on share repurchases	—	—	—	(1)	—	—	—	(1)
Shares issued under stock plan, net of shares withheld for employee taxes	1	—	—	(1)	—	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	—	—	8	8
Stock-based compensation	—	—	—	—	5	—	—	5
Balance at June 30, 2024	241	$—	20	$(182)	$1,203	$(1,792)	$46	$(725)
Net income	—	—	—	—	—	52	—	52
Repurchases of Common Stock	—	—	6	(52)	—	—	—	(52)
Excise tax on share repurchases	—	—	—	—	—	—	—	—
Shares issued under stock plan, net of shares withheld for employee taxes	—	—	—	(1)	—	—	—	(1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(56)	(56)
Stock-based compensation	—	—	—	—	4	—	—	4
Balance at September 30, 2024	241	$—	26	$(235)	$1,207	$(1,740)	$(10)	$(778)
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
Basis of Presentation
The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited Consolidated Interim Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K, as filed with the SEC on February 20, 2025 (our “2024 Form 10-K”). The results of operations for the three and nine months ended September 30, 2025 and cash flows for the nine months ended September 30, 2025 should not necessarily be taken as indicative of the entire year. All amounts presented are in millions, except per share amounts.
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
In September 2025, FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments revise the capitalization criteria for internal-use software costs and eliminate stage-based development guidance. The update is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the guidance to determine the impact on its accounting policies and disclosures.
There are no other recently issued, but not yet adopted, accounting pronouncements that are expected to have a material impact on the Company's Consolidated Interim Financial Statements and related disclosures.

Note 3. Revenue Recognition and Contracts with Customers
Disaggregated Revenue
Net sales by region (determined based on country of shipment) and channel is included in Note 21, Segments and Concentrations.
Contract Balances
The following table summarizes our contract assets and liabilities balances:

	2025	2024
	(Dollars in millions)
Contract assets—January 1	$40	$38
Contract assets—September 30	48	53
Change in contract assets—Increase/(Decrease)	$8	$15
Contract liabilities—January 1	$(8)	$(11)
Contract liabilities—September 30	(6)	(9)
Change in contract liabilities—Decrease/(Increase)	$2	$2

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Research and development costs	$46	$49	$136	$138
Engineering-related expenses, net (1)	(13)	(6)	(18)	(10)
	$33	$43	$118	$128
(1)    Engineering-related expenses are net of customer reimbursements and costs capitalized from contractual guarantees of reimbursement of $23 million and $17 million for the three months ended September 30, 2025 and 2024, respectively, and $48 million and $41 million for the nine months ended September 30, 2025 and 2024, respectively.
Certain engineering expenses related to long-term supply arrangements are capitalized when defined criteria, such as the existence of a contractual guarantee for reimbursement, are met. As of September 30, 2025 and December 31, 2024, $49 million and $29 million, respectively, of such contractually reimbursable costs were capitalized. These amounts are recorded within Other current assets and Other assets in the Consolidated Interim Balance Sheet.

Note 5. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Tax expense	$25	$24	$63	$62
Effective tax rate	24.5%	31.6%	21.8%	25.4%

The effective tax rates for the three months ended September 30, 2025 and 2024 were 24.5% and 31.6%, respectively. The effective tax rates for the nine months ended September 30, 2025 and 2024 were 21.8% and 25.4%, respectively.

The change in the effective tax rate for the three months ended September 30, 2025 compared to the prior period is primarily related to a decrease in U.S. taxes on international operations and the global mix of earnings.

The change in the effective tax rate for the nine months ended September 30, 2025 compared to the prior period is primarily related to a one-time benefit attributable to the revaluation of deferred tax assets in China.

The effective tax rate for the three months ended September 30, 2025 was higher than the U.S. federal statutory rate of 21% primarily because of U.S. taxes on international operations partially offset by lower taxes on non-U.S. earnings and global research and development benefits.

The effective tax rate for the nine months ended September 30, 2025 was higher than the U.S. federal statutory rate of 21% primarily because of U.S. taxes on international operations. This increase was partially offset by a one-time benefit attributable to the revaluation of deferred tax assets in China as well as lower taxes on non-U.S. earnings and global research and development benefits.

Note 6. Accounts, Notes and Other Receivables—Net

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Trade receivables	$608	$521

Notes receivable	55	96
Other receivables	62	74
	725	691
Less—Allowance for expected credit losses	(6)	(4)
	$719	$687
Trade receivables include $48 million and $40 million of unbilled customer contract asset balances as of September 30, 2025 and December 31, 2024, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. See Note 3, Revenue Recognition and Contracts with Customers.
Notes receivable is related to guaranteed bank notes without recourse that the Company receives in settlement of accounts receivables, primarily in the Asia Pacific region. See Note 7, Factoring and Notes Receivable.
Other receivables includes VAT receivables of $46 million and $50 million as of September 30, 2025 and December 31, 2024, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Eligible receivables sold without recourse	$191	$140	$533	$542
Guaranteed bank notes sold without recourse	61	95	157	147
The expenses related to the sale of trade receivables and guaranteed bank notes are recognized within Other expense, net in the Consolidated Interim Statements of Operations, and were $— million and $1 million for the three months ended September 30, 2025 and 2024, respectively, and $2 million and $3 million for the nine months ended September 30, 2025 and 2024, respectively.

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Receivables sold but not yet collected by the bank from the customer	$1	$6
Guaranteed bank notes sold but not yet collected by the bank from the customer	45	—
As of September 30, 2025 and December 31, 2024, the Company had no guaranteed bank notes pledged as collateral.

Note 8. Inventories—Net

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Raw materials	$253	$230
Work in process	23	18
Finished products	89	79
	365	327
Less—Reserves	(45)	(41)
	$320	$286

Note 9. Other Assets

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Advanced discounts to customers, non-current	$22	$29
Operating right-of-use assets (Note 13)	51	52
Income tax receivable	21	21
Pension and other employee related	26	23
Customer reimbursable engineering costs	23	—
Derivatives designated as net investment hedges (Note 16)	2	70
Designated and undesignated derivatives (Note 16)	—	20
Other	8	9
	$153	$224

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

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Supplier financing obligations outstanding with financial institutions	$71	$64
Guaranteed bank notes outstanding	152	141
Note 11. Accrued Liabilities

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Customer pricing reserve	$99	$77
Compensation, benefit and other employee related	78	74
Repositioning	10	12
Product warranties and performance guarantees - short-term (Note 19)	14	15
Income and other taxes	39	32

Customer advances and deferred income (1)	13	16
Accrued interest	28	14
Short-term lease liability (Note 13)	13	11
Accrued freight	9	9
Dividends payable	—	12
Designated and undesignated derivatives (Note 16)	10	8
Environmental reserve	4	6
Other (primarily operating expenses)	13	13
	330	299
(1)Customer advances and deferred income include $6 million and $8 million of contract liabilities as of September 30, 2025 and December 31, 2024, respectively. See Note 3, Revenue Recognition and Contracts with Customers.
The Company accrues repositioning costs related to projects to optimize its product costs and right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Interim Statements of Operations.
The following tables summarize the activity in our repositioning accrual:

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2024	$12	$—	$12
Charges	8	—	8
Usage—cash	(10)	—	(10)
Balance at September 30, 2025	$10	$—	$10

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2023	$9	$—	$9
Charges	16	—	16
Usage—cash	(15)	—	(15)
Balance at September 30, 2024	$10	$—	$10

Note 12. Other Liabilities

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Income taxes	$92	$79
Designated and undesignated derivatives (Note 16)	187	3
Pension and other employee related	18	18
Long-term lease liability (Note 13)	40	42
Advanced discounts from suppliers	2	2
Product warranties and performance guarantees – long-term (Note 19)	8	8
Environmental remediation – long term	11	10
Long-term accounts payable	3	5
Asset retirement obligation	8	8
Other	7	7
	376	182

Note 13. Leases
We have operating leases that primarily consist of real estate, machinery, and equipment. As of September 30, 2025, the Company does not have any material finance leases. Our leases have remaining lease terms of up to 12 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Operating lease cost	$4	$4	$13	$11
Short-term lease cost	—	—	1	—
Total lease cost	$4	$4	$14	$11
Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4	$4	$12	$10
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	1	4	10
Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Other assets	$51	$52
Accrued liabilities	13	11
Other liabilities	40	42

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	6.59	6.89
Weighted-average discount rate	6.44%	6.71%

Maturities of operating lease liabilities as of September 30, 2025 were as follows:

(Dollars in millions)
2025	$4
2026	15
2027	12
2028	8
2029	5
Thereafter	19
Total lease payments	63
Less imputed interest	(10)
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
Credit Facilities
On January 30, 2025, the Company entered into that certain Restatement Agreement (the "Restatement Agreement"), which amends and restates that certain Credit Agreement, dated as of April 30, 2021 (as amended from time to time, the "Existing Credit Agreement" and as amended and restated by the Restatement Agreement, the "Credit Agreement"), by and among the Company, Garrett Motion Holdings Inc., Garrett Motion Sàrl and Garrett LX I S.à.r.l., as borrowers (the "Borrowers"), the lenders and issuing banks part thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent. Under the Restatement Agreement, the Company refinanced in full its $692 million U.S. Dollar term loan facility (the "2021 Dollar Term Facility") under the Existing Credit Agreement with a new $692 million term loan (the "2025 Dollar Term Facility") in an aggregate principal amount of $692 million. The 2025 Dollar Term Facility will mature on January 30, 2032, and initially bore interest at a rate equal to, at the Company's option, the Adjusted Term SOFR Rate (as defined in the Restatement Agreement) plus 2.25% per annum in the case of Term Benchmark Loans (as defined in the Restatement Agreement) and the Alternate Base Rate (as defined in the Restatement Agreement) plus 1.25% per annum in the case of ABR Loans (as defined in the Restatement Agreement). On August 6, 2025, the Company entered into Amendment No. 1 (the "First Amendment") to the Restatement Agreement, which reduced the Applicable Rate (as defined in the Restatement Agreement) to the Adjusted Term SOFR Rate plus 2.00% per annum in the case of Term Benchmark Loans and the Alternate Base Rate plus 1.00% per annum in the case of ABR Loans.
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
As of September 30, 2025, the Company was in compliance with all covenants under the 2032 Senior Notes indenture and Credit Agreement.
The principal outstanding and carrying amounts of our long-term debt as of September 30, 2025 and December 31, 2024 are as follows:

	Due	Interest Rate	September 30, 2025	December 31, 2024
2021 Dollar Term Facility	4/30/2028	SOFR plus 275 bps	$—	$692
2025 Dollar Term Facility	1/30/2032	SOFR plus 200 bps	688	—
2032 Senior Notes	5/31/2032	7.75%	800	800
Other			2	1
Total principal outstanding			1,490	1,493
Less: unamortized deferred financing costs			(23)	(22)
Less: current portion of long-term debt			(7)	(7)
Total long-term debt			$1,460	$1,464
Separate from the New Revolving Facility, the Company has a bilateral letter of credit facility with outstanding letters of credit in the amount of $9 million and $8 million at September 30, 2025 and December 31, 2024, respectively. The letters of credit typically support customs arrangements and other obligations at our local affiliates.
Minimum scheduled principal repayments of long-term debt as of September 30, 2025 are as follow:

September 30, 2025
(Dollars in millions)
2025	$1
2026	7
2027	7
2028	9
2029	7
Thereafter	1,459
Total debt payments	$1,490

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
On July 24, 2025, the Board of Directors declared a cash dividend of $0.06 per share of Common Stock, payable on September 16, 2025, to shareholders of record as of September 2, 2025. The total amount of dividends paid on September 16, 2025 amounted to $11 million.
Treasury Stock
Treasury stock represents shares of the Company's Common Stock that have been issued and subsequently repurchased by the Company or withheld to satisfy withholding tax obligations in connection with the vesting of equity awards, and that have not been retired or cancelled. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of Equity (Deficit) on the Consolidated Interim Balance Sheet. The Company accounts for the reissuance of treasury stock using the average cost method. The Company did not reissue or retire any shares of treasury stock during the three and nine months ended September 30, 2025.
Share Repurchase Program
On December 4, 2024, the Board of Directors authorized a $250 million share repurchase program valid January 1, 2025 until December 31, 2025. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. During the nine months ended September 30, 2025, the Company repurchased $136 million of Common Stock, and had $114 million remaining under the share repurchase program as of that date. These repurchases include a total of 5 million shares repurchased from funds affiliated with Oaktree Capital Management, L.P., a related party, for approximately $62 million. The repurchased shares are held as treasury stock.

Note 16. Financial Instruments and Fair Value Measures
Our credit, market, and foreign currency risk management policies are described in Note 19, Financial Instruments and Fair Value Measures, to the Consolidated Financial Statements for the year ended December 31, 2024 included in our 2024 Form 10-K. As of September 30, 2025 and December 31, 2024, we had contracts with aggregate gross notional amounts of $889 million and $928 million, respectively, to hedge foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar, and Korean Won.

Fair Value of Financial Instruments
The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

			Fair Value
	Notional Amounts		Assets			Liabilities
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024		September 30, 2025	December 31, 2024
Designated instruments:
Designated forward currency exchange contracts	$465	$331	$13	$4	(a)	$8	$6	(c)
Designated cross-currency swaps	2,040	1,515	2	82	(b)	170	—	(d)
Designated interest-rate swaps	675	—	—	—	(b)	17	—	(d)
Total designated instruments	3,180	1,846	15	86		195	6
Undesignated instruments:
Undesignated interest rate swaps	—	470	—	9	(b)	—	3	(d)
Undesignated forward currency exchange contracts	424	597	1	9	(a)	2	2	(c)
Total undesignated instruments	424	1,067	1	18		2	5
Total designated and undesignated instruments	$3,604	$2,913	$16	$104		$197	$11
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
The Company also has outstanding forward currency exchange contracts with maturities up to 18 months and an aggregate notional amount of $465 million and $331 million as of September 30, 2025 and December 31, 2024, respectively. These forward currency exchange contracts have been designated as cash flow hedges to mitigate foreign currency exposures primarily on our inventory purchases and manufacturing costs. The gains and losses on the forward currency exchange contracts are recorded in AOCI and reclassified to Cost of goods sold in the Consolidated Interim Statement of Operations when the underlying transactions are recognized in earnings.
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
Net Investment Hedges
The Company has designated cross-currency swaps with aggregate notional amounts of €1,381 million ($1,490 million) and €858 million ($965 million) as of September 30, 2025 and December 31, 2024, respectively, as net investment hedges of its Euro-denominated operations. Changes in the fair value of the net investment hedges are recorded in AOCI until the net investment is liquidated or sold. The fair values of the net investment hedges were a net liability of $122 million and a net asset of $70 million as of September 30, 2025 and December 31, 2024, respectively. No ineffectiveness has been recorded on the net investment hedges.
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
The Company also has outstanding forward currency exchange contracts with maturities generally up to 3 months and an aggregate notional amount of $424 million and $597 million as of September 30, 2025 and December 31, 2024, respectively. Changes in the fair value of the forward currency exchange contracts are recorded in Non-operating (income) expense in the Consolidated Interim Statements of Operations.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income (Loss)
The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges and net investment hedges had on OCI, AOCI and earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Cash flow hedges
Gain (loss) reclassified from AOCI to income:
Cost of goods sold	$(1)	$1	$(1)	$(3)
Interest expense (1)	—	1	(4)	—
Non-operating income (2)	1	23	65	10
Gain (loss) recognized in other comprehensive income (loss)	6	(1)	(3)	1

Net investment hedges
Gain (loss) recognized in other comprehensive income (loss)	6	(35)	(171)	(2)
(1) Includes a settlement loss of $3 million for the nine months ended September 30, 2024.
(2) Includes a settlement loss of $4 million for the nine months ended September 30, 2024.
The following table summarizes the pretax gain (loss) that changes in the fair values of derivatives not designated as hedging instruments had on earnings:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Contract Type	Location	(Dollars in millions)
Interest rate swaps	Interest expense (1)	$—	$(4)	$—	$9
Forward currency exchange contracts	Non-operating income	(1)	(5)	(27)	8

(1) Includes interest income of $5 million, partially offset by marked-to-market remeasurement losses of $9 million, for the three months ended September 30, 2024. Includes settlement gain of $21 million and interest income of $21 million, partially offset by marked-to-market remeasurement losses of $33 million, for the nine months ended September 30, 2024.

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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities	$675	$687	$680	$693
2032 Senior Notes	790	839	790	810
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

Note 17. Accumulated Other Comprehensive Income
The changes in AOCI by component are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Foreign Exchange Translation Adjustment
Balance at beginning of period	$(115)	$(39)	$(27)	$(57)
Other comprehensive (loss) income before reclassifications	3	(30)	(85)	(7)
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from AOCI	—	—	—	(5)
Balance at end of period	(112)	(69)	(112)	(69)

Pension Adjustments
Balance at beginning of period	(15)	(17)	(15)	(20)
Other comprehensive income (loss) before reclassifications	—	1	—	4
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	—	—	—	—
Balance at end of period	(15)	(16)	(15)	(16)

Changes in Fair Value of Effective Cash Flow Hedges
Balance at beginning of period	9	(1)	(10)	(2)
Other comprehensive (loss) income before reclassifications	5	(33)	51	(9)
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	—	14	26	8
Amounts reclassified from AOCI	—	25	(60)	7
Income taxes associated with reclassifications from AOCI	—	(2)	7	(1)
Balance at end of period	14	3	14	3

Changes in Fair Value of Net Investment Hedges
Balance at beginning of period	(38)	103	125	76
Other comprehensive (loss) income before reclassifications	6	(35)	(171)	(2)
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	(1)	4	13	(2)
Balance at end of period	(33)	72	(33)	72

Accumulated other comprehensive (loss) income, end of period	$(146)	$(10)	$(146)	$(10)

Reclassifications from AOCI to income were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Foreign Exchange Translation Adjustment
Reclassification adjustments recognized in income (1)	$—	$—	$—	$(5)
Amounts reclassified from AOCI	—	—	—	(5)

Changes in Fair Value of Effective Cash Flow Hedges
Reclassification forward currency exchange contracts to Cost of goods sold	$1	$1	$1	$(3)
Reclassification cross-currency swaps to Interest expense	—	1	4	—
Reclassification cross-currency swaps to Non-operating (income) expense	(1)	23	(65)	10
Tax effect on reclassification to income	—	(2)	7	(1)
Amounts reclassified from AOCI, net	—	23	(53)	6

Total reclassifications for the period	$—	$23	$(53)	$1
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
The details of the EPS calculations for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions except per share)
Basic earnings per share:
Net income	$77	$52	$226	$182
Weighted average common shares outstanding – Basic	198,668,143	217,283,749	202,127,953	226,057,803
EPS – Basic	$0.39	$0.24	$1.12	$0.80

Diluted earnings per share:
Weighted average common shares outstanding – Basic	198,668,143	217,283,749	202,127,953	226,057,803
Dilutive effect of unvested RSUs and other contingently issuable shares	3,526,191	1,119,932	3,002,663	1,591,944
Weighted average common shares outstanding – Diluted	202,194,334	218,403,681	205,130,616	227,649,747
EPS – Diluted	$0.38	$0.24	$1.10	$0.80

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
Brazilian Tax Matter
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits between January 2017 and February 2020. The estimated total amount of the loss contingency arising from this matter as of September 30, 2025 was $26 million, including penalties and interest. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Warranty and product performance guarantees at beginning of period	$23	$25	$23	$27
Accruals for warranties/guarantees issued during the period	5	3	11	8
Settlement of warranty/guarantee claims	(7)	(4)	(15)	(10)
Foreign currency translation	—	1	2	—
Warranty and product performance guarantees at end of period	$21	$25	$21	$25
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

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2025. We expect to make contributions of cash and/or marketable securities of approximately $5 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2025, of which $5 million has been contributed as of September 30, 2025.
Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plans		Non-U.S. Plan		U.S. Plans		Non-U.S. Plan
	2025	2024	2025	2024	2025	2024	2025	2024
	(Dollars in millions)
Service cost	$—	$—	$2	$2	$—	$—	$5	$5
Interest cost	2	2	1	1	6	6	3	3
Expected return on plan assets	(2)	(2)	(2)	(2)	(6)	(6)	(5)	(6)
Amortization of prior service (credit)	—	—	—	—	—	—	(1)	(1)
Total	$—	$—	$1	$1	$—	$—	$2	$1
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
Sales concentration - Net sales by region (determined based on country of shipment) and product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
United States	$170	$178	$524	$530
Europe
Germany	96	76	271	250
Rest of Europe	338	300	1,049	1,029
Asia
China	167	144	471	464
Rest of Asia	97	108	300	303
Other International	34	20	78	55
	$902	$826	$2,693	$2,631

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Diesel	$201	$180	$626	$641
Gas	405	360	1,206	1,123
Commercial Vehicle	164	155	489	477
Aftermarket	116	117	325	350
Other	16	14	47	40
	$902	$826	$2,693	$2,631
The table below provides segment information about the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net sales	$902	$826	$2,693	$2,631
Less:
Material costs	500	478	1,514	1,533
Variable manufacturing costs (1)	121	87	342	279
Fixed manufacturing costs (2)	62	52	173	168
RD&E costs	33	43	118	128
Selling, general and administrative costs	57	53	175	178
Interest expense	29	37	83	130
Income tax expense	25	24	63	62
Other segment items (3)	(2)	—	(1)	(29)
Consolidated net income	$77	$52	$226	$182
(1) Variable manufacturing costs include freight, duties and tariffs, direct and indirect labor costs, repairs and maintenance, and variable overhead costs.
(2) Fixed manufacturing costs include depreciation and amortization, rent, overhead labor costs, repositioning costs, utilities and other fixed costs.
(3) Other segment items consist of gain on sale of equity interest in unconsolidated joint venture, non-service components of net periodic pension expense, interest income, equity income and other non-operating income items (if any).
The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company had capital expenditures of $10 million and $20 million for the three months ended September 30, 2025 and 2024, respectively, and $51 million and $69 million for the nine months ended September 30, 2025 and 2024, respectively.

Note 22. Acquisitions and Divestitures

On April 3, 2024, the Company divested its equity interest in an unconsolidated joint venture for approximately $58 million, subject to customary debt and working capital adjustments. We received cash consideration on the divestiture date of $46 million. An additional $7 million of deferred payments is to be received in equal installments due twelve months and thirty-six months from the divestiture date, with the first deferred payment received in 2025. A pre-tax gain of $27 million was recognized related to this divestiture, including $5 million of cumulative translation losses reclassified from AOCI to Net income. Transaction fees of $1 million were incurred in connection with the divestiture and are included in Selling, general, and administrative expenses in our Consolidated Interim Statement of Operations.

Note 23. Subsequent Events

On October 23, 2025, the Company made a voluntary early debt repayment of $50 million on its 2025 Dollar Term Facility.

Also on October 23, 2025, the Board of Directors declared a cash dividend of $0.08 per share of Common Stock, payable on December 15, 2025, to shareholders of record as of December 1, 2025.

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
The following MD&A is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the three and nine months ended September 30, 2025.
Executive Summary
During the third quarter of 2025, we continued to navigate macro-economic challenges. Increased demand in light vehicle gasoline, primarily driven by new program launches in Europe, China, India and North America, was partially offset by decreased demand for Aftermarket off-highway replacement parts in North America, resulting in unfavorable product mix. Driven by sustainable cost initiatives implemented over the last year and the current year, successful recovery of import tariffs, and a favorable foreign exchange environment, we delivered Net income of $77 million and Adjusted EBIT of $133 million for the quarter.

We continue to have success across our differentiated technologies by winning business in both turbo and zero emission offerings. We secured light vehicle turbo awards in the US, India and Brazil and continued to win commercial vehicle and industrial business across multiple regions, including turbo technology for data centers. With respect to our zero-emission offerings, we deepened our strategic collaborations with OEMs by executing additional E-Powertrain proof-of-concept initiatives. Furthermore, we received favorable feedback related to the efficiency gains for our E-Cooling oil-free compressor from mobility and industrial customers. These zero-emission technologies lay the foundation for future business growth.
For the three months ended September 30, 2025, we repurchased $84 million of Common Stock under our share repurchase program. These repurchases include a total of 5 million shares from funds affiliated with Oaktree Capital Management, L.P., a related party, for approximately $62 million. As of September 30, 2025, we had $114 million of the authorized amount remaining under our share repurchase program. The repurchased shares are held as treasury stock.
On July 24, 2025, the Board of Directors declared a cash dividend of $0.06 per share of Common Stock, payable on September 16, 2025, to shareholders of record as of September 2, 2025. The total amount of dividends paid on September 16, 2025 amounted to $11 million.
Disaggregated Revenue
The following tables show our revenues by geographic region and product line for the three and nine months ended September 30, 2025 and 2024, respectively.
By Region

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	(Dollars in millions)
United States	$170	19%	$178	22%	$524	19%	$530	20%
Europe	434	48%	376	46%	1,320	49%	1,279	49%
Asia	264	29%	252	30%	771	29%	767	29%
Other	34	4%	20	2%	78	3%	55	2%
Total	$902		$826		$2,693		$2,631

By Product Line

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	(Dollars in millions)
Diesel	$201	22%	$180	22%	$626	23%	$641	24%
Gas	405	45%	360	43%	1,206	45%	1,123	43%
Commercial Vehicle	164	18%	155	19%	489	18%	477	18%
Aftermarket	116	13%	117	14%	325	12%	350	13%
Other	16	2%	14	2%	47	2%	40	2%
Total	$902		$826		$2,693		$2,631

Results of Operations for the Three and Nine Months Ended September 30, 2025
Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net sales	$902	$826	$2,693	$2,631
% change compared with prior period	9.2%		2.4%
Net Sales for the Three Months Ended September 30, 2025
For the three months ended September 30, 2025, net sales compared to the prior period increased by $76 million or 9% (including a favorable impact of $26 million or 3% due to foreign currency translation primarily driven by higher Euro-to-U.S. dollar exchange rates). This increase was primarily related to favorable foreign currency impacts and higher demand in gasoline and diesel, partially offset by weaker demand for replacement parts on aftermarket sales and unfavorable product mix. Net sales also includes $12 million of recoveries on enacted import tariffs.
Gasoline product sales increased by $45 million or 13% (including a favorable impact of $11 million or 3% due to foreign currency translation), primarily driven by new application launches and program ramp-ups in Europe, China, India and North America.
Diesel product sales increased by $21 million or 12% (including a favorable impact of $9 million or 5% due to foreign currency translation), primarily driven by strong light commercial vehicle performance in Europe combined with sustained demand for pickup trucks in North America, South America and Southeast Asia.
Commercial vehicle sales increased by $9 million or 6% (including a favorable impact of $2 million or 2% due to foreign currency translation), primarily driven by launch of an on-highway program in Europe and partial recovery of prior year softness in the construction and agriculture industries.
Aftermarket sales decreased by $1 million or 1% (including a favorable impact of $3 million or 3% due to foreign currency translation), primarily due to softer demand for off-highway replacement parts in North America.

Net Sales for the Nine Months Ended September 30, 2025
For the nine months ended September 30, 2025, net sales compared to the prior period increased by $62 million or 2% (including a favorable impact of $28 million or 1% due to foreign currency translation, primarily driven by fluctuations in global exchange rates). This increase was primarily related to favorable foreign currency impacts and higher demand in gasoline and commercial vehicles, partially offset by weaker demand for replacement parts on aftermarket sales and weakness in light vehicle diesel in Europe. Net sales also include $30 million of recoveries on enacted import tariffs.
Gasoline product sales increased by $83 million or 7% (including a favorable impact of $10 million or 1% due to foreign currency translation), primarily driven by new application launches and program ramp-ups in Europe, North America and India.
Diesel product sales decreased by $15 million or 2% (including a favorable impact of $11 million or 2% due to foreign currency translation), primarily driven by passenger vehicles in Europe pursuing transition to gasoline hybrids, partially offset by sustained demand for pickup trucks in North America, South America and Southeast Asia.
Commercial vehicle sales increased by $12 million or 3% (including a favorable impact of $3 million or 1% due to foreign currency translation), primarily driven by launch of an on-highway program in Europe and partial recovery of prior year softness in the construction and agriculture industries.
Aftermarket sales decreased by $25 million or 7% (including a favorable impact of $3 million or 1% due to foreign currency translation), primarily driven by softer demand for off-highway replacement parts in North America.
Cost of Goods Sold and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Cost of goods sold	$716	$660	$2,147	$2,108
% change compared with prior period	8.5%		1.9%
Gross profit percentage	20.6%	20.1%	20.3%	19.9%

Cost of Goods Sold and Gross Profit for the Three Months Ended September 30, 2025

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the three months ended September 30, 2024	$660	$166
Increase/(decrease) due to:
Volume	61	28
Product mix	(9)	(28)
Price, net of inflation pass-through	—	(17)
Commodity, transportation & energy inflation	(7)	7
Productivity, net	(6)	10
Enacted import tariffs	12	—
Research & development	(6)	6
Foreign exchange rate impacts	11	14
Cost of Goods Sold / Gross Profit for the three months ended September 30, 2025	$716	$186
For the three months ended September 30, 2025, cost of goods sold increased by $56 million, primarily driven by $61 million from higher sales volumes, $12 million from enacted import tariffs and $11 million from foreign currency impacts. These increases were partially offset by $9 million of favorable product mix, $7 million of commodity, transportation and energy deflation, $6 million of productivity net of labor inflation and $6 million of lower R&D costs.
For the three months ended September 30, 2025, gross profit increased by $20 million, primarily driven by $28 million from higher sales volumes, $14 million from foreign currency impacts, $10 million from productivity net of labor inflation, $7 million from commodity, transportation and energy deflation and $6 million of lower R&D costs. These increases were partially offset by $28 million of unfavorable product mix and $17 million of pricing, net of inflation pass-through.
Cost of Goods Sold and Gross Profit for the Nine Months Ended September 30, 2025

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the nine months ended September 30, 2024	$2,108	$523
Increase/(decrease) due to:
Volume	52	22
Product mix	1	(60)
Price, net of inflation pass-through	—	(15)
Commodity, transportation & energy inflation	(20)	20
Productivity, net	(30)	35
Enacted import tariffs	31	(1)
Research & development	(7)	7
Foreign exchange rate impacts	12	15
Cost of Goods Sold / Gross Profit for the nine months ended September 30, 2025	$2,147	$546
For the nine months ended September 30, 2025, cost of goods sold increased by $39 million, primarily driven by $52 million from higher sales volumes, $31 million from enacted import tariffs, $12 million from foreign currency impacts and $1 million from unfavorable product mix. These increases were partially offset by $30 million of productivity net of labor inflation, $20 million of commodity, transportation and energy deflation and $7 million of lower R&D costs.
For the nine months ended September 30, 2025, gross profit increased by $23 million, primarily driven by $35 million of productivity, net of labor inflation, $22 million of higher sales volumes, $20 million of commodity, transportation and energy deflation, $15 million from foreign currency impacts and $7 million of lower R&D costs. These increases were partially offset by $60 million from unfavorable product mix and $15 million of price net of inflation pass through. We also had a $1 million impact to gross profit from newly enacted import tariffs due to the timing of negotiated recoveries.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Selling, general and administrative expense	$57	$53	$175	$178
% of sales	6.3%	6.4%	6.5%	6.8%
Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2025, increased by $4 million compared with the prior period, primarily driven by $4 million unfavorable foreign currency impacts and $2 million of higher bad debt expense. These increases were partially offset by a $3 million reduction in personnel costs, driven by sustainable cost measures implemented in the current and prior years.
SG&A expenses for the nine months ended September 30, 2025, decreased by $3 million compared with the prior period, primarily driven by a $5 million reduction in personnel costs related to cost measures implemented in current and prior years and $3 million of lower outsourced activities partially offset by $6 million primarily related to acquisition and divestiture expenses.
Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
			(Dollars in millions)
Other expense, net	$1	$1	$9	$5
Other expense, net for the three months ended September 30, 2025 was consistent with the prior period.
Other expense, net for the nine months ended September 30, 2025 increased by $4 million compared to the prior period, primarily driven by $6 million in third-party costs related to our Restatement Agreement partially offset by $2 million of professional fees associated with our 2032 Senior Notes in the prior year.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Interest expense	$29	$37	$83	$130

For the three months ended September 30, 2025, interest expense decreased by $8 million compared to the prior period. This decrease was primarily due to $3 million in lower interest expense resulting from the Amendment and Restatement of our Credit Agreement. Additionally, we did not record any net gains on designated and undesignated interest rate derivatives in the current year, in comparison to net gains of $5 million in the prior year.

For the nine months ended September 30, 2025, interest expense decreased by $47 million compared to the prior period. This decrease was primarily due to a $30 million reduction in debt issuance cost amortization, driven by accelerated amortization in the prior year, and $22 million of lower interest expense resulting from the Amendment and Restatement of our Credit Agreement. In addition, we recorded net gains of $4 million on our designated and undesignated interest derivatives in the current year, in comparison to net gains of $9 million in the prior year.

Non-Operating Income, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Non-operating income, net	$(3)	$(1)	$(10)	$(7)
For the three months ended September 30, 2025, we had non-operating income of $3 million versus $1 million in the prior period. The increase in non-operating income was primarily driven by higher interest income.
For the nine months ended September 30, 2025, we had non-operating income of $10 million versus $7 million in the prior period. The increase in non-operating income was primarily driven by higher foreign exchange transactional gains, partially offset by lower equity income due to the prior year sale of an equity interest in an unconsolidated joint venture.
Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Tax expense	$25	$24	$63	$62
Effective tax rate	24.5%	31.6%	21.8%	25.4%
The effective tax rates for the three months ended September 30, 2025 and 2024 were 24.5% and 31.6%, respectively. The effective tax rates for the nine months ended September 30, 2025 and 2024 were 21.8% and 25.4%, respectively.

The change in the effective tax rate for the three months ended September 30, 2025, compared to the prior period is primarily related to a decrease in U.S. taxes on international operations and the global mix of earnings.

The change in the effective tax rate for the nine months ended September 30, 2025, compared to the prior period is primarily related to a one-time benefit attributable to the revaluation of deferred tax assets in China.

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
Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net income	$77	$52	$226	$182
Net income margin	8.5%	6.3%	8.4%	6.9%

Net income for the three months ended September 30, 2025, increased by $25 million compared with the prior period, primarily due to $20 million of increased gross profit, $8 million of lower interest expense, and a $2 million increase in non-operating income. These were partially offset by $4 million of increased SG&A expense and $1 million of higher tax expense.
Net income for the nine months ended September 30, 2025, increased by $44 million compared with the prior period, primarily due to $47 million of lower interest expense, $23 million of increased gross profit, $3 million of lower SG&A expense, and a $3 million increase in non-operating income. These were partially offset by $4 million of higher other expense, net and the prior year gain of $27 million on the sale of an equity interest in an unconsolidated joint venture.

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
The following table reconciles Net income under GAAP to Adjusted EBIT:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in millions)
Net income	$77	$52	$226	$182
Interest expense, net of interest income (1)	28	37	80	127
Tax expense	25	24	63	62
EBIT	130	113	369	371
Repositioning costs (2)	3	4	8	16
Foreign exchange gain on debt, net of related hedging loss	—	—	—	(1)
Factoring and notes receivables discount fees	—	1	2	3
Gain on sale of equity investment	—	—	—	(27)
Other non-operating income (3)	(1)	(1)	(4)	(4)
Debt refinancing and redemption costs (4)	1	—	7	2
Acquisition and divestiture expenses	—	—	6	1
Adjusted EBIT	$133	$117	$388	$361
(1)Reflects interest income of $1 million and $0 million for the three months ended September 30, 2025 and 2024, respectively, and $3 million and $3 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Repositioning costs includes severance costs related to restructuring projects to improve future productivity.
(3)Reflects the non-service component of net periodic pension income.
(4)Reflects third-party costs directly attributable to the refinancing of our credit facilities and any amendments.

Adjusted EBIT for the Three Months Ended September 30, 2025

For the three months ended September 30, 2025, net income increased by $25 million versus the prior period as discussed above within Results of Operations for Three and Nine Months Ended September 30, 2025.
Adjusted EBIT increased by $16 million compared to the prior period, driven by $28 million of higher sales volumes, $11 million of productivity, net of labor inflation and higher stock based compensation, $9 million of foreign currency impacts, $7 million of commodity, transportation and energy deflation and $6 million lower R&D costs. These increases were partially offset by $28 million of unfavorable product mix and $17 million of lower pricing net of inflation pass-through.
During the three months ended September 30, 2025, we saw growth in gasoline from new application launches and program ramp-ups in Europe, China, India and North America. Volumes for diesel and commercial vehicles also increased due to higher demand in Europe and North America, and the launch of an on-highway program in Europe, respectively. Aftermarket volumes, however, showed continued softness primarily due to lower demand for off-highway replacement parts in North America. The combination of these volume dynamics, led by the strong growth in gasoline, resulted in an unfavorable product mix.
The increased productivity from our ability to flex our variable cost structure while driving sustained fixed cost productivity was partially offset by year-over-year labor inflation and higher stock based compensation.
Gains in foreign currency from translational, transactional, and hedging effects in the three months ended September 30, 2025, primarily driven by a higher Euro-to-U.S. dollar versus the prior period, accounted for a $9 million increase in Adjusted EBIT.
Adjusted EBIT for the Nine Months Ended September 30, 2025

For the nine months ended September 30, 2025, net income increased by $44 million versus the prior period as discussed above within Results of Operations for Three and Nine Months Ended September 30, 2025.
Adjusted EBIT increased by $27 million compared to the prior year, mainly from $40 million of productivity, net of labor inflation and higher stock based compensation, $22 million of higher sales volumes from gasoline and commercial vehicles, $20 million of commodity, transportation, and energy deflation, $13 million of favorable foreign exchange impacts and $7 million of lower R&D costs. These increases were partially offset by $60 million of unfavorable product mix and $15 million of pricing net of inflation pass through.
During the nine months ended September 30, 2025, we saw growth in gasoline from new application launches and program ramp-ups in Europe, North America and India. Volumes for commercial vehicles also increased due to a launch of an on-highway program in Europe and partial recovery of prior year softness in the construction and agriculture industries. Aftermarket volumes, however, showed continued softness primarily due to lower demand for off-highway replacement parts in North America. The combination of these volume dynamics resulted in an unfavorable product mix.
The increased productivity from our ability to flex our variable cost structure while driving sustained fixed cost productivity was partially offset by year-over-year labor inflation.
Gains in foreign currency from translational, transactional, and hedging effects in the nine months ended September 30, 2025, primarily driven by a higher Euro-to-U.S. dollar versus the prior period, accounted for a $13 million increase in Adjusted EBIT.

Liquidity and Capital Resources
Overview

	September 30, 2025	December 31, 2024
	(Dollars in millions)
Cash and cash equivalents	$230	$125
Restricted cash	2	1
Revolving Facility - available borrowing capacity	630	600
Revolving Facility - borrowings or letters of credit outstanding	—	—
Term Loan Facilities - principal outstanding	688	692
Senior Notes - principal outstanding	800	800
Bilateral letter of credit facility - utilized capacity	9	8
On January 30, 2025, we entered into the Restatement Agreement, which amends and restates the Existing Credit Agreement, under which we refinanced in full our $692 million 2021 Dollar Term Facility with a new 2025 Dollar Term Facility in an aggregate principal amount of $692 million. The 2025 Dollar Term Facility will mature on January 30, 2032, and initially bore interest at a spread equal to, at our option, the Adjusted Term SOFR Rate plus 2.25% per annum in the case of Term Benchmark Loans and the Alternate Base Rate plus 1.25% per annum in the case of ABR Loans. We also replaced our existing $600 million revolving facility under the Existing Credit Agreement with the New Revolving Facility under the Credit Agreement in an aggregate principal amount of $630 million. The maturity date of the New Revolving Facility is January 30, 2030.
On August 6, 2025, we entered into the First Amendment to the Restatement Agreement, which reduced the Applicable Rate to the Adjusted Term SOFR Rate plus 2.00% per annum in the case of Term Benchmark Loans and the Alternate Base Rate plus 1.00% per annum in the case of ABR Loans.
During the nine months ended September 30, 2025, we paid cash dividends of $36 million. On October 23, 2025, we declared a cash dividend of $0.08 per share of Common Stock, payable on December 15, 2025, to shareholders of record as of December 1, 2025.
We employ several means to manage our liquidity, and our sources of financing include cash flows from operations, cash and cash equivalents on hand, the 2032 Senior Notes, and our Credit Agreement, including our 2025 Dollar Term Facility and our New Revolving Facility. We expect to continue investing in our facilities as we expand our manufacturing capacity for new product launches and invest in new technologies and strategic growth opportunities, in particular in connection with our zero-emission technologies. We believe the combination of expected cash flows, the term loan borrowings, the 2032 Senior Notes, and the New Revolving Facility, will provide us with adequate liquidity to support the Company's operations.
Share Repurchase Program
On December 4, 2024, the Board of Directors authorized a $250 million share repurchase program valid from January 1, 2025, until December 31, 2025. During the nine months ended September 30, 2025, we repurchased $136 million of Common Stock, with $114 million remaining under the share repurchase program as of that date. These repurchases include a total of 5 million shares repurchased from funds affiliated with Oaktree Capital Management, L.P., a related party, for approximately $62 million. We may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. We are not obligated to purchase any shares under the share repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. For more information, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Cash Flow Summary for the Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
	2025	2024
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$314	$277
Investing activities	(27)	1
Financing activities	(187)	(439)
Effect of exchange rate changes on cash and restricted cash	6	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	$106	$(163)
Cash provided by operating activities increased by $37 million for the nine months ended September 30, 2025, versus the prior year. The increase was primarily driven by $44 million of higher net income and $39 million of favorable impacts from working capital changes, partially offset by a decrease of $34 million of non-cash charges and $12 million of unfavorable impacts from changes in other assets and liabilities.
Cash flow used for investing activities decreased by $28 million for the nine months ended September 30, 2025, compared to the same period in the prior year. The decrease was primarily driven by $46 million in proceeds from the sale of our unconsolidated joint venture realized in the prior year, along with $3 million in reduced proceeds from the cross currency swap. These impacts were partially offset by $18 million in lower capital expenditures on property, plant and equipment and $3 million received for the first deferred payment on the sale of our unconsolidated joint venture.
Cash used for financing activities was $187 million for the nine months ended September 30, 2025, compared with $439 million in the prior year. During the nine months ended September 30, 2025, we made debt repayments of $87 million, payments of $136 million for the repurchase of Common Stock under our share repurchase program and payments of $36 million for dividends on our Common Stock. These payments were partially offset by proceeds of $80 million from the Credit Facilities.
In comparison, cash used for financing activities was $439 million for the nine months ended September 30, 2024 primarily driven by aggregate debt repayments of $991 million on our credit facilities. We also made payments of $226 million for Common Stock repurchases, $7 million for debt issuance costs and $9 million for other financing activities. These payments were partially offset by proceeds of $794 million, net of deferred financing costs, from the issuance of our 2032 Senior Notes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2025, the net fair value of all financial instruments with exposure to currency risk was $164 million. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be $271 million and $(268) million, respectively, as of September 30, 2025, exchange rates. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 4, 2024, the Board of Directors authorized a $250 million share repurchase program valid from January 1, 2025, until December 31, 2025. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The following table summarizes our share repurchase activity for the three months ended September 30, 2025, and additional information regarding our share repurchase program:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2025 - July 31, 2025	187,381	10.74	187,381	$196,292,875
August 1, 2025 - August 31, 2025	5,799,335	12.50	5,799,335	123,823,380
September 1, 2025 - September 30, 2025	723,681	13.15	723,681	114,303,798
Total	6,710,397	$12.52	6,710,397	$114,303,798
(1) Excludes shares withheld to satisfy tax withholding obligations in connection with the vesting of equity awards.
Other than the repurchases reflected in the table above, there were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended September 30, 2025.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Trading Agreements
During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Third Amended and Restated Certificate of Incorporation of Garrett Motion Inc., dated May 29, 2024	10-Q	001-38636	3.1	07/25/2024
3.2	Fifth Amended and Restated By-Laws of Garrett Motion Inc., dated May 29, 2024	10-Q	001-38636	3.2	07/25/2024
10.1	First Amendment, dated as of August 6, 2025, to Amended and Restated Credit Agreement, dated as of January 30, 2025, among Garrett Motion Inc., Garrett LX I S.à r.l., Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-38636	10.1	08/07/2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Interim Statements of Operations, (ii) the Consolidated Interim Statements of Comprehensive Income, (iii) the Consolidated Interim Balance Sheets, (iv) the Consolidated Interim Statements of Cash Flows, (v) the Consolidated Interim Statements of Equity (Deficit) and (vi) Notes to the Consolidated Interim Financial Statements
						*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: October 23, 2025	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: October 23, 2025	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer