Form 10-K
period 2025-12-31
Garrett Motion Inc.
filed 2026-02-19
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
__________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. x

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No x

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,165 million based on the closing price of its shares of Common Stock, par value $0.001 per share, on the Nasdaq Global Select Market on June 30, 2025, the last business day of the registrant’s second fiscal quarter.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of February 13, 2026, the registrant had 189,971,052 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Annual Report") and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, contain forward-looking statements within the meaning of the U.S. federal securities laws. All statements other than statements of historical fact, including, without limitation, statements regarding our future results of operations and financial position, expectations regarding the growth of the turbocharger and electric vehicle markets and other industry trends, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, anticipated investments in our business, our business strategy, pending litigation, anticipated interest expense, and the plans and objectives of management for future operations and capital expenditures, are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of these terms or other similar expressions. In making these forward-looking statements, we rely on our current expectations and projections about possible future events and financial trends that we believe may affect our business, financial condition and results of operations. We believe these judgments are reasonable, but these statements are not guarantees of any future events or financial results, and our actual results may differ materially due to a variety of important factors, many of which are beyond our control. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among other things, risks related to the following: (1) the ongoing evolution of the automotive industry; (2) the highly competitive markets in which we operate; (3) our reliance on sales to major customers; (4) changing industry and economic conditions; (5) the unique aspects of our aftermarket business; (6) pricing pressures from our original equipment manufacturer customers; (7) the foreign markets in which we operate; (8) climate change and increased scrutiny from customers, investors, regulators and other stakeholders; (9) recruitment, development, and retention of qualified personnel; (10) program launch difficulties; (11) volatility in the cost of raw materials, components, energy, transportation, and other inputs; (12) supply shortages or supplier distress leading to a disruption of our operations; (13) realization of sales from awarded business; (14) economic, political, regulatory, foreign exchange and other risks of our international operations; (15) geopolitical conditions, catastrophic events and pandemics; (16) joint venture partnerships, joint development projects and other strategic opportunities; (17) intellectual property rights; (18) work stoppages or other disruptions at our facilities; (19) realization of productivity and efficiency improvements and repositioning projects; (20) warranty claims, product recalls, field actions or product liability actions; (21) litigation, government proceedings and other contingencies and uncertainties; (22) environmental matters and liabilities; (23) information technology and data privacy considerations, including cybersecurity and other security concerns; (24) our substantial indebtedness and restrictive covenants related to such indebtedness; (25) tax considerations; (26) our ability to raise capital; (27) our pension funding obligations; or (28) payment of dividends and share repurchases. For a further discussion of these and other risks, refer to Part I, Item 1A. “Risk Factors” of this Annual Report.

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

PART I
Item 1. Business
Our Company

Garrett is a cutting-edge technology leader delivering differentiated solutions for emission reduction and energy efficiency. We design, manufacture and sell highly engineered turbocharging, air and fluid compression, and high-speed electric motor technologies for original equipment manufacturers ("OEMs") and independent aftermarket distributors in the mobility and industrial fields.

We have significant expertise in delivering highly engineered products at scale for internal combustion engines ("ICE") using gasoline, diesel, natural gas and hydrogen, as well as zero-emission vehicles ("ZEV"). Our products are key enablers for fuel economy, energy efficiency, thermal management, and compliance with greenhouse gas and other emission-reduction targets.

Our growth strategy is two-fold: (i) expand our turbocharger leadership across passenger and commercial vehicles, maritime and industrial applications, as well as the aftermarket, and (ii) apply our differentiated technologies to develop new solutions for traction (E-Powertrain) and thermal management (E-Cooling compressor). The underlying technology pillars, such as high-speed motors, controls software, oil-free foil bearings, power electronics and system integration expertise, are hard to replicate by competitors. These technologies have been developed by Garrett over time and require significant and sustained research, development and engineering ("RD&E") investments. They bring significant benefits in terms of energy efficiency (thereby reducing total cost of ownership), lower weight and compact packaging that are highly valued by our customers.
Our Industry
Overview
We provide cutting-edge technology for the mobility and industrial fields, including light vehicles, commercial vehicles (which includes both on-highway and off-highway applications) and industrial applications. Our solutions include mechanical and electrical products for turbocharging and boosting internal combustion engines, as well as for compressing air and refrigerants for industrial and mobility use (including, but not limited to, use in commercial heating, ventilation and air conditioning ("HVAC") systems, data center cooling and fuel cell systems).
As of 2025, our primary source of sales comes from the global turbocharger industry for gasoline, diesel and natural gas engines across light vehicle, on- and off-highway commercial vehicles and industrial applications as well as the aftermarket for these products. Sales also come from E-Boosting and hydrogen fuel cell air compression solutions, already manufactured at scale.
At the same time, we have developed unique technological competencies, which we are leveraging to solve our customers’ challenges in the evolution towards hybrids and electric powertrains. We are developing solutions and allocating our RD&E spend accordingly, focusing approximately 50% of total RD&E expenditure in 2025 on Electric Compression and E-Powertrain technologies for both mobile and industrial applications. On the turbocharger side, we continue investing to support our customers, especially for hybrids, while also expanding our portfolio with the development of larger turbochargers, including the new Garrett MEG product line, aimed at marine and industrial applications, including backup power generation for data centers.
Key trends affecting our industry
Ongoing geopolitical and trade tensions, persistent elevated inflation across Europe, and a slowdown in the growth of China's domestic economy, partially offset by an increase in exports, have continued to exert pressure on global industry and have adversely affected sectors such as automotive throughout 2025.
Changes in overall vehicle and machinery production
Light vehicle production increased by approximately 4% in 2025, compared to the prior year. Commercial vehicle production experienced an increase of 3% in 2025, with both the on-highway and off-highway segments increasing by roughly 4% and 2%, respectively. For 2026, Standard & Poor Global Mobility ("S&P") expects production volumes to decrease slightly from 2025 in the automotive (light vehicle) industry whereas Knibb Gormezano & Partners Automotive Intelligence ("KGP") expects a slight increase in the commercial vehicle (on-highway and off-highway) industry.
Moreover, there continues to be significant uncertainty around global economic growth, as the macroeconomic landscape continues to experience supply chain disruptions, geopolitical tensions and economic uncertainties. The shift from pure gasoline and diesel ICE to hybridized powertrains is expected to continue in response to increasingly strict fuel efficiency and regulatory standards in many of the regions in which we operate. In parallel, the share of full battery electric vehicles ("BEVs") is expected to continue to increase, with short-term dynamics, such as significant vehicle price gaps between BEVs and ICE-powered vehicles, and slower than anticipated charging infrastructure proliferation, limiting the pace of adoption.
Commercial vehicles trends in On-Highway and Off-Highway machinery
The global commercial vehicle industry continues to navigate a challenging macroeconomic and regulatory environment, with trends diverging across on- and off-highway segments. On-highway, freight demand remains subdued in North America and Europe amid economic uncertainty, high interest rates, and geopolitical tensions, leading to delayed fleet purchases and minimal pre-buy activity ahead of upcoming emissions standards. Electrification progress is slower than anticipated outside China, where battery-electric heavy-duty truck adoption is accelerating due to falling battery costs and supportive trade-in policies. In contrast, hydrogen-powered trucks face delays into the next decade, and OEMs are prioritizing cost control over rapid zero-emission deployment. Off-highway — spanning agriculture, construction, materials handling, power generation, marine, and backup power generation for data centers — is similarly constrained by high input costs and uneven demand recovery. Agricultural equipment faces margin pressure despite easing fertilizer and fuel costs, while construction activity is dampened by fiscal tightening and weak residential investment. Materials handling demand is transitioning to a replacement cycle, with electrification advancing in compact segments. Power generation and data center applications remain resilient, supported by critical infrastructure needs and hybrid solutions, while marine applications focus on compliance and efficiency. Overall, growth expectations have shifted toward 2026-2027, with near-term conditions characterized by caution and selective investment.
Global vehicle fuel efficiency and emissions standards
OEMs are facing increasingly strict constraints for vehicle fuel efficiency and emissions standards in many of the regions in which we operate. Despite recent revisions, mostly still ongoing, regulatory authorities in key regions such as the United States, the European Union, China, Japan, and Korea have instituted regulations that require sustained and significant reductions in greenhouse gas (including CO2 and NOx) and particulate matter vehicle emissions. OEMs are required to evaluate and adopt various solutions to address these stricter standards. Turbochargers allow OEMs to reduce engine size without sacrificing vehicle performance, thereby increasing fuel efficiency and decreasing harmful emissions. Furthermore, turbochargers allow more precise “air control” over both engine intake and exhaust conditions, such as gas pressures, flows and temperatures, enabling optimization of the combustion process. This combustion optimization is critical to engine efficiency, exhaust emissions, power and transient response (i.e., how the engine reacts to changes in operating conditions, such as acceleration or load changes). It also allows exhaust gas recirculation for diesel engines and Miller-cycle operation for gasoline engines. Consequently, we believe turbocharging will continue to be a key technology for automakers to meet increasingly stringent fuel economy and emissions standards without sacrificing performance.
Turbocharger penetration
Use of turbochargers and electric-boosting technologies on vehicle powertrain systems is one of the most cost-effective solutions to address stricter fuel economy and emissions standards, and OEMs are increasing their adoption of these technologies. Total turbocharger production increased globally from approximately 49 million units in 2024 to close to nearly 50 million units in 2025, increasing by more than half a million units year-over-year, and is expected to decrease in 2026 and onward (based on current expectations for BEV penetration), gradually declining to 2022 volume levels by 2030. S&P forecasts turbocharger penetration on ICE-based powertrains to grow in light vehicles from 54% in 2022 to approximately 57% in 2026, stabilizing around 56% up to 2033.

Medium-Term Powertrain Trends

Global light and commercial vehicle production
120
100
80
60
40
20
0
Million units
2023
2024
2025
2026 F
2027 F
2028 F
2029 F
2030 F
Years
Vehicles
Turbocharged (including hybrids)
Hybrid
Electric

Note: Years 2023 - 2025 represent actual data and years 2026 - 2030 represent forecasted data.
Source: S&P, KGP

Electrification and hybrids
In order to address stricter fuel economy standards, OEMs also have been increasing the electrification of their vehicle offerings, primarily with the addition of hybrid powertrains equipped with a gasoline or diesel internal combustion engine in combination with an electric motor. This includes growing interest for hybridized powertrains that blur the boundaries between ICE and BEVs, such as REEVs (Range Extended EVs, which have a small ICE-powered generator that recharges the battery pack). S&P estimates that hybrid vehicles (excluding mild hybrids, but including REEVs) produced globally will grow from a total of approximately 16 million vehicles in 2025 to 26 million vehicles in 2029, representing a CAGR of 11%. Many of these vehicles utilize turbos; additionally, the hybrid setup enables the use of electric turbos and compressors as well as E-Powertrain technology.
Battery electric and fuel cell technologies
OEMs are investing in BEVs in part to comply with regulatory targets across regions. S&P expects that BEVs will comprise 28% of total light vehicle production globally by 2030. Consumer adoption hinges not only on future "cost of range," which is tightly linked to the energy capacity of the battery, but also on how well that energy is used. Critical issues include energy efficiency increases (including how to best address thermal management challenges), battery price (and consequently vehicle price), weight reduction through increases in power density, and shorter recharging times. As OEMs strive to solve these issues, they are also investing in hydrogen fuel cell-powered electric vehicles for demanding applications requiring longer ranges, especially for commercial vehicles. These vehicles, like BEVs, have fully electric motor powertrains, but they rely on the hydrogen fuel cell to generate the required electricity. The hydrogen fuel cell also requires advanced electric-boosting technology to run efficiently and optimize range and cost of ownership. We are investing to address selected opportunities, sparked by the electrification trend, where our differentiated technology can bring benefits related to lighter, more compact and more energy efficient components for electric vehicles.
Our Products

We are a global leader in the $10 billion OEM turbocharger industry. We believe we will continue to benefit from global technology leadership in the turbocharger industry through our deep relationships with global OEMs. Continuous product innovation to bring innovative and differentiated technologies for electric vehicles (E-Powertrain and E-Cooling compressors), fuel cell compressors and solutions beyond automotive are the new challenges we are embracing and pursuing.
Products for light vehicle ICE
•Gasoline: The global adoption of turbochargers by OEMs on gasoline engines has increased rapidly from approximately 14% in 2013 to approximately 51% in 2025 and is forecasted by S&P to increase to 53% in 2026. In addition to the volume growth, tightening of CO2 regulations is driving a technology shift, moving away from standard waste gate technology to variable geometry turbo ("VNT"), which is a premium technology where we hold technological competitive advantages. In 2016, we launched our first high-volume VNT gasoline application, and this technology is expected to experience increased adoption in the years to come. According to a forecast by S&P, VNT represented 21% of global turbo gasoline production in 2025 and is expected to reach 29% by 2030. A key to our strategy for gasoline growth is thus to leverage our technological leadership in high-temperature materials and variable geometry, as well as our scale and global footprint to meet the demands of global OEMs.
•Diesel: We have a long history of technology leadership in diesel engine turbochargers. Although diesel is weak in certain vehicle segments, we derive most of our diesel turbocharger revenues from segments with continued strong performance: heavier and bigger vehicles like SUVs, pickup trucks and light commercial vehicles (such as delivery vans). Diesel maintains a unique advantage in terms of fuel consumption, cost of ownership, and towing capacity, which makes it the powertrain of choice for heavier vehicle applications. Diesel also remains essential for OEMs to meet their CO2 fleet average regulatory targets going forward, as diesel vehicles produce less CO2 on average than gasoline vehicles.
•Hybrid vehicles: We offer a comprehensive portfolio of turbocharger and electric-boosting technologies (including E-Turbo and E-Compressor solutions) to manufacturers of hybrid-electric powertrains. OEMs are increasingly adopting hybrid technologies to meet stricter regulatory standards. Like turbochargers for gasoline and diesel engines, turbochargers for hybrid vehicles are an essential component of maximizing fuel efficiency and overall engine performance.
Internal combustion commercial vehicles & industrial products
Our Company traces its roots to the 1950s when we helped develop a turbocharged commercial vehicle for Caterpillar. We have maintained our strategic relationship with key commercial vehicle OEMs for over 70 years as well as industry-leading positions for both on- and off-highway use. Our products improve engine performance and enable lower emissions on trucks, buses, agriculture equipment, construction equipment and mining equipment with engine sizes ranging 1.8L to more than 100L. We continue to develop our product range - including the introduction of our largest turbocharger, Garrett MEG - reinforcing our presence in marine and industrial applications, such as backup power generation for data centers.
Electric (battery electric and hydrogen fuel cell electric) vehicles & industrial products
We provide a comprehensive range of electric air compressors to manufacturers of fuel cell systems. Our system consists of efficient, powerful, and lightweight air compressors using leading automotive technologies to boost fuel cell vehicles. Air supply is critical for performance, durability and hydrogen fuel consumption and range for applications equipped with hydrogen fuel cells. We launched the auto industry's first fuel cell production car application in 2016. We now provide a comprehensive portfolio of fuel cell air compressors covering a broad range of fuel cell stack power from 30kW to 250+kW and we launched our third generation of fuel cell products in 2024.
Leveraging a set of unique technological building blocks, we now offer disruptive solutions for electric traction (E-Powertrain) and electric thermal management (E-Cooling compressor) that can enhance an application’s energy efficiency in a reduced packaging space and with significant weight savings. We are engaged in several pre-development programs with OEMs in various regions, both within mobility and industrial applications.

Aftermarket and performance products
Our Garrett aftermarket brand has strong recognition across distributors and garages globally, and is known for quality, reliability and boosting engine performance. We operate through a network of more than 370 distributors covering 165 countries. Our aftermarket business has historically provided a stable stream of revenue supported by our large installed base, currently estimated at nearly 150 million vehicles. As turbocharger penetration rates continue to increase, we expect that our installed base and aftermarket opportunities will continue to grow. We are also working to broaden our portfolio with our Remanufactured ("REMAN") offering in Europe, the Middle East and Africa and North America which so far has increased our portfolio by over 400 additional applications, and at the same time provides the additional benefit of utilizing recovered parts while maintaining our required quality standards (by using original components and original assembly processes in our REMAN workshops).
Our Competitive Strengths
We believe that we differentiate ourselves through the following competitive strengths:
•Differentiated and innovative technology in, and beyond, mobility
•Strong and collaborative relationships with leading OEMs globally
•Global and low-cost manufacturing footprint with operational excellence
Differentiated and innovative technology in, and beyond, mobility
We have led the revolution in turbocharging technology over the last 70 years and maintain a leading technology portfolio of approximately 1,350 patents and patents pending. We have a globally deployed team of approximately 1,330 engineers across six R&D centers and ten close-to-customer engineering centers. Our engineers have led the mainstream commercialization of several leading turbocharger innovations, including variable geometry turbines, dual-boost compressors, ball-bearing rotors, electrically actuated controls, and air-bearing electric compressors for hydrogen fuel cells. We maintain a culture of continuous product innovation, introducing about ten new technologies per year and upgrading our existing key product lines approximately every three years. At the end of 2023, we announced an expansion of our turbocharger portfolio to serve large bore engines used in industrial applications, including marine, power generation and other machinery. In 2024, we delivered the first prototypes of our new industrial applications to a key OEM, and in 2025 we sold our first "MEG" (very large) turbochargers. Outside of our turbocharger product lines, we apply this culture of continuous innovation to meet the needs of our customers in new areas. We are developing solutions for zero-emission technologies for mobility and beyond, such as fuel cell compressors for a broad range of cell stack power (40kW to 250kW) and high-value electric products including E-Powertrain and E-Cooling compressor technologies, with approximately 50% of total RD&E spend focused on these new solutions.
Strong and collaborative relationships with leading OEMs globally
We supply our products to more than 60 OEMs globally. Our top ten customers accounted for approximately 62% of net sales and our largest customer represented approximately 12% of our net sales in 2025. With over 70 years in the turbocharger industry, we have developed strong capabilities working with major OEMs around the world. We consistently meet their stringent design, performance and quality standards while achieving capacity and delivery timelines that are critical for customer success. Our track record of successful collaborations, as demonstrated by our strong client base and our ability to successfully launch multiple product applications every year, is well recognized. Our regional research, development and manufacturing capabilities are a key advantage in helping us to supply OEMs as they expand geographically and shift towards standardized engines and vehicle platforms. With regards to new technology offerings for zero-emission vehicles, our proven track record in bringing innovation to production is a key decision factor for our customers to engage in joint technology assessments through pre-development projects with Garrett.
Global and low-cost manufacturing footprint with operational excellence
Our geographic footprint locates RD&E and manufacturing capabilities close to our customers, enabling us to tailor technologies and products for the specific vehicle types sold in each geographic industry. In all regions where we operate, we leverage low-cost sourcing through our robust supplier development program, which continually works to develop new suppliers that can meet our specific quality, productivity and cost requirements. We now source more than two-thirds of our materials from low-cost countries and believe our high-quality, low-cost supplier network to be a significant competitive advantage. We have invested heavily to bring differentiated local capabilities to our customers in high-growth regions, including China and India.

In 2025, we manufactured more than 89% of our products in low-cost countries, including in seven manufacturing facilities in China, India, Mexico, Brazil, Romania and Slovakia. We have a long-standing culture of lean manufacturing excellence and continuous productivity improvement. We believe global uniformity and operational excellence across facilities is a key competitive advantage in our industry given that OEM powertrain platforms are often designed centrally but manufactured locally, requiring suppliers to meet the exact same specifications across all locations.
Our Strategy
Garrett invests in innovative technologies that address the needs of our customers in the ongoing auto industry transformation. This continued investment in differentiated technology, coupled with our relentless focus on customer relationships and our global capabilities, allows us to drive the following business strategies:
•Strengthen our leadership in the turbocharger industry within the light vehicle, commercial vehicle and industrial space, including product expansion to larger turbocharger frames (Garrett MEG).
•Leverage our differentiated technology to solve key challenges for zero-emission vehicles and energy efficiency needs beyond the mobility space.
•Grow our aftermarket business.
Strengthen our leadership in the turbocharger industry within the light vehicle, commercial vehicle and industrial space
We are focused on strengthening our industry position in the light vehicle, commercial vehicle and industrial turbocharger industries:
•Light vehicle gasoline turbochargers, whose adoption has historically lagged that of diesel turbochargers, are expected to grow until 2032, reaching a peak of 54%, after which a long plateau is expected, above 2020 levels until after 2036, according to S&P. We have launched the first modern 1.5L VNT gasoline application with a major OEM and expect to see increasing adoption of this technology in future years. A major key to our strategy for gasoline growth is our plan to leverage our strengths in high temperature materials, variable geometry technologies, and E-Boosting solutions, as well as our scale, global footprint and in-region capabilities, to meet the volume demands of global OEMs.
•The commercial vehicle (including both on- and off-highway applications) and industrial spaces remain a focus for us, considering their slower shift to electrification, and the increasing need for increased energy efficiency and productivity. We continue to invest in turbocharger technology upgrades, including for new types of fuels for ICE applications, like hydrogen. We also are expanding our portfolio with the launch of new frame sizes aimed at serving larger engines, mostly used in marine and power generation verticals.
Leverage our differentiated technology to solve key challenges for zero emission vehicles and energy efficiency needs beyond the mobility space
We stand to benefit from the increased adoption of electric (battery or fuel cell) vehicles. S&P estimates that the global production of electrified vehicles (battery and fuel cell electric) will increase from approximately 15 million vehicles in 2025 to approximately 28 million vehicles by 2030, representing an annualized growth rate of approximately 13%. To solve current challenges in terms of range, vehicle cost and performance, OEMs will need technologies enabling step changes in energy efficiency, weight and packaging and thermal management. We expect to continue to invest in product innovation and new technologies, and by leveraging our capabilities and expertise to develop selected offerings for electric vehicles, we believe that we are well positioned to remain a technology leader in the field of electrified vehicles. In particular, we have already developed a full portfolio of fuel cell compressors, and we are in the pre-development phase with some of our customers for differentiated E-Powertrain and E-Cooling compressor solutions.
Grow our aftermarket business
We have an opportunity to strengthen our global network of more than 370 distributors in 165 countries by deepening our channel penetration, by leveraging our well-recognized Garrett brand, by using new online technologies for customer engagement and sales, like our Installer Connect program (a global web-based platform providing self-service tools for garage technicians, which helped generate nearly 25,000 additional certified technicians in 2025), and by widening our product portfolio with an expansion initiative on large industrial turbos, for which we plan to onboard certified Service Centers to support these industrial end-customers in the years to come.

Research, Development, Engineering and Intellectual Property
We maintain technical engineering centers in major automotive production regions of the world to develop and provide advanced products, processes and manufacturing support to all of our manufacturing sites, and to provide our customers with local engineering capabilities and design developments on a global basis. As of December 31, 2025, we employed approximately 1,330 engineers. Our total RD&E expenses, net of customer reimbursements, were $151 million, $161 million and $163 million for the years ended December 31, 2025, 2024 and 2023, respectively, with approximately 50% of our total RD&E spend in 2025 focused on zero-emission technologies.
We currently hold approximately 1,350 patents and patents pending. Our current patents are expected to expire between 2026 and 2044. While no individual patent or group of patents, taken alone, is considered material to our business, taken in the aggregate, these patents provide meaningful protection for our intellectual property.
Materials
The most significant raw materials we use to manufacture our products are grey iron, aluminum, stainless steel and a nickel-, iron- and chromium-based alloy. As of December 31, 2025, we have not experienced any significant shortage of raw materials and we or our suppliers (on our behalf) do not typically carry inventories of such raw materials in excess of those reasonably required to meet our production and shipping schedules.
Our Customers
Our global customer base includes most light and commercial vehicle OEMs. Our ten largest applications in 2025 were with six different OEMs. OEM sales were approximately 86% of our 2025 revenues while our aftermarket and other products contributed approximately 14%.
Our largest customer is Stellantis N.V. (“Stellantis”). In 2025, 2024 and 2023, our sales to Stellantis accounted for 12%, 9% and 9%, respectively, of our total sales. In 2025, 2024 and 2023, our sales to Bayerische Motoren Werke AG (“BMW”), our second largest customer, were 11%, 12%, and 12%, respectively, of our total sales. In 2025, 2024 and 2023, our sales to Ford Motor Company (“Ford”), our third largest customer, were 11%, 10%, and 9%, respectively, of our total sales.
Supply relationships with our customers
We typically supply products to our OEM customers through “open” purchase orders, which are generally governed by terms and conditions negotiated with each OEM. These arrangements typically contemplate a relationship under which our customers are not required to purchase a minimum amount of product from us. These relationships typically extend over the life of the related engine platform. Prices are negotiated with respect to each business award, which may be subject to adjustments under certain circumstances, such as commodity or foreign exchange escalation/de-escalation clauses, or cost reductions achieved by us. The terms and conditions typically include a warranty on the products supplied. We may also be obligated to share in all or a part of recall costs if the OEM recalls its vehicles for defects attributable to our products.
Individual purchase orders are terminable for cause or non-performance and, in most cases, upon our insolvency and certain change of control events. In addition, many of our OEM customers have the option to terminate for convenience on certain programs, which allows them to impose pressure on pricing during the life of the vehicle program, and issue purchase contracts for less than the duration of the vehicle program, potentially reducing our profit margins and increasing the risk of losing future sales under those purchase contracts. We manufacture and ship based on customer release schedules, normally provided on a weekly basis, which can vary due to cyclical automobile production or inventory levels throughout the supply chain.
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

Regulatory and Environmental Compliance
We are subject to the requirements of environmental and health and safety laws and regulations in each country in which we operate. These include, among other things, laws regulating air emissions, water discharge, hazardous materials and waste management. We have an environmental management structure designed to facilitate and support our compliance with these requirements globally. Although it is our intent to comply with all such requirements and regulations, we cannot provide assurance that we are at all times in compliance. Environmental requirements are complex, change frequently and have tended to become more stringent over time. Accordingly, we cannot ensure that environmental requirements will not change or become more stringent over time or that our eventual environmental costs and liabilities will not be material.
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
As of December 31, 2025, the undiscounted reserve for environmental investigation and remediation was $14 million. We do not currently have sufficient information to reasonably estimate the amounts of environmental liabilities to be recorded upon future completion of studies, litigation or settlements, and we cannot determine either the timing or the amount of the ultimate costs associated with environmental matters, which could be material to our consolidated results of operations and operating cash flows in the periods recognized or paid. However, considering our past experience and existing reserves, we do not currently expect that environmental matters will have a material adverse effect on our consolidated financial position.
Corporate Responsibility
Our sustainability approach
We are a global innovator and technology leader delivering differentiated solutions for emission reduction and energy efficiency. At Garrett, our business growth and sustainability strategy go hand in hand. We are passionate about innovating for more sustainable mobility and industrial applications and, with a 70-year legacy, we serve customers worldwide with passenger vehicle, commercial vehicle, industrial aftermarket, and performance enhancement solutions.
Our mission to deliver differentiated solutions for emission reduction and energy efficiency is at the heart of our contribution to society. Our engineering expertise and transformative technologies help optimize fuel and energy efficiency, reduce emissions and manage growing vehicle complexity, all of which are critical to a clean transportation future. Our technologies enable sustainable automotive and industry transformation.
Our corporate sustainability framework starts from our corporate mission of spearheading technology development and continuing to deliver industry-first innovations. It relies on two main pillars - fostering a culture of innovation and operating responsibly to ensure our actions have a meaningful and long-term impact.
Sustainability is embedded in our corporate governance structure. Our Senior Executive Sustainability Committee, composed of the CEO and several members of Garrett’s senior leadership team, is sponsored by our Chief Technology Officer and oversees our sustainability strategy development, definition and deployment. Our Board of Directors, including through its committees, provides oversight of our environment, social and governance activities, corporate responsibility and sustainability strategy. Primary responsibility at the Board level for reviewing and reporting to the full Board on our sustainability programs and policies, as well as our corporate citizen commitments, resides with the Nominating & Governance Committee.
We articulate our commitments to environmental, social and governance considerations in the communities in which we operate in our Code of Business Conduct, which can be found on our website at www.garrettmotion.com. The Company published its fiscal year 2024 Sustainability Report in 2025, the content of which is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC.
Human Capital
We place a high value on developing the right working environment and skill sets to advance our performance culture and support our growth strategy. We invest in creating an inclusive, stimulating and safe work environment where our employees can deliver their workplace best every day. As of December 31, 2025, we employed approximately 6,700 employees globally, with 6,300 on a permanent basis and 400 on a temporary basis. We also had approximately 2,000 workers contracted through third-party agencies.

Diversity and inclusion
Diversity and inclusion is one of the four fundamentals for how we operate. We strive to ensure that each of our employees are involved, supported, respected and connected. Embracing diverse thoughts and ideas through an inclusive work environment leads to a competitive advantage in the market, increased innovation as we generate new and better ideas, and customer-centric decision making. We pride ourselves on the diversity at the top of the organization, with 25 different nationalities represented in our senior management team, bringing with them a wide variety of different backgrounds and experiences. Overall, we have representation of approximately 60 different nationalities in our global workforce.
In 2025, the Company continued to advance its commitment to creating an inclusive workplace. We recognize that diversity and inclusion are key drivers of performance—when people feel respected, valued, and supported, they are empowered to contribute their best ideas, make stronger decisions, and deliver superior results. This performance-driven mindset ensures that inclusion is not just a value, but a core part of how we succeed together. Our approach to diversity and inclusion is designed to embrace all backgrounds and perspectives, ensuring that no one feels excluded. Building on prior successes, we continued to build on our Employee Resource Groups ("ERGs"), which are open to all employees and foster collaboration and understanding across the organization. These include the Women in Garrett, Cultural Mosaic, Boost your Pride and Diverse Abilities ERGs—each promoting inclusivity, understanding and engagement for everyone.
Key actions during the year included:

•Conducting regular reviews of diversity initiatives in every country where we operate to help promote alignment and inclusiveness.

•Empowering our network of Diversity and Inclusion Champions to drive local initiatives. Their dedication resulted in further strengthening of more than 15 local ERGs across all three major regions where we operate, helping to promote broad participation and representation.

•Raising awareness during Pride Month through educational sessions and open dialogue, reinforcing that inclusion benefits everyone.

•Facilitating conversations related to our various ERGs through local activities that encourage mutual understanding.
•Hosting Garrett's annual Diversity and Inclusion Week in November 2025 under the theme "YOUnited in Action" featuring engaging local activities to reinforce our commitment to a welcoming workplace for all.
Talent management
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
Our learning environment offers employees access to approximately 3,300 online training programs that address a wide range of functional competencies, technical skills, and human skills. Learning can be self-paced, while our growing online peer-to-peer learning communities also allow employees to easily access courses specific to their function and to share materials and ideas on topics of interest. A variety of instructor-led virtual programs were deployed during 2025 to support employees' development and a number of dedicated programs for emerging and experienced leaders were successfully held. More than 94,500 hours of training were delivered during 2025.
We use regular talent reviews to strengthen our internal development processes and to calibrate assessment of individual performance. At least twice per year, we hold succession planning meetings up to and including the executive level, during which the bench-strength of teams are scrutinized and development plans for their talent are reviewed. Ahead of both annual and mid-year performance reviews, leaders hold calibration meetings to ensure that assessment ratings are consistent and fair amongst peer groups. To support our strategy and objectives, in 2023 we implemented a skills intelligence system. This system, enabled by artificial intelligence, can detect known and hidden capabilities of our employees. We expect this system will support us in identifying efficient paths of upskilling, reskilling and hiring for our future needs.
Be well, work well
Health and safety
World-class health and safety considerations are integrated into Garrett’s procedures and processes. Our management system aligns with the global standard ISO 45001 (and ISO 14001 and ISO 50-001) and provides protection of human health and safety during normal and emergency situations. Compliance with our standards and local regulatory requirements is monitored through a company-wide self-assessment process assured through annual audits. In 2025, we continued a rolling 4-year audit of compliance with local regulations, conducted by a global service provider. The timely development and implementation of process improvement and corrective action plans, including any improvements identified through our local regulatory compliance audits, are closely monitored.
Our safety incident numbers remain low compared to industry when measured by our Total Case Incident Rate (“TCIR”) at 0.04 for 2025. TCIR is measured as the number of recordable injuries multiplied by 200,000 and then divided by the total number of hours worked by employees.
Compensation and benefits
Our rewards programs are rooted in our “Be well, work well” principle, and aim to support employees in achieving the right work-life balance. We invest significant time and resources in establishing compensation programs that are both competitive and equitable. We constantly evaluate our positions for market competitiveness and adjust, when necessary, with the goal of ensuring the retention of top talent and continuation of equitable pay practices.
As part of our commitment to the well-being of our employees, we offer an external counselling service designed to assist employees with personal, family, or workplace matters. This service is confidential and is also available to each employee’s dependents.
Employee feedback, representation, and retention
Our Performance and Talent Management system aims to ensure that two-way dialogue is ongoing between employees and managers, punctuated by both an annual and a mid-year review, which provides employees the opportunity to express their opinions and ideas for development goals and career aspirations.
Our strategy is to build positive, direct, business-focused working relationships with all employees in order to drive business results. The Company respects employees’ rights and their wish to be part of employee representative bodies including unions, work councils and employee forums. The Company understands the value of collective bargaining in its labor and employee relations strategy and the importance of trust in its working relationships. Approximately 40% of the Company’s permanent employees (including both full-time and part-time employees) are represented by unions and works councils under current collective bargaining agreements.
The Company closely monitors employee turnover to measure retention and define improvement actions as and where necessary. The Company’s annual voluntary turnover for 2025 was 8.3%, which reflects the trends of the current global marketplace for talent. Garrett has developed a full set of actions to maximize retention, carried out at both a global and local level, with line managers as well as functional leaders held accountable for their employee turnover performance. We intend to continue to work diligently on this area to mitigate against the challenges of a highly competitive global marketplace for talent.
Educating future innovators
Garrett places a high value on STEM research and learning opportunities that provide young people with the skills needed to develop the future of sustainable mobility. The Company sponsors higher education institutes in several countries to further critical research in technical areas and provide students with opportunities to study STEM programs.
Garrett’s Internship Programs enable students to connect theoretical knowledge with practical responsibilities in the spirit of ‘living laboratories,’ during which they are encouraged to take ownership of business projects and define tactics to meet the project goals. In 2025, Garrett welcomed 305 Interns in 13 countries (approximately 82% covering Engineering, Integrated Supply Chain and IT and the remainder in Finance, HR, Marketing, Aftermarket, Sales and Legal).
Garrett also offers a graduate program, which serves as a career accelerator, equipping recent graduates with the skills and expertise needed for upcoming roles in technology. The program consists of three consecutive 12-month placements, primarily based in our major Engineering Hubs across Europe and Asia. Throughout the program, participants collaborate closely with engineering professionals and leaders, benefiting from training programs emphasizing technical skills and leadership capabilities.
In 2025, the Company sponsored 4 Formula SAE and Formula Student teams in several countries providing the students in the racing team with technical workshops in electrical powertrain, leadership coaching, parts for the racing vehicle and financial support. Garrett sponsored the Formula SAE event in the U.S. and the Formula Student race in the Czech Republic, where our experts worked as technical judges, provided technical support and awarded 2 EV Formula Student University teams with the Garrett E-Powertrain Innovation award. During 2025, the Company shared its growth vision with over 2,000 students and over 200 female engineers and automotive enthusiasts.
Every year, the Garrett engineering student programs hires over 120 students globally to support challenging projects in multiple engineering fields providing an enriching growth experience for potential future Garrett employees. The Company also supports local universities globally with master thesis projects, class speakers and technical sharing events.
Garrett supports STEM activities for high schools worldwide and in 2025, hosted or visited multiple high schools and colleges local to its main engineering sites in France, Czech Republic, India, and China. In 2025, Garrett Czech Republic, as a founding member, participated in the Future Shapers project driven by Fab Lab, a local initiative to attract primary and secondary school students to study STEM programs, including conducting workshops for students aged between 13 and 15. Garrett also sponsored the MyMachine global foundation via technical guidance from engineers, aiding primary school students to design their dream machine, which were then brought into reality by a group of secondary students. The Company continues to engage with global organizations with a focus on growing diversity interest in STEM and automotive engineering as well as intern and full time recruiting.
Garrett works closely with leading universities globally on over 20 collaboration projects at the forefront of technical innovation.
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
Our continued success depends on our ability to innovate to meet or exceed the needs of our customers. The automotive industry is increasingly focused on improved vehicle efficiency and reduced emissions, including through the development of hybrid and electric vehicles. This evolution is largely driven by increasingly stringent emissions regulations and changing consumer preferences, and we expect this trend to continue in many of the regions in which we operate. Over the past several years, there has been increased public awareness and concern in various regions in which we operate regarding global climate change, which has resulted, and may continue to result, in even more local, regional and/or federal requirements to reduce or mitigate the effects of greenhouse gas emissions further, and several regions in which we operate are already undertaking efforts to ban internal combustion vehicles altogether. These trends present an opportunity for increased incorporation of turbochargers into ICE, hybrid, REEV and fuel-cell based vehicles in the medium-term as OEMs seek to reduce emissions from their existing product portfolios. However, demand may shift away from the types of vehicles where our turbochargers generate higher profit margins and towards the types of vehicles where our turbochargers generate smaller profit margins, and in the longer-term may shift toward vehicles where no turbocharger is needed, such as with BEVs. Conversely, if emissions regulations are weakened, postponed or repealed, demand for emissions-reducing technologies, such as turbochargers, may decline. If we are unable to adapt to changes in the technological needs of our customers, if a transition to BEVs adoption accelerates faster than expected, or if we overestimate turbocharger penetration in ICE, hybrid, REEV, or fuel-cell-based vehicles, our results of operations and financial condition could be materially adversely affected.
In addition, in response to the ongoing evolution in the automotive industry and the anticipated shift toward zero-emission vehicles, we have made, and we expect to continue to make, significant investments in electrification technologies, including fuel cell compressors and high value electric vehicle components, including E-Powertrain and E-Cooling compressor technologies. Many of these new technologies are in the pre-development stage and their success is not guaranteed. We are also investing in new and expanded applications for our existing technologies, including industrial, marine, and stationary power generation applications. Investment in these new technologies is dependent on the profits generated from our turbocharger business, and reduced demand for our turbochargers could impact our ability to invest in these new technologies. There can be no assurance that any new technology will be successfully commercialized in a timely manner, if at all, that any new technology will be successful if commercialized, or that we can succeed in a new industry or application. Failure to timely and accurately predict customer needs and preferences, anticipate regulatory conditions affecting current and future products, or to develop new technologies that are accepted by our customers could have a material adverse impact on our competitive position, operations, financial condition, and cash flows. Further, if required investments exceed expectations, if consumer demand for our and our customers' new products fails to develop or develops more slowly than expected, or if competition for such technologies is more intense than we expect, our business, financial condition and results of operations may be materially adversely affected.

We operate in highly competitive industries.
We compete in various regions of the world with several other manufacturers and distributors that produce and sell turbochargers and other products that we sell, and we face intense competition in the development of technologies for electrification and other zero-emission solutions. Our competitors include independent regional and multi-regional suppliers as well as vertically integrated internal business units of major automotive OEMs. We also compete with start-ups, which may be well-funded with more operational and financial flexibility than we have, and with competitors that are larger than we are, which may have greater financial and other resources than we do. If we face increased competition or if any of our competitors more accurately respond to market developments, develop products that are superior to our products, produce similar products at a cost that is lower than our cost, or adapt more quickly to new technologies or evolving customer needs, we may not be able to compete successfully and our business, financial condition, and results of operations may be materially adversely affected.
We rely on sales to major customers, and we could be adversely impacted by the loss of any such major customers, changes in their requirements for our products or changes in their financial condition.
For the fiscal year ended December 31, 2025, our top ten customers accounted for approximately 62% of our net sales and our largest customer accounted for approximately 12% of our net sales. Changes in our business relationships with any of our major customers or in the timing, size and continuation of their various programs could have a material adverse impact on our business. We may lose major customers due to factors beyond our control, including due to mergers and acquisitions. Additionally, while we continually bid on new business with our existing customers and continually seek to diversify our customer base, there is no assurance that our efforts will be successful. The loss of any of these customers, the loss of business with respect to one or more of their vehicle models on which we have high component content, or a significant decline in the production levels of such vehicles would negatively impact our business, results of operations and financial condition. Further, to the extent that the financial condition of our largest customers deteriorates, our financial position and results of operations could be adversely affected.
Industry and economic conditions, including any economic downturns, could adversely affect our business and results of operations.
We are dependent on the continued growth and financial stability of our customers, a substantial portion of whom are OEMs in the automotive industry, which is cyclical and influenced by general economic conditions and other factors, such as consumer confidence and preferences, inflation, tax policies, interest rates and fuel costs, as well as industry-specific factors, such as rapid technological change, regulatory changes, vigorous competition, product life cycles, supplier stability, and capacity constraints. Economic and industry conditions have had, and will continue to have, an impact on our business, whether directly or indirectly through our customers and suppliers. Regional concentration could amplify these affects. A decline in economic conditions that result in significant reductions in automotive sales or production, particularly with respect to light vehicles, or slower-than-expected recovery from such declines, could have an adverse effect on our business, results of operations and financial condition.

Our aftermarket business is subject to unique risks.
Sales in our aftermarket operations are directly related to consumer demand for automotive aftermarket products, which may be affected by factors outside of our control, such as the average useful life of OEM parts and components, regional weather conditions, road infrastructure deterioration and average vehicle mileage. Given the relative importance of our off-highway aftermarket business, trends in agriculture, mining, oil and gas, marine, data centers and construction can also influence our aftermarket demand. Improvements in technology and product quality are extending the longevity of component parts, which may delay or reduce aftermarket sales. Our results of operations and financial condition could be adversely affected by these trends, including if we fail to timely and effectively respond to changes in the demand for our aftermarket products.
Additionally, we rely upon a network of independent dealers to distribute our aftermarket products. We rely on the capability of our independent dealers to develop and implement effective sales plans to create demand among purchasers for the equipment and related products and services that the dealers purchase from us. In addition, the dealer channel’s ability to support and service precision technology solutions and emerging power solutions may affect customers’ acceptance and adoption rates of these products. If our dealers are not successful in these endeavors, then we will be unable to grow our sales and revenue, which would have an adverse effect on our financial condition. Furthermore, these dealers may have trouble funding their day-to-day operations, and we or they may seek to terminate our existing relationships. The unplanned loss of any of our dealers could lead to inadequate market coverage or negative customer impressions of us and may adversely impact our ability to collect receivables that are associated with that dealer.
We may not be able to successfully negotiate favorable pricing and other terms with our customers, which may adversely affect our results of operations.
There is substantial and continuous pressure on OEMs to reduce costs, including the costs of the products we supply. Our customer supply agreements with automotive OEMs typically require step-downs in component pricing over the period of production. In addition, our customers often reserve the right to terminate their supply contracts at any time, which enhances their ability to obtain price reductions. OEMs have also exercised significant influence over their suppliers, including us, particularly because in the automotive component supply industry, which is highly competitive and serves a limited number of customers. Based on these factors, our status as a Tier I supplier (one that supplies vehicle components directly to OEMs) and the fact that our customers’ product programs typically last several years and are anticipated to encompass large volumes, our customers are often able to negotiate favorable pricing and other terms, and any cost-cutting initiatives that our customers adopt generally will result in increased downward pressure on our pricing. The resulting impacts to our sales levels and margins could significantly reduce our revenues and adversely affect our competitive standing and prospects.
We have invested substantial resources in specific foreign markets where we expect growth, and we may be unable to timely alter our strategies should such expectations not be realized.
We have identified certain countries, such as China and India, as key high-growth geographic markets. We believe these markets are likely to experience substantial long-term growth and accordingly, have made and expect to continue to make substantial investments in manufacturing operations, technical centers, RD&E activities and other infrastructure to support anticipated growth in these areas. If market demand for evolving vehicle technologies in these regions does not grow as quickly or materialize as we anticipate, or if we are unable to deepen existing and develop additional customer relationships in these regions, we may fail to realize expected rates of return or incur losses on our existing investments and may be unable to timely redeploy the invested capital to take advantage of other markets or product categories, potentially resulting in lost market share to our competitors. In particular, our ability to remain competitive and continue to grow in these regions depends in part on the absence of competing state-sponsored domestic businesses. If a state-sponsored operation entered a local market as a competitor, it might have access to significant social and financial capital that would enable it to overcome the ordinary barriers to entry in our industry and acquire potentially significant market share, likely at our expense. Further, continued trade tensions and other geopolitical concerns, particularly in China, may require us to shift our operations away from these countries. All of the foregoing could have a material adverse effect on our business, results of operations, cash flows and financial condition.
We are subject to risks associated with climate change and increased scrutiny from customers, investors, regulators and others regarding our sustainability practices.
Many customers, regulators, investors, employees, and other stakeholders in various jurisdictions in which we operate are increasingly focused on sustainability practices, including environmental and social considerations, relating to our businesses and industry, particularly with regards to climate change and greenhouse gas emissions, human and civil rights, and diversity, equity and inclusion. Responding to these considerations and implementing related goals and initiatives involve risks and uncertainties, require investments and depend in part on third-party performance or data that is outside of our control. We cannot guarantee that we will achieve announced goals and initiatives or that our stakeholders will agree with and support them. Additionally, certain organizations have developed rating systems for evaluating companies on their approach to sustainability, and unfavorable ratings may lead to negative customer and/or investor sentiment. Furthermore, our practices may be judged against sustainability standards that are continually evolving and not always clear, and prevailing sustainability standards, expectations and regulations across jurisdictions may also reflect contrasting or conflicting values or agendas. Any failure, or perceived failure, by us to achieve these goals, further these initiatives, adhere to its public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations and financial condition.
In particular, over the past several years, there has been increased public awareness and concern in various jurisdictions in which we operate regarding global climate change and climate-related risks, which has resulted, and is expected to continue to result, in increased local, regional and global regulations concerning environmental practices, including requirements to reduce and/or mitigate the effects of greenhouse gas emissions, as well as requirements to make disclosures regarding greenhouse gas emissions, climate-related matters such as enterprise risks, climate-related targets and otherwise, such as those recently adopted in California and Europe, including the Carbon Border Adjustment Mechanism and the Corporate Sustainability Reporting Directive. There continues to be a lack of consistent climate regulation across the jurisdictions in which we operate, which creates economic and regulatory uncertainty. Any future regulations aimed at mitigating climate change may negatively impact the prices of raw materials and energy as well as the demand for certain of our customers' products, which could in turn impact demand for our products and our results of operations. The costs of compliance and any changes to our operations mandated by new or amended regulations, or customer requirements, may be significant. Furthermore, any violations of climate change regulations may result in substantial fines and penalties, remediation costs, damages, or other adverse impacts on our business. Part of our strategy to address these risks includes our investment in technologies supporting zero-emission products, which presents additional risks. See “The automotive industry is evolving, and if we do not deliver new products and technologies in response to changing customer needs and preferences, our business could suffer.” Additionally, we may also be required to make changes at the level of our sourcing and production processes, including due to demands of, and commitments to carbon neutrality or net zero by, automotive OEMs. This could require us to incur additional costs in the form of investments needed to make our products and production processes compliant with such requirements.
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
Due to the complex nature of our business, our performance is highly dependent on our ability to recruit, hire, retain and develop talented and diverse employees who are highly skilled in their areas, particularly with respect to key areas, such as engineering, manufacturing, marketing, sales and senior management. Competition for qualified personnel in our industry is intense, and we may not be successful in attracting or retaining qualified personnel. In addition to compensation considerations, current and potential employees are increasingly placing a premium on culture and other various intangibles, such as working for companies with a clear purpose, flexible work arrangements, and other considerations. The loss of key employees, our inability to attract new qualified employees or adequately train new employees, any delay in hiring or replacing key personnel, could disrupt our operations and negatively affect our business, financial condition and results of operations.
Risks Related to our Operations:

Our profitability and results of operations may be adversely affected by program launch difficulties.

The launch of new programs and product lines is a complex process, the success of which depends on a wide range of factors, including the production readiness of our manufacturing facilities and manufacturing processes and those of our suppliers, as well as factors related to tooling, equipment, employees, product quality and other considerations. Our failure to successfully launch new businesses, or our inability to accurately estimate the cost to design, develop and launch new businesses, could have an adverse effect on our profitability and results of operations. In particular, to the extent we are not able to timely and successfully launch new programs and product lines, our customers may be required to delay or shut down production, which could result in significant financial penalties to us, a diversion of personnel and financial resources and/or our customers awarding business to a competitor, any of which could have an adverse effect on our profitability and cash flows.
Volatility in the cost and availability of raw materials, components, energy, transportation and other inputs has increased, and may continue to increase, our costs.
We have experienced, and may continue to experience, volatility in the cost and availability of raw materials, components, energy, transportation, labor and other inputs as a result of a broad range of factors beyond our control, including, but not limited to, global pandemics, disruptions in the global supply chain, persistently high inflation and interest rates, new or higher tariffs and geopolitical tensions. There is no guarantee that we will be able to pass through these increased costs to our customers, and if we are otherwise unable to mitigate these cost increases, such cost increases could have a material adverse effect on our results of operations and financial condition.
Shortages of components from our suppliers, or economic distress experienced by any of our suppliers, could result in the disruption of our operations and could impact our ability to meet commitments to our customers.
Short- or long-term capacity constraints, insufficient quality control, financial distress or significant changes in business conditions at any point in our supply chain could disrupt our operations and adversely affect our financial performance, particularly when the affected suppliers and vendors are the sole sources of products that we require or that have unique capabilities, or when our customers have directed us to use those specific suppliers and vendors. Our ability to manage inventory and meet delivery requirements may be constrained by our suppliers’ inability to scale production and adjust delivery of long-lead time products during times of volatile demand. If our suppliers fail to deliver products, parts and components of sufficient quality on time and at reasonable prices, we could have difficulties fulfilling our orders on similar terms or at all, sales and profits could decline, and our commercial reputation could be damaged. If we fail to adequately assess the creditworthiness and operational reliability of our suppliers, if our suppliers become insolvent, if there is any unanticipated deterioration in their creditworthiness and operational reliability, or if they do not perform or adhere to contractual arrangements, we may not be able to enforce the terms of the contract or obtain alternative supply on favorable terms, if at all, which could have a material adverse effect on our financial condition and results of operations.
Furthermore, a significant portion of our supply chain is concentrated in mainland China and, as a result, our ability to continue filling our supply needs may be adversely affected by changes in, or our failure to comply with, Chinese laws, regulations and standards, and by political risks beyond our control, including but not limited to, trade policies, treaties, government regulations, customer needs and preferences, and new or higher tariffs. Our inability to fill our supply needs, on terms that we expect or at all, would jeopardize our ability to fulfil obligations under our commercial contracts and could result in reduced sales and profits, contract penalties or terminations, and damage to customer relationships.
We may not realize sales represented by awarded business or effectively utilize our manufacturing capacity.
When we win a bid to provide products and services to an automotive OEM customer, the customer typically does not commit to award us its business until a separate contract has been negotiated, generally with a term ranging from one year to the life of the model (usually three to seven years). Once business has been awarded, the OEM customer typically retains the ability to terminate the agreement for convenience and without penalty and does not commit to purchase a minimum volume of products while the contract is in effect. As a result, the volume and timing of sales to our customers may vary significantly due to: (i) variation in demand for, and the success of, our customers’ products; (ii) our customers’ attempts to manage their inventory; (iii) design changes; (iv) changes in our customers’ manufacturing strategies; and (v) consolidation among our customers. A significant decrease in demand for certain key models or a group of related models sold by any of our major customers, or the ability of a manufacturer to re-source its requirements for a particular model or group of models, could have a material adverse effect on our business and financial condition.
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
We seek to locate RD&E, and manufacturing capabilities close to our customers and in regions with relatively lower costs than more developed markets. Our international geographic footprint subjects us to many risks, including those related to: exchange control regulations; wage and price controls; intellectual property protections; antitrust and environmental regulations; employment regulations; data privacy and data protection regulations; foreign investment laws; monetary and fiscal policies and protectionist measures that may prohibit acquisitions or joint ventures, require local content, or impact trade volumes; import, export and other trade restrictions (such as embargoes) and tariffs; anti-corruption and anti-bribery laws; transactions with state-owned enterprises; nationalization of private enterprises; natural and man-made disasters, hazards and losses; global health risks and pandemics; disputes with labor organizations related to our repositioning actions; violence, civil and labor unrest; acts of terrorism; and our ability to hire and maintain qualified staff and maintain the safety of our employees throughout our operations. For example, certain of the markets in which we operate have adopted increasingly strict data privacy and data protection requirements or may require local storage and processing of data or similar requirements, such as the General Data Protection Regulation (“GDPR”) in the European Union. The GDPR and similar data protection measures may increase the cost and complexity of our ability to deliver our services to ensure compliance. In addition, due to our position as a market leader in the turbocharger industry in many of the markets in which we operate, we could face allegations of abuse of our market position or of collusion with other market participants, which could result in negative publicity and adverse regulatory action by the relevant authorities, including the imposition of monetary fines, which could adversely affect our financial condition and results of operations.
Trade tensions have in the past, and may in the future, negatively impact our business. We may not be able to mitigate the impacts of any new or higher tariffs, and our business, results of operations and financial position could be materially adversely affected by such tariffs. Further changes in U.S. trade policies, tariffs, taxes, export restrictions or other trade barriers, and any related responses from affected countries to any new or expanded U.S. trade barriers, or restrictions on raw materials or components may limit our ability to produce products, increase our manufacturing costs, decrease our profit margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase raw materials or components, which could have a material adverse effect on our business, results of operations and financial condition. For example, since early 2025, the U.S. government has announced broad tariff measures alongside targeted sector actions, while certain trade partners have implemented retaliatory tariffs, and aspects of this policy mix remain subject to ongoing negotiations and short-term agreements. Although the impact of such measures on our business is subject to a number of unknown factors, including the size, effective date and duration of such measures, future changes in the scope and nature of the tariffs, any retaliatory responses to such tariffs taken by the target countries, and the effectiveness of any mitigating actions that may be available to us, due to our meaningful operations in China and Mexico, the impact may be significant. In addition to potential increases in customs duties and tariffs in the United States and other countries, the United States-Mexico-Canada Agreement is subject to renewal in 2026. There can be no assurance that the results of this renegotiation will not adversely affect our business. These and other instabilities and uncertainties arising from the global geopolitical environment, along with the cost of compliance with increasingly complex and often conflicting regulations worldwide, can impair our flexibility in modifying product, marketing, pricing or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.
Additionally, a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. As a result, we are subject to foreign currency risks and foreign exchange exposure arising from our business operations including, but not limited to, international financing activities between subsidiaries, foreign currency denominated monetary assets and liabilities and transactions arising from international trade. Our results of operations and financial condition have in the past been negatively impacted, and may in the future be negatively impacted, by rapidly fluctuating foreign exchange rates. While we have historically hedged foreign currency exposures and utilized foreign currency exchange forward contracts, we cannot guarantee the future success of such programs. Furthermore, a significant source of the funds attributable to our parent company is from distributions from our non-U.S. subsidiaries. Certain countries in which we operate have adopted or could institute currency exchange controls that limit or prohibit our local subsidiaries' ability to convert local currency into U.S. dollars or to make payments outside the country. This could subject us to the risks of local currency devaluation and business disruption. We regularly monitor our foreign currency exchange exposure and often seek to reduce such foreign currency risk through hedging activities; however, foreign exchange hedging activities bear a financial cost and may not always be available to us or be successful in eliminating such volatility.
Geopolitical conditions, catastrophic events and pandemics may disrupt our business and adversely affect our results of operations and financial condition.
Geopolitical tensions, including armed conflict, such as the armed conflicts in Ukraine and the Middle East, terrorist activity or general economic disruption or instability, have in the past impacted, and may in the future impact, our operations and create or exacerbate certain risks we face to our business, financial condition and results of operations. For example, Russia’s invasion of Ukraine and the global response, including the imposition of financial and economic sanctions by the United States and other countries, have led to supply constraints that have impacted, and may continue to impact, our business. They have also led to energy shortages globally, especially in Europe. A further prolonged or intensified conflict could result in acute shortages of raw materials and price inflation on transportation costs, materials, and energy, which in turn may adversely impact our supply chain. If the conflict expands beyond Ukraine, it could negatively impact our operations in neighboring countries. Furthermore, an escalation of geopolitical tensions due to the ongoing conflict, such as increased sanctions or restrictions on global trade or otherwise, could result in further supply chain disruptions, reduced customer demand, state-sponsored cyberattacks or increased volatility in the financial markets, all of which could have a materially adverse impact on our business and operations.
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
We rely on a combination of patents, copyrights, trademarks, tradenames, trade secrets and other proprietary rights, as well as contractual arrangements, including licenses, to establish, maintain and protect our intellectual property rights. Effective intellectual property protection may not be available, or we may not be able to acquire or maintain appropriate registered or unregistered intellectual property, in every country in which we do business. Furthermore, in some areas of our business, the maturity of the industry and product technology may leave limited opportunity for differentiation. This risk is heightened with the broad adoption of artificial intelligence tools, which is expected to enhance intellectual property creation by our competition. Accordingly, our intellectual property may not be sufficient on its own to provide us with a competitive advantage, which in turn could weaken our ability to secure business awards from our customers and/or our ability to achieve targeted product profitability.
Protecting our intellectual property may require us to spend significant amounts of money. Further, the steps we take to protect our intellectual property may not adequately protect our rights or prevent others from infringing, violating or misappropriating our intellectual property rights. Any impairment of our intellectual property rights, including due to changes in U.S. or foreign intellectual property laws or the absence of effective legal protections or enforcement measures, could adversely impact our businesses, financial condition and results of operations. Adoption of artificial intelligence tools are expected to exacerbate these risks as well.
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
Our geographic footprint emphasizes locating engineering and manufacturing capabilities in close physical proximity to our customers and in regions with relatively lower costs than more developed markets, thereby enabling us to adapt technologies and products for the specific vehicle types sold in each geographic market in which we operate and to manage costs. We are therefore subject to risks inherent in operating in various jurisdictions at a local level. In particular, a work stoppage or other disruption at any of our facilities in a given region could have a material adverse effect on our business. Our production in each of our markets is heavily dependent upon our local manufacturing capabilities, and so if we are forced to relocate our operations from our existing facilities to new facilities due to unforeseen circumstances or factors beyond our control, we will incur substantial costs, experience program delays and sacrifice proximity to customers and geographic markets as a result, potentially for an extended period of time, each of which could cause a material adverse effect on our business.
The automotive industry, in particular, relies heavily on “just-in-time” delivery of components during the assembly and manufacture of vehicles, and when we fail to make timely deliveries to our customers in accordance with our contractual obligations, we generally have to absorb our own costs for identifying and solving the “root cause” of the problem as well as expeditiously producing replacement components or products. We typically must also carry the costs associated with “catching up,” such as overtime and premium freight. Additionally, if we are the cause for a customer being forced to halt production, the customer may seek to recoup its losses and expenses from us. These losses and expenses could be significant and may include consequential losses, such as lost profits.
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
Our profitability and margin growth are dependent upon, among other things, our ability to drive efficiency improvements throughout our organization. In addition, we seek productivity and cost savings benefits through repositioning actions and projects, such as consolidation of manufacturing facilities, transitions to cost-competitive regions, workforce reductions, asset impairments, product line rationalizations, implementation of artificial intelligence tools and other cost-saving initiatives. Risks associated with these actions include potential delays in execution of planned initiatives, additional unexpected costs, failure to fully realize expected productivity improvements and adverse effects on employee morale. We may not realize the full operational or financial benefits we expect, the recognition of these benefits may be delayed and these actions may potentially disrupt our operations. In addition, organizational changes, attrition, labor relations difficulties, or workforce stoppages could impact our efforts to improve operational efficiencies, which could have a material adverse effect on our business, reputation, financial position and results of operations.
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
In the normal course of our business, we are from time-to-time party to various lawsuits, investigations and disputes arising out of our current and historical business. These proceedings may relate to commercial transactions, product liability, prior acquisitions and divestitures, employment, employee benefits plans, intellectual property, antitrust, import and export, and environmental, health and safety matters, as well as securities litigation, tax proceedings and litigation related to our debt. For additional information regarding our pending legal proceedings, see Item 3, “Legal Proceedings.” We cannot predict with certainty the outcome of legal proceedings or contingencies. The costs incurred in litigation can be substantial and result in the diversion of management’s attention and resources.
We have also made, and in the future may make, certain commitments, including representations, warranties and indemnities relating to current and past operations, including those related to divested businesses, and issue guarantees of third-party obligations. Our potential liabilities are subject to change over time due to new developments in legal proceedings or changes in settlement strategy, and we may become subject to, or be required to pay, damage awards or settlements that could have a material adverse effect on our results of operations, cash flows and financial condition. If we were required to make such payments, these payments could be significant and could exceed the amounts we have accrued for such matters, adversely affecting our business, financial condition and results of operations. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. The occurrence of significant liabilities for which there is no or insufficient insurance coverage could adversely affect our results of operations, cash flows, liquidity and financial condition.
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

We rely upon information technology systems to manage or support a variety of our business processes, activities and products, many of which involve sensitive information. As a result, we are subject to systems or service failures, not only resulting from failures of our systems or the failures of systems of third-party service providers, but also from exposure to cyber security threats, including hackers, computer viruses, malware, social engineering and cyber extortion. Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to IT systems to sophisticated and targeted measures known as advanced persistent threats, directed at us, our products, our customers, our suppliers and/or our third-party service providers, including cloud providers. There has been an increase in the frequency and sophistication of cybersecurity threats our industry faces, particularly in light of the proliferation of artificial intelligence technologies, which is expected to continue, and our customers, partners and regulators are increasingly requiring cyber and other security protections and mandating security standards.
We have in the past experienced, and may in the future experience, cyber or other security incidents. Depending on their nature and scope, these could potentially result in the misappropriation, destruction, corruption or unavailability of our third parties' critical data and confidential or proprietary information and the disruption of business operations. Moreover, employee error, negligence or malfeasance, as well as intentional or inadvertent non-compliance with our security protocols may result in a breach of our information systems. Cyber incidents aimed at the software embedded in our products could also lead to third-party claims that our product failures have caused a similar range of damages to our customers.
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
The risks associated with cyber or other security incidents include the risks of financial loss, reputational damage resulting in the loss of business, litigation with third parties, theft of intellectual property, fines levied by governmental entities, diminution in the value of our investment in research, development and engineering, and costs associated with incident remediation. We may also be required to expend significant costs and resources to protect against cyber or other security incidents. The costs related to cyber or other security incidents may not be fully insured or indemnified by other means. The successful assertion of a large claim against us with respect to a cyber or other security incident could seriously harm our business. Even if not successful, these claims could result in significant legal and other costs, may be a distraction to our management and harm our customer relationships, as well as our reputation.

Risks Related to Our Capital Structure

Our substantial indebtedness and other obligations could adversely affect our financial health and our ability to execute our business strategy.
We have substantial consolidated indebtedness. As of December 31, 2025, we had gross outstanding debt of $1,439 million. Our ability to generate sufficient cash flows from operations to service our indebtedness, run our business and execute our growth strategy depends on a range of economic, competitive and business factors, many of which are outside of our control. If we are unable to generate sufficient cash flow to satisfy our debt service payments and other obligations, we may be required to seek alternatives that could have a negative impact on our business and financial condition, such as reducing or delaying investments or capital expenditures, selling assets, or refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at the time and we will be limited by certain operating and financial restrictions in our existing debt agreements. We may not be able to employ any of these alternatives on desirable terms or at all, which could result in a default on our indebtedness and could have a material adverse effect on our results of operations, financial condition and business.
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
If our cash flows were to become insufficient to service our indebtedness or cover our capital requirements or our access to capital were to become constrained, or if costs of capital increased significantly, whether due to prevailing industry conditions, the solvency of our customers, a material decline in demand for our products, the volatility of the capital markets or other factors, our financial condition and results of operations could be materially adversely affected. These conditions may negatively impact our credit ratings, which could reduce our ability to access new capital and further increase our cost of capital, which would negatively impact our financial condition and results of operations.

Our debt agreements contain restrictions that limit our financial and operational flexibility.
Our debt agreements contain, and any other existing or future indebtedness of ours would likely contain, a number of covenants that impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things: incur additional debt, guarantee indebtedness or issue certain preferred shares; pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock or make other restricted payments; prepay, redeem or repurchase certain debt; make loans or certain investments; sell certain assets; create liens on certain assets; consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; enter into certain transactions with our affiliates; substantially alter the businesses we conduct; enter into agreements restricting our subsidiaries' ability to pay dividends; and designate our subsidiaries as unrestricted subsidiaries. In addition, the Revolving Facility requires us to comply with a consolidated total leverage ratio under certain circumstances.
As a result of these covenants, we are limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs. A failure to comply with the covenants in our debt agreements or any of our other existing or future indebtedness could result in an event of default under the applicable agreements, which if not cured or waived, could have a material and adverse effect on our business, financial condition and results of operations. In the event of any such event of default, the lenders under our indebtedness agreements: will not be required to lend any additional amounts to us; could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit; could require us to apply our available cash to repay these borrowings; or could effectively prevent us from making debt service payments on our long-term notes; any of which could result in an event of default under the agreements governing our indebtedness, including cross-defaults under the agreements governing our long-term indebtedness. If we were unable to repay those amounts, the lenders under our existing or future secured indebtedness could proceed against the collateral granted to them to secure such other indebtedness. We have pledged a majority of our assets as collateral under the Senior Credit Facilities. If any of our outstanding indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.
Our U.S. and non-U.S. tax liabilities are dependent, in part, upon the distribution of income among various jurisdictions in which we operate.
Our future results of operations could be adversely affected by changes in our effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in tax laws, regulations and judicial rulings (or changes in the interpretation thereof), changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, the results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures and various other governmental enforcement initiatives. Our tax expense includes estimates of tax reserves and reflects other estimates and assumptions, including assessments of our future earnings, which could impact the valuation of our deferred tax assets. Changes in tax laws or regulations, including recent tax law changes in the United States and the ongoing global adoption and legislative implementation of the Organization for Economic Cooperation and Development's Pillar 2 initiative, establishing a global minimum corporate tax rate of 15% calculated on a country-by-country basis, could increase tax uncertainty and may adversely impact our effective tax rate and provision for income taxes.

Our ability to raise capital in the future may be limited, and any deterioration in industry, economic or financial conditions may restrict our ability to access the capital markets on favorable terms, which could make us unable to fund our capital requirements.
We require working capital to meet our projected operating needs and fund ongoing RD&E activities, capital expenditures, and other cash requirements, and may require additional capital in the future to finance our growth and development, upgrade and improve our manufacturing capabilities, implement further marketing and sales activities, fund additional RD&E activities, satisfy regulatory and environmental compliance obligations, fund acquisitions or expansion, and meet varied working capital needs. Our capital requirements depend on many factors, including acceptance of and demand for our products, the extent to which we invest in new technology and RD&E projects and the status and timing of these developments. If our cash flows from operations, cash and cash equivalents and borrowing capacity under the Revolving Facility are insufficient to satisfy our cash needs, we may need to seek additional financing, which may not be available on favorable terms, or at all. If we issue new debt securities, the debt holders would have rights senior to our equity holders and the terms of such additional debt could restrict our operations. See "Our debt agreements contain restrictions that limit our flexibility in operating our business." Further, if we issue additional equity securities, existing holders of our equity securities may experience dilution, and preferred equity securities would also have rights senior to holders of our Common Stock.
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
In addition, we have unfunded obligations under certain of our defined benefit pension and other post-retirement benefit plans. The valuation of our future payment obligations under the plans and the related plan assets are subject to significant adverse changes if the credit and capital markets cause interest rates and projected rates of return to decline. Such declines could lead to a material increase in the unfunded obligations of these plans, which could require us to make significant additional contributions to our pension plans and increase our pension expense.
There can be no assurance that we will pay dividends or repurchase shares of our Common Stock under our share repurchase program.
There can be no assurance that we will continue to declare and pay dividends in the future at any level, or at all. Our ability to pay dividends may be limited by restrictions or limitations on our cash flows, including through restrictions in our debt agreements or our ability to obtain sufficient funds from our subsidiaries, many of which are located outside of the United States. Any declaration and payment of dividends on our Common Stock is subject to the approval of our Board of Directors and will depend on our earnings, financial condition, liquidity and capital requirements, the general economic climate, the terms of our equity securities, contractual restrictions, our ability to service our debt obligations and other factors deemed relevant by the Board of Directors from time to time.
Additionally, our Board of Directors has approved a share repurchase program, pursuant to which we may repurchase up to $250 million of shares of Common Stock from time to time during the fiscal year ended December 31, 2026. The timing, as well as the number and value of shares repurchased under the program, will be determined by the Board of Directors or an authorized committee of the Board of Directors in its discretion and will depend on a variety of factors, including our assessment of the intrinsic value of our Common Stock, the market price of our Common Stock, general market and economic conditions, available liquidity, compliance with our debt and other agreements, applicable legal requirements, the nature of other investment opportunities available to us, and other considerations. We are not obligated to purchase any shares under the share repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice.

Item 1B. Unresolved Staff Comments
None.

Item 1C.
Cybersecurity
Risk Management and Strategy
Our cybersecurity objective is to protect against data privacy breaches, information theft, and external and insider cyber threats through the use of a combination of cyber technologies, policies, and procedures. We have processes to identify, assess, monitor and mitigate material risks from cybersecurity threats, which are part of the Company’s overall enterprise risk management ("ERM") process and have been embedded in the Company’s operating procedures, internal controls and information systems. To that end, we take a holistic approach to securing our data and business systems from attack, compromise or loss.
The Company has cybersecurity capability that is managed by a dedicated Chief Information Security Officer (“CISO”) whose team is responsible for leading the Company-wide cybersecurity strategy, policy, standards, architecture, and processes. The Security Operations Center ("SOC") provides visibility across all information technology assets and includes proactive cyber security threat detection technology to facilitate the identification of misconfigurations to mitigate threats and prevent data loss. As part of the Company’s holistic approach to cybersecurity, we have implemented programs and technology associated with threat hunting, vulnerability scanning, and threat detection and response technology.
As part of its cybersecurity risk management, the Company delivers specific education to the organization on how to identify potential cybersecurity risks and protect the Company’s resources and information. This training is mandatory for all employees globally on a regular basis and may be supplemented by various testing initiatives including periodic phishing tests.
The Company uses third-party expertise for periodic effectiveness testing of its prevention, detection, and response capabilities. The Company also requires all third-party service providers to meet specific cybersecurity requirements, including risk assessment and monitoring activities. In addition, third-party service providers with access to the Company's network have additional obligations including a requirement to undertake cybersecurity training.
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
No cybersecurity incidents have occurred that materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition during the year ended December 31, 2025. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us in the future. See Item 1A. "Risk Factors" for a discussion of cybersecurity risks.
Governance
Role of Management
The Company has a Cyber Risk Governance Council consisting of the Senior Vice President Chief Digital and Information Officer (“CDIO”), the CISO, the IT leadership team, and the cybersecurity team that focuses on cybersecurity and compliance risks. The Cyber Risk Governance Council meets periodically to review cybersecurity risks and related risk management methodologies. Cybersecurity risks are included in the Company’s ERM as appropriate based on potential impact and vulnerability assessed according to certain set criteria and defined ERM materiality thresholds. Regular discussions of cybersecurity developments and risk mitigation approaches are held by the CDIO & CISO with the Chief Executive Officer and the senior leadership team. The CISO has over 28 years of experience in IT in various capacities with over 22 years in cybersecurity, reporting to the CDIO, who has over 20 years of IT related experience.
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
Item 2. Properties
We have created a geographic footprint that emphasizes locating RD&E and manufacturing capabilities in close physical proximity to our customers, thereby enabling us to manage our environmental footprint and to adopt technologies and products for the specific vehicle types sold in each geographic market. Over the past several years, we have invested heavily to be close to our Chinese, Indian and other high-growth region OEM customers to be able to offer world-leading technologies, localized engineering support and unparalleled manufacturing productivity.
As of December 31, 2025, we owned or leased 13 manufacturing sites, six R&D centers and ten close-to-customer engineering sites, all of which are subject to liens pursuant to the Credit Agreement (as defined herein). We also have many smaller sales offices, warehouses, cybersecurity and integrated vehicle health management sites and other investments strategically located throughout the world. The following table shows the ownership and regional distribution of our manufacturing sites, R&D centers and customer engineering sites:

	Ownership		Regional distribution
	Owned	Leased	North America	Europe, Middle East & Africa	South Asia & Asia Pacific	South America	Total
Manufacturing Sites	9	4	2	5	5	1	13
R&D Centers	1	5	1	2	3	—	6
Close-to-Customer Engineering Sites	4	6	2	4	3	1	10
We continually and proactively review our real estate portfolio and develop footprint strategies to support our customers’ global plans, while at the same time supporting our technical needs and optimizing operating cost base. We expect our evolving portfolio will meet current and anticipated future needs.
Item 3. Legal Proceedings
The discussion under Note 23, Commitments and Contingencies of the Notes to the Consolidated Financial Statements is incorporated by reference into this Part I, Item 3.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The Common Stock trades on the Nasdaq Global Select Market under the ticker symbol "GTX".
Holders of Record
As of February 13, 2026, there were 24,855 stockholders of record of our Common Stock.
Dividends
In January 2025, we began paying a quarterly dividend on our Common Stock and we anticipate that we will continue to declare and pay dividends on our common stock quarterly. However, the timing, declaration, amount and payment of any dividends to stockholders on shares of our Common Stock falls within the sole discretion of the Board of Directors and will depend on various factors, including our earnings, financial condition, liquidity and capital requirements, the general economic climate, the terms of our equity securities, contractual restrictions, our ability to service our debt obligations and other factors deemed relevant by the Board of Directors.
On December 5, 2024, the Board of Directors declared a cash dividend of $0.06 per share of our Common Stock, payable on January 31, 2025, to shareholders of record as of January 15, 2025. The total amount of dividends paid on January 31, 2025 amounted to $12 million.
On May 1, 2025, the Board of Directors declared a cash dividend of $0.06 per share of our Common Stock, payable on June 16, 2025, to shareholders of record as of June 2, 2025. The total amount of dividends paid on June 16, 2025 amounted to $13 million.
On July 24, 2025, the Board of Directors declared a cash dividend of $0.06 per share of our Common Stock, payable on September 16, 2025, to shareholders of record as of September 2, 2025. The total amount of dividends paid on September 16, 2025 amounted to $11 million.
On October 23, 2025, the Board of Directors declared a cash dividend of $0.08 per share of our Common Stock, payable on December 15, 2025, to shareholders of record as of December 1, 2025. The total amount of dividends paid on December 15, 2025 amounted to $16 million.
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
The following graph and table illustrate the total return from April 30, 2021, the date of the Company's emergence from Chapter 11 bankruptcy proceedings ("Emergence") through December 31, 2025, for (i) our Common Stock, (ii) the Standard and Poor’s (“S&P”) Small Cap 600 Index, and (iii) the average stock performance of a group of peer companies consisting of Adient plc, Allison Transmission Holdings, Inc., American Axle & Manufacturing Holdings, Inc., Aptiv PLC, Autoliv Inc., BorgWarner Inc., Dana Incorporated, Gentex Corporation, Lear Corporation, Magna International Inc., Tenneco Inc., Veoneer, Inc., and Visteon Corporation (the "2022 Peers").
The graph and the table assume that $100 was invested on April 30, 2021, in shares of each of our Common Stock, the S&P Small Cap 600 Index, and the Common Stock of the Peer Group, with any dividends reinvested. The comparisons reflected in the graph and table are not intended to forecast the future performance of our Common Stock and may not be indicative of our future performance.

$100 Investment in GTX vs Index and Peers
Nasdaq
$350
$300
$250
$200
$150
$100
$50
$0
4/1/2021
6/1/2021
8/1/2021
10/1/2021
12/1/2021
2/1/2022
4/1/2022
6/1/2022
8/1/2022
10/1/2022
12/1/2022
2/1/2023
4/1/2023
6/1/2023
8/1/2023
10/1/2023
12/1/2023
2/1/2024
4/1/2024
6/1/2024
8/1/2024
10/1/2024
12/1/2024
2/1/2025
4/1/2025
6/1/2025
8/1/2025
10/1/2025
12/1/2025
GTX
S&P Small Cap 600
2022 Peers

Recent Sales of Unregistered Securities
During the period covered by this Annual Report on Form 10-K, we did not offer or sell any equity securities that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
On December 4, 2024, the Board of Directors authorized a $250 million share repurchase program valid January 1, 2025 until December 31, 2025.
The following table summarizes our share repurchase activity for the three months ended December 31, 2025, and additional information regarding our share repurchase program.

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
October 1, 2025 - October 31, 2025	905,464	$12.80	905,464	102,713,494
November 1, 2025 - November 30, 2025	3,058,977	$16.38	3,058,977	52,617,358
December 1, 2025 - December 31, 2025	612,940	$17.04	612,940	—	(2)
Total	4,577,381	$15.76	4,577,381
(1) Excludes shares withheld to satisfy tax withholding obligations in connection with the vesting of equity awards.
(2)    The share repurchase program expired on December 31, 2025, with an unused balance of $42 million.
Other than the amounts repurchased as part of our share repurchase program, there were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended December 31, 2025.
On December 3, 2025, the Board of Directors authorized a new $250 million share repurchase program valid from January 1, 2026, until December 31, 2026. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice.
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
Executive Summary

Garrett is a cutting-edge technology leader delivering differentiated solutions for emission reduction and energy efficiency. We design, manufacture, and sell highly engineered turbocharging, air and fluid compression, and high-speed electric motor technologies for OEMs and independent aftermarket distributors in the mobility and industrial fields.

We have significant expertise in delivering highly engineered products at scale for internal combustion engines using gasoline, diesel, natural gas and hydrogen, as well as for zero-emission vehicles. Our products are key enablers for fuel economy, energy efficiency, thermal management, and compliance with greenhouse gas and other emission reduction targets.

In 2025, turbocharger production increased globally from approximately 49 million units in 2024 to nearly 50 million units in 2025, and is expected to decrease from 2026 onward based on current expectations of electric vehicle penetration. We effectively navigated through macroeconomic and geopolitical challenges, including a very dynamic trade environment as a result of tariff actions, by implementing strategic permanent and variable cost measures, as well as leveraging commodity deflation pass-through. Our effective management allowed us to achieve Net income of $310 million and Adjusted EBIT of $510 million for the year.

We continue to achieve success in our turbocharging, hybrid, and zero-emission technology applications. This year, we secured additional pre-production contracts for both light vehicle (including hybrid and range extended electric vehicle technologies), and commercial vehicle applications. Additionally, we were awarded our first E-Powertrain application in early 2025 and have made significant progress in our air and cooling compression technologies, as evidenced with various partnerships and pre-development contracts throughout 2025 and into early 2026.

During 2025, we repaid $50 million on our 2025 Dollar Term Facility and paid cash dividends of $52 million. We also repurchased $208 million of Common Stock under our share repurchase program. These repurchases include a total of 7.5 million shares of Common Stock for $103 million from funds affiliated with Oaktree Capital Management, L.P., a related party. The repurchased shares are held as treasury stock.
Trends, Uncertainties and Opportunities

Current global economic conditions due to geopolitical conflicts, high inflation in Europe, and China's slow pace of recovery, all have adversely affected and may continue to adversely affect many industries, including the automotive industry. We believe a global increase in BEV production will persist into 2026. We anticipate that demand for turbochargers will remain steady in the short to medium term, driven by the growing penetration of hybridized powertrains in response to strict fuel efficiency and emissions standards. While we foresee continued growth in BEV adoption, we believe it will be somewhat constrained in the short term due to the price disparity compared to ICE vehicles, geopolitical risks, and the slower-than-expected development of charging infrastructure.
Disaggregated Revenue
The following tables show our revenues by geographic region and product line for the years ended December 31, 2025 and 2024.
By Region

	Year Ended December 31,
	2025		2024
	(Dollars in millions)
United States	$694	19%	$700	20%
Europe	1,745	49%	1,642	47%
Asia	1,044	29%	1,056	31%
Other International	101	3%	77	2%
	$3,584		$3,475

By Product Line

	Year Ended December 31,
	2025		2024
	(Dollars in millions)
Diesel	$837	23%	$827	24%
Gas	1,592	45%	1,505	43%
Commercial Vehicle	654	18%	629	18%
Aftermarket	438	12%	459	13%
Other	63	2%	55	2%
	$3,584		$3,475

Results of Operations
Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
Net Sales

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Net sales	$3,584	$3,475
% change compared with prior period	3.1%	(10.6)%

The change in net sales compared to the prior year is attributable to the following:
For the year ended December 31, 2025, net sales increased compared to prior year by $109 million or 3%, including a favorable impact of $62 million or 2% due to foreign currency translation primarily driven by fluctuations in global exchange rates. This increase was primarily related to favorable foreign currency impacts, and higher demand in gasoline and commercial vehicles, partially offset by weaker demand for replacement parts on aftermarket sales. Net sales also includes $40 million of recoveries on import tariffs, partially offset by unfavorable product mix.
Gasoline product sales increased by $87 million or 6% (including a favorable impact of $24 million or 2% due to foreign currency translation), primarily driven by new application launches and program ramp-ups in Europe, North America, South America and India.
Diesel product sales increased by $10 million or 1% (including a favorable impact of $24 million or 3% due to foreign currency translation), primarily driven by passenger vehicles in Europe pursuing transition to gasoline hybrids, partially offset by demand for pickup trucks in North America, South America and Southeast Asia.
Commercial vehicle sales increased by $25 million or 4% (including a favorable impact of $6 million or 1% due to foreign currency translation), primarily driven by growth in off-highway programs across regions.
Aftermarket sales decreased by $21 million or 5% (including a favorable impact of $7 million or 1% due to foreign currency translation), primarily driven by softer demand for off-highway replacement parts in North America, partially offset by stronger demand in Europe and China.
Cost of Goods Sold and Gross Profit

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Cost of goods sold	$2,853	$2,770
% change compared with prior period	3.0%	(11.5)%
Gross profit percentage	20.4%	20.3%

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for year ended December 31, 2024	$2,770	$705
Volume	65	29
Product mix	12	(70)
Price, net of inflation pass-through	—	(30)
Commodity, transportation and energy deflation	(24)	24
Productivity, net	(24)	24
Import tariffs	41	(1)
Research, development & engineering	(20)	20
Foreign exchange rate impacts	33	30
Cost of Goods Sold / Gross Profit for year ended December 31, 2025	$2,853	$731
For the year ended December 31, 2025, cost of goods sold increased by $83 million, primarily driven by higher sales volumes which contributed to an increase of $65 million. Cost of goods sold further increased from $41 million of import tariffs, $33 million of foreign currency impacts from transactional, translational, and hedging effects and $12 million of unfavorable product mix. These increases were partially offset by $24 million of commodity, transportation and energy deflation, $24 million of productivity, net of labor inflation and repositioning costs, and $20 million of lower RD&E costs, net of customer reimbursements.
Gross profit increased by $26 million, mainly driven by higher sales volumes which contributed an increase of $29 million. Gross profit further increased from $30 million of foreign currency impacts from transactional, translational, and hedging effects, $24 million of commodity, transportation and energy deflation, $24 million of productivity, net of labor inflation and repositioning costs, and $20 million of lower RD&E costs, net of customer reimbursements. These increases were partially offset by $70 million of unfavorable impact from product mix, $30 million of price, net of inflation pass-through and $1 million of import tariffs.
Selling, General and Administrative Expenses

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Selling, general and administrative expense	$240	$240
% of sales	6.7%	6.9%
Selling, general and administrative (“SG&A”) expenses remained at the same level compared with the prior year. A $7 million reduction in personnel costs related to cost measures implemented in current and prior years and $5 million of lower outsourced activities were offset by $7 million of unfavorable foreign currency impacts and $6 million in professional fees related to merger and acquisition activity.
Other Expense, Net

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Other expense, net	$10	$6
For the year ended December 31, 2025, other expense, net amounted to $10 million compared to $6 million in the prior year. This increase was primarily due to professional fees incurred related to the Restatement Agreement (as defined herein).

Interest expense

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Interest expense	$108	$156
Interest expense decreased by $48 million in 2025 compared to prior year. This reduction was primarily due to a $30 million reduction in debt issuance cost amortization, driven by accelerated amortization in the prior year, and $25 million of lower interest expense resulting from the amendment and restatement and repricing of our Credit Agreement. In addition, we recorded net gains of $7 million on our designated and undesignated interest derivatives in the current year, in comparison to net gains of $14 million in the prior year.
Non-operating income, net

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Non-operating income, net	$(19)	$(13)
For the year ended December 31, 2025, non-operating income, net amounted to $19 million compared to $13 million in the prior year. The increase was primarily driven by $5 million in higher foreign exchange transactional gains, a $2 million increase in the non-service cost components of net periodic pension benefits and a $1 million increase in interest income, partially offset by $2 million of lower equity income due to the sale of an equity interest in an unconsolidated joint venture in the second quarter of 2024.
Tax Expense

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Tax expense	$82	$61
Effective tax rate	20.9%	17.8%

The effective tax rate increased by 3.1 percentage points in 2025 compared to 2024. The increase was primarily due to additional unrecognized tax benefits in Switzerland and China as well as prior year benefits associated with the release of valuation allowance related to deferred tax assets in Brazil (net of U.S. branch taxes) and prior year benefits associated with statute of limitation expiration and settlement of audits in Switzerland and Korea. These increases were partially offset by the revaluation of deferred tax assets related to intellectual property transferred within China which was subject to tax at different rates.
Net Income

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Net Income	$310	$282
For the year ended December 31, 2025, net income increased by $28 million compared with the prior year, primarily due to $48 million of lower interest expense, $26 million of increased gross profit and $6 million of increased non-operating income. These were partially offset by $21 million of higher tax expenses, the prior year gain of $27 million on the sale of an equity interest in an unconsolidated joint venture and $4 million of higher other expense, net.
Year Ended December 31, 2024 Compared with Year Ended December 31, 2023
For a discussion of our results of operations for the year ended December 31, 2024 compared with the year ended December 31, 2023, refer to our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025, under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Non-GAAP Measures
Management provides non-GAAP financial information to supplement the understanding of our business operations and performance, and it should be considered in addition to, but not instead of, the financial statements prepared in accordance with GAAP. Each non-GAAP financial measure is presented along with the most directly comparable GAAP measure so as not to imply that more emphasis should be placed on the non-GAAP measure. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be comparable to other similarly titled measures used by other companies. Additionally, the non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of the Company’s operating results as reported under GAAP.
In 2025, we revised our non-GAAP reporting metric, transitioning from Adjusted EBITDA to Adjusted EBIT. This change is intended to better reflect our core operating performance and align with industry practices. We believe this change will provide investors with a clearer understanding of our operational performance.
We define “EBIT” as our net income calculated in accordance with U.S. GAAP, plus the sum of (i) interest expense net of interest income and (ii) tax expense. We define “Adjusted EBIT” as EBIT, plus the sum of (i) repositioning costs, (ii) foreign exchange (gain) loss on debt net of related hedging (gains) losses, (iii) discounting costs on factoring, (iv) gain on sale of equity investment, (v) acquisition and divestiture expenses, (vi) other non-operating income, (vii) capital structure transformation expenses, (viii) debt refinancing and redemption costs, and (ix) loss on extinguishment of debt (if any).
We believe that EBIT and Adjusted EBIT are important indicators of operating performance and provide useful information for investors because EBIT and Adjusted EBIT exclude the effects of income taxes, as well as the effects of financing activities by eliminating the effects of interest. Certain adjustment items, while periodically affecting our results, may also vary significantly from period to period and have disproportionate effect in a given period, which affects the comparability of our results.

EBIT and Adjusted EBIT (non-GAAP)

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Net income — GAAP	$310	$282	$261
Interest expense, net of interest income (1)	104	153	152
Tax expense	82	61	86
EBIT (Non-GAAP)	$496	$496	$499
Repositioning costs	12	21	13
Foreign exchange gain on debt, net of related hedging gain	—	—	(1)
Factoring and notes receivables discount fees	3	4	4
Capital structure transformation expenses (2)	—	—	22
Gain on sale of equity investment	—	(27)	—
Other non-operating income (3)	(14)	(12)	(6)
Debt refinancing and redemption costs (4)	7	2	—
Acquisition and divestiture expenses	6	1	—
Adjusted EBIT (Non-GAAP)	$510	$485	$531
(1)Reflects interest income of $4 million, $3 million and $7 million for the year ended December 31, 2025, 2024 and 2023, respectively.
(2)Includes the loss on remeasurement of the Series A Preferred Stock Agreements as well as third-party legal and advisory fees that are directly attributable to the Transaction.
(3)The adjustment for other non-operating income reflects the non-service component of net periodic pension costs and other income that are not considered directly related to the Company's operations.

(4)Reflects the third-party costs directly attributable to the refinancing of our credit facilities and any amendments.

Adjusted EBIT for the year ended December 31, 2025 compared with year ended December 31, 2024
For the year ended December 31, 2025, net income increased by $28 million versus the prior year as discussed above within "Results of Operations".
Adjusted EBIT increased by $25 million compared to the prior year, mainly from $29 million of higher sales volumes from gasoline and commercial vehicles, $29 million of productivity, net of labor inflation and stock based compensation, $24 million of commodity, transportation, and energy deflation, $23 million of favorable foreign exchange impacts and $20 million of lower RD&E costs. These increases were partially offset by $70 million of unfavorable product mix and $30 million of price net of inflation pass through.
For the year ended December 31, 2025, we saw increased demand in gasoline due to new application launches and program ramp-ups in Europe, North America and India. We also saw increased demand in commercial vehicles from off-highway applications that continue to recover from prior year softness in Europe, North America, India and China. These volume increases were partially offset by lower demand in diesel driven by the impact of lower industry production mainly in Europe and aftermarket off-highway applications in North America.
The increased productivity from our ability to flex our variable cost structure while driving sustained fixed cost productivity was partially offset by labor inflation and higher stock-based compensation. Gains in foreign currency from translational, transactional, and hedging effects in the year ended December 31, 2025, primarily driven by a higher Euro-to-U.S. dollar and CNY-to-U.S. dollar versus the prior period, accounted for a $23 million increase in Adjusted EBIT.
Adjusted EBIT for the year ended December 31, 2024 compared with year ended December 31, 2023
For the year ended December 31, 2024, net income increased by $21 million versus the prior year as discussed above within "Results of Operations".
Adjusted EBIT decreased by $46 million compared to the prior year, mainly from soft demand across all product lines except aftermarket, net of favorable product mix. Additionally, price net of inflation pass-through and unfavorable foreign exchange impacts further reduced Adjusted EBIT versus prior year. These declines were partially offset by operational productivity, net of labor inflation and repositioning costs, commodity, transportation, and energy deflation year-over-year and lower RD&E costs net of customer reimbursements.

During 2024, we saw a decline in demand for our gasoline, diesel, and commercial vehicle applications, partially offset by favorable demand in aftermarket for replacement parts in North America, China and Europe. Net sales also decreased due to price, net of inflation pass-through, driven by commodity price decreases.
We drove strong operational productivity in 2024, flexing our variable cost structure and driving fixed cost productivity of $82 million. This, coupled with commodity, transportation, and energy deflation of $81 million versus prior year, partially offset the impact of volume declines and allowed us to expand our Adjusted EBIT margin.
Losses in foreign currency from translational, transactional, and hedging effects accounted for $23 million of the decrease in Adjusted EBIT.
Liquidity and Capital Resources
Overview

	December 31,
	2025	2024
	(Dollars in millions)
Cash and cash equivalents	$177	$125
Restricted cash	2	1
Revolving Facility - available borrowing capacity	630	600
Revolving Facility - borrowings or letters of credit outstanding	—	—
Term Loan Facilities - principal outstanding	637	692
Senior Notes - principal outstanding	800	800
Bilateral letter of credit facility - utilized capacity	10	8
On January 30, 2025, the Company entered into a Restatement Agreement (the "Restatement Agreement"), which amends and restates the Credit Agreement, dated as of April 30, 2021 by and among the Company, Garrett Motion Holdings Inc., Garrett Motion Sàrl and Garrett LX I S.à.r.l., as borrowers, the lenders and issuing banks party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent. (as amended from time to time, the "Existing Credit Agreement" and as amended and restated by the Restatement Agreement, the "Credit Agreement"), under which we refinanced in full our $692 million 2021 Dollar Term Facility with a new 2025 Dollar Term Facility for the same aggregate principal amount. The 2025 Dollar Term Facility will mature on January 30, 2032, and initially bore interest at a spread equal to, at our option, the Adjusted Term SOFR Rate plus 2.25% per annum in the case of Term Benchmark Loans and the Alternate Base Rate plus 1.25% per annum in the case of ABR Loans (each as defined in the Credit Agreement). We also replaced our existing $600 million revolving facility under the Existing Credit Agreement with the New Revolving Facility under the Credit Agreement in an aggregate principal amount of $630 million. The maturity date of the New Revolving Facility is January 30, 2030.
On August 6, 2025, we entered into the First Amendment to the Credit Agreement, which reduced the Applicable Rate (as defined in the Credit Agreement) to the Adjusted Term SOFR Rate plus 2.00% per annum in the case of Term Benchmark Loans and the Alternate Base Rate plus 1.00% per annum in the case of ABR Loans.
During the year ended December 31, 2025, we repaid $50 million on our 2025 Dollar Term Facility and paid cash dividends of $52 million. For more information, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends.
For 2026, we expect capital spending to increase as compared to 2025. We expect to make net repayments of $7 million on our term loan borrowings and contributions of approximately $5 million on our non-U.S. pension plans. We expect to pay approximately $45 million related to purchase obligations which were entered into with various vendors in the normal course of business and are consistent with our expected requirements. Finally, we also expect to continue to declare and pay quarterly dividends on our Common Stock.
We fund our operations primarily through cash flows from operating activities, borrowings from our credit facilities and cash and cash equivalents. We believe the combination of expected cash flows, the term loan borrowings and the revolving credit facilities that are committed until 2030, will provide us with adequate liquidity to support the Company's operations.

Share Repurchase Program
On December 4, 2024, the Board of Directors authorized a $250 million share repurchase program valid from January 1, 2025, until December 31, 2025. For more information, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Issuer Purchases of Equity Securities.
During the year ended December 31, 2025, the Company repurchased $208 million of its Common Stock. The share repurchase program expired on December 31, 2025.
On December 3, 2025, the Board of Directors authorized a new $250 million share repurchase program valid from January 1, 2026, until December 31, 2026.
Off-Balance Sheet Arrangement
The Company did not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources as of December 31, 2025 and 2024.
Cash Flow Summary for the Years Ended December 31, 2025 and 2024
Our cash flows from operating, investing and financing activities for the years ended December 31, 2025 and 2024, as reflected in the Consolidated Financial Statements included in this Annual Report, are summarized as follows:

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$413	$408
Investing activities	(41)	(14)
Financing activities	(326)	(520)
Effect of exchange rate changes on cash	7	(8)
Net increase (decrease) in cash and cash equivalents	$53	$(134)
Cash Flow Summary for the year ended December 31, 2025
Cash provided by operating activities increased by $5 million for the year ended December 31, 2025 versus the prior year. The increase was driven by a $28 million increase in net income, a $8 million increase in non-cash charges and a $6 million change in working capital. These increases were partially offset by an unfavorable change in other assets and liabilities of $37 million.
Cash used for investing activities increased by $27 million for the year ended December 31, 2025 versus the prior year. The increase is due to $46 million of proceeds received in the prior year from the sale of our unconsolidated joint venture, and $3 million of lower proceeds from cross currency swap contracts that have been designated as net investment hedges of our Euro-denominated operations. These impacts were partially offset by $19 million in lower capital expenditures on property, plant and equipment versus the prior year and $3 million received for the first deferred payment on the sale of our unconsolidated joint venture.
Cash used for financing activities decreased by $194 million for the year ended December 31, 2025 compared with the prior year. During 2025, we made an aggregate of $139 million in debt repayments on our term loan facilities. We also made payments of $208 million for the repurchase of Common Stock under our share repurchase program, $52 million for dividends, $3 million for excise taxes related to Common Stock repurchases, $2 million for debt issuance costs and $2 million for other financing activities during the current year. These payments were partially offset by proceeds of $80 million, net of deferred financing costs, following the amendment and restatement of our Credit Agreement as further discussed in Note 15, Long-term Debt and Credit Agreements of the Notes to the Consolidated Financial Statements. In addition we borrowed and repaid $70 million from our revolving credit facilities. In comparison, cash used for financing activities in the prior year was primarily related to an aggregate of $992 million in debt repayments on our term loan facilities. We also made payments of $296 million for the repurchase of Common Stock under our share repurchase program, $8 million for debt issuance costs, $8 million for excise taxes related to Common Stock repurchases and $9 million for other financing activities during 2024. These payments were partially offset by proceeds of $794 million, net of deferred financing costs, from the issuance of our 2032 Senior Notes.
Cash Flow Summary for the year ended December 31, 2024
For a comparison of our cash flows for the year ended December 31, 2024 compared with the year ended December 31, 2023, refer to our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 20, 2025, under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Expenditures
We believe our recent capital spending has been sufficient to maintain efficient production capacity, support key product and process redesigns and expand capacity to meet increased demand. For 2026, we expect capital expenditures to increase relative to 2025, primarily due to new or additional investments in our zero emissions technology portfolio.

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
Contingent Liabilities — We are subject to lawsuits, investigations and claims that arise out of the conduct of our global business operations or those of previously owned entities, including matters relating to commercial transactions, government contracts, product liability, prior acquisitions and divestitures, employee benefit plans, intellectual property, legal and environmental, health and safety matters. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on a careful analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Such analysis includes making judgments concerning matters such as the costs associated with environmental matters, the outcome of negotiations, and the impact of evidentiary requirements. Because most contingencies are resolved over long periods of time, liabilities may change in the future due to new developments (including new discovery of facts, changes in legislation and outcomes of similar cases through the judicial system), changes in assumptions or changes in our settlement strategy. See Note 23, Commitments and Contingencies of the Notes to the Consolidated Financial Statements for a discussion of management’s judgment applied in the recognition and measurement of our most significant contingencies.
Warranties and Guarantees — Expected warranty costs for products sold are recognized based on an estimate of the amount that eventually will be required to settle such obligations. These accruals are based on factors such as past experience, length of the warranty and various other considerations. Costs of product recalls, which may include the cost of the product being replaced as well as the customer’s cost of the recall, including labor to remove and replace the recalled part, are accrued as part of our warranty accrual at the time an obligation becomes probable and can be reasonably estimated. These estimates are adjusted from time to time based on facts and circumstances that impact the status of existing claims. See Note 23, Commitments and Contingencies of the Notes to the Consolidated Financial Statements included herein for additional information.
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
Other Matters
Litigation and Environmental Matters
See Note 23, Commitments and Contingencies of the Notes to the Consolidated Financial Statements for a discussion of material litigation and environmental matters.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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
We hedge forecasted currency exposure to minimize the earnings exposures arising from foreign currency exchange risk on foreign currency purchases and sales. Under our cash flow hedging program, we designate certain foreign currency forward contracts as cash flow hedges of underlying foreign currency forecasted purchases and sales, with gains and losses on the qualifying derivatives recorded in Accumulated other comprehensive income ("AOCI") in the Consolidated Balance Sheet until the underlying forecasted transactions are recognized in earnings. These contracts have varying terms that extend through 2027. We also utilize undesignated foreign currency forward contracts to partially offset gains and losses on the foreign currency remeasurement of balance sheet positions.
Effective with our entry into the Credit Agreement, the Company entered into float-to-float cross-currency swap contracts to limit its exposure to investments in certain foreign subsidiaries exposed to foreign exchange fluctuations. The cross-currency swap contracts have been designated as net investment hedges of its Euro-denominated operations. Gains and losses on the derivatives qualifying as net investment hedges are recorded in AOCI until the net investment is liquidated or sold.
The Company also uses fixed-to-fixed cross-currency swap contracts to mitigate the foreign currency risk on its 2032 Senior Notes. The cross-currency swap contracts are designated as cash flow hedges, with changes in the fair value of the derivatives recorded in AOCI and reclassified into earnings based upon changes in the spot rate remeasurement of the underlying debt.
As of December 31, 2025, the net fair value of all financial instruments with exposure to currency risk was a $163 million liability. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be $225 million and $(229) million, respectively, at December 31, 2025 exchange rates. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
Interest Rate Risk
Our exposure to risk based on changes in interest rates relates primarily to our Credit Agreement. The Credit Agreement bears interest at floating rates. For variable rate debt, interest rate changes generally do not affect the fair market value of such debt assuming all other factors remain constant but do impact future earnings and cash flows. Accordingly, we may be exposed to interest rate risk on borrowings under the Credit Agreement. We manage this risk by entering into interest rate swap contracts to convert floating rate debt to fixed rate debt to reduce market risk associated with changes in interest rates. As of December 31, 2025, the net fair value of all financial instruments with exposure to interest rate risk was a $16 million liability.
For our outstanding borrowings under the Credit Agreement as of December 31, 2025, a 50 basis point increase (decrease) in interest rates would have increased (decreased) our interest expense by $3 million and ($3) million, respectively, compared to the amount of interest that would have been incurred in such period based on the rates of interest in effect at December 31, 2025. For additional information regarding our Credit Agreement, see Note 15, Long-term Debt and Credit Agreements of the Notes to the Consolidated Financial Statements.
Commodity Price Risk
We do not utilize derivative contracts to manage commodity price risk, and we are subject to changes in our cost of sales caused by movements in underlying commodity prices. Approximately 79% of our cost of sales consists of purchased components with significant raw material content. A substantial portion of the purchased parts are made of nickel, aluminum and steel alloys. We have index-based escalators in place with most of our suppliers for raw material inflation / deflation. As our costs change, we may be contractually able to pass through a portion of the changes in commodity prices to certain of our customers in accordance with long-term agreements. Where long-term pass-through agreements are not in place with customers, we generally seek to negotiate additional pricing arrangements with our customers. Assuming current levels of commodity purchases, a 10% variation in the commodity prices could impact our cost of sales by up to approximately $39 million per year prior to any price recovery from customers.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Garrett Motion Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Garrett Motion Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those consolidated financial statements.

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
February 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Garrett Motion Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Garrett Motion Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), cash flows and equity (deficit), for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements").
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with the accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Net Sales and Accrued Liabilities - Customer Pricing Reserve related to Variable Consideration – Refer to Notes 2 and 14 to the Financial Statements
Critical Audit Matter Description
As disclosed in Notes 2 and 14 to the consolidated financial statements, the Company records net sales at the amount of consideration the Company expects to receive in exchange for transferring the promised goods, which includes estimates of variable consideration to the extent it is probable that a significant reversal of revenue recognized will not occur. Variability in consideration typically results from discounts and rebates provided to customers. The estimated variable consideration is based primarily on management’s best available information regarding customer negotiations, historical experience, and anticipated future customer pricing strategies. Estimating the customer pricing reserve related to variable consideration requires significant judgments by management that affect the amount of revenue recorded in the financial statements. The amount of customer pricing reserve as of December 31, 2025 is $88 million.
Given the significant estimates and assumptions management makes to estimate future discounts and rebates, auditing management's estimates of the amount of customer pricing reserve related to variable consideration to recognize as net sales required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the estimate of variable consideration included in the customer pricing reserve comprise the following, among others:
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
◦Inquired of individuals in the Company’s finance, operations and sales departments regarding the customer negotiations and examined supporting evidence as applicable.
◦Performed a retrospective assessment of the previous year's accruals within the customer pricing reserve to assess whether they were appropriately utilized throughout the current period, to conclude on management's ability to make reliable forecasts.
◦Tested the mathematical accuracy of the variable consideration calculation.

/s/ Deloitte SA
Geneva, Switzerland
February 19, 2026
We have served as the Company’s auditor since 2018.

GARRETT MOTION INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions except per share amounts)
Net sales (Note 3)	$3,584	$3,475	$3,886
Cost of goods sold	2,853	2,770	3,130
Gross profit	731	705	756
Selling, general and administrative expenses	240	240	247
Other expense, net (Note 4)	10	6	5
Interest expense	108	156	159
Gain on sale of equity investment (Note 26)	—	(27)	—
Non-operating income, net (Note 5)	(19)	(13)	(2)
Income before taxes	392	343	347
Tax expense (Note 6)	82	61	86
Net income	310	282	261
Less: preferred stock dividends (Note 19)	—	—	(80)
Less: preferred stock deemed dividends (Note 19)	—	—	(232)
Net income (loss) available for distribution	$310	$282	$(51)

Earnings (Loss) per share (Note 22)
Basic	$1.55	$1.27	$(0.31)
Diluted	$1.52	$1.26	$(0.31)

Weighted average common shares outstanding
Basic	199,758,058	222,316,484	166,595,397
Diluted	203,623,998	224,121,156	166,595,397
The Notes to the Consolidated Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Net income	$310	$282	$261
Foreign exchange translation adjustment	(83)	30	(13)
Defined benefit pension plan adjustment, net of tax (Note 24)	(1)	5	(2)
Changes in fair value of effective cash flow hedges, net of tax (Note 17)	4	(8)	(15)
Changes in fair value of net investment hedges, net of tax (Note 17)	(131)	49	(9)
Total other comprehensive (loss) income	(211)	76	(39)
Comprehensive income	$99	$358	$222
The Notes to the Consolidated Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$177	$125
Restricted cash (Note 2)	2	1
Accounts, notes and other receivables, net (Note 7)	703	687
Inventories, net (Note 9)	339	286
Other current assets (Note 10)	98	94
Total current assets	1,319	1,193
Investments and long-term receivables	11	10
Property, plant and equipment, net (Note 12)	462	449
Goodwill (Note 13)	193	193
Deferred income taxes (Note 6)	210	207
Other assets (Note 11)	172	224
Total assets	$2,367	$2,276
LIABILITIES
Current liabilities:
Accounts payable	$1,061	$972
Current maturities of long-term debt (Note 15)	7	7
Accrued liabilities (Note 14)	295	299
Total current liabilities	1,363	1,278
Long-term debt (Note 15)	1,411	1,464
Deferred income taxes (Note 6)	32	25
Other liabilities (Note 18)	363	182
Total liabilities	$3,169	$2,949
COMMITMENTS AND CONTINGENCIES (Note 23)
EQUITY (DEFICIT)
Common Stock, par value $0.001; 1,000,000,000 and 1,000,000,000 shares authorized, 242,549,685 and 240,987,329 issued and 190,556,297 and 206,387,938 outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	1,240	1,213
Retained deficit	(1,384)	(1,653)
Accumulated other comprehensive (loss) income (Note 20)	(138)	73
Treasury Stock, at cost; 51,993,388 and 34,599,391 shares as of December 31, 2025 and 2024, respectively (Note 19)	(520)	(306)
Total deficit	(802)	(673)
Total liabilities and deficit	$2,367	$2,276
The Notes to the Consolidated Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$310	$282	$261
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	9	7	24
Depreciation	99	90	90
Amortization of deferred debt issuance costs	7	37	20
Loss on remeasurement of forward purchase contract	—	—	13
Gain on sale of equity investment	—	(27)	—
Foreign exchange (gain) loss	(66)	27	(15)
Stock compensation expense	27	23	14
Pension expense	(8)	(6)	(1)
Unrealized loss (gain) on derivatives	73	(2)	51
Other	10	(6)	7
Changes in assets and liabilities:
Accounts, notes and other receivables	22	89	1
Inventories	(35)	(48)	12
Other assets	(18)	(25)	(2)
Accounts payable	8	(52)	8
Accrued liabilities	(46)	26	(8)
Other liabilities	21	(7)	(10)
Net cash provided by operating activities	413	408	465
Cash flows from investing activities:
Expenditures for property, plant and equipment	(72)	(91)	(83)
Proceeds from cross-currency swap contracts	28	31	28
Proceeds from sale of equity investment	3	46	—
Net cash used for investing activities	(41)	(14)	(55)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of deferred financing costs	80	794	667
Proceeds from revolving credit facilities	70	—	—
Payments of long-term debt	(139)	(992)	(207)
Payments of revolving credit facilities	(70)	—	—
Payments for dividends	(52)	—	(42)
Repurchases of Series A Preferred Stock	—	—	(580)
Repurchases of Common Stock	(208)	(296)	(213)
Excise tax on Common Stock repurchase	(3)	(8)	—
Payments of Additional Amounts for conversion of Series A Preferred Stock	—	—	(25)
Payments for debt and revolving facility financing costs	(2)	(8)	(2)
Other	(2)	(10)	(1)
Net cash used for financing activities	(326)	(520)	(403)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	7	(8)	5
Net increase (decrease) in cash, cash equivalents and restricted cash	53	(134)	12
Cash, cash equivalents and restricted cash at beginning of period	126	260	248
Cash, cash equivalents and restricted cash at end of period	$179	$126	$260
Supplemental cash flow disclosures:
Income taxes paid (net of refunds and credits)	$62	$64	$60
Interest paid	95	88	89
Supplemental disclosure of non-cash financing activities:
Dividends declared, not paid	$—	$13	$—
The Notes to the Consolidated Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

	Series A Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Deficit
	Shares	Amount	Shares (1)	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2022	246	$—	64	$—	$—	$—	$1,333	$(1,485)	$36	$(116)
Net income	—	—	—	—	—	—	—	261	—	261
Repurchases of Series A Preferred Stock	(70)	—	—	—	—	—	(366)	(201)	—	(567)
Repurchases of Common Stock	—	—	(28)	—	—	—	—	(213)	—	(213)
Excise tax on share repurchases	—	—	—	—	—	—	—	(8)	—	(8)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(39)	(39)
Preferred Stock dividends	—	—	—	—	—	—	—	(42)	—	(42)
Issuance of Common Stock for preference dividends	—	—	26	—	—	—	209	(209)	—	—
Conversion of Series A Preferred Stock to Common Stock	(176)	—	176	—	—	—	—	(25)	—	(25)
Stock-based compensation	—	—	—	—	—	—	14	—	—	14
Balance at December 31, 2023	—	$—	238	$—	$—	$—	$1,190	$(1,922)	$(3)	$(735)
Net income	—	—	—	—	—	—	—	282	—	282
Share repurchases	—	—	—	—	34	(296)	—	—	—	(296)
Excise tax on share repurchases	—	—	—	—	—	(3)	—	—	—	(3)
Shares issued under stock plan, net of shares withheld for employee taxes	—	—	3	—	1	(7)	—	—	—	(7)
Other comprehensive income, net of tax	—	—	—	—	—	—	—	—	76	76
Common Stock dividends	—	—	—	—	—	—	—	(13)	—	(13)
Stock-based compensation	—	—	—	—	—	—	23	—	—	23
Balance at December 31, 2024	—	$—	241	$—	$35	$(306)	$1,213	$(1,653)	$73	$(673)
Net income	—	—	—	—	—	—	—	310	—	310
Share repurchases	—	—	—	—	17	(208)	—	—	—	(208)
Excise tax on share repurchases	—	—	—	—	—	(2)	—	—	—	(2)
Shares issued under stock plan, net of shares withheld for employee taxes	—	—	2	—	—	(4)	—	—	—	(4)
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—	(211)	(211)
Common Stock dividends	—	—	—	—	—	—	—	(41)	—	(41)
Stock-based compensation	—	—	—	—	—	—	27		—	27
Balance at December 31, 2025	—	$—	243	$—	52	$(520)	$1,240	$(1,384)	$(138)	$(802)
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
Restricted Cash
Restricted cash primarily consists of bank deposits pledged as collateral to issue bank notes (refer to Note 8, Factoring and Notes Receivable).
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
Impairment testing of long lived assets is completed by the Company in accordance with ASC 360, Property, Plant and Equipment. The testing is completed when a triggering event occurs, or at least on an annual basis to assess if any impairment triggering events existed during the year. If a triggering event occurs or is identified, the impairment testing is completed using the two-step impairment model. Asset classes are identified and tested for recoverability by comparing the net carrying value of the asset group to the undiscounted net cash flows to be generated from the use and eventual disposition of that asset group. If the carrying amount of an asset group is not recoverable, an impairment loss is recognized if the carrying amount exceeds the fair value. The impairment analysis was completed in 2025 with no triggering events identified.
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
Research, Development and Engineering
Garrett conducts research, development and engineering (“RD&E”) activities which consist primarily of the development of new products and product applications. RD&E costs are included in Cost of goods sold. Customer reimbursements are netted against gross RD&E expenses as they are considered a recovery of cost. RD&E costs are charged to expense as incurred unless the Company has a contractual guarantee of reimbursement from the customer, in which case the related costs are capitalized. Total RD&E expenses, net of customer reimbursements, amounted to $151 million, $161 million and $163 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, $52 million and $29 million, respectively, of contractually reimbursable costs were capitalized. These amounts are recorded within Other current assets and Other assets in the Consolidated Balance Sheets.

Government Incentives
The Company receives incentives from governmental entities related to expenses, assets, and other activities. The associated terms of the incentives can vary by country. Government incentives are recorded in the financial statements in accordance with their purpose as a reduction of expense, a reduction of asset cost or other operating or non-operating income. Incentives are recognized when there is probable assurance that the Company will comply with the conditions for the incentives and a reasonable expectation that the funds will be received. Government incentives received prior to being earned are recognized as deferred income whereas incentives earned prior to being received are recognized as receivables. The Company recognized government incentives of $18 million, $19 million and $14 million for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are recorded in Cost of goods sold and Selling, general and administrative expenses in the Consolidated Statements of Operations.
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

	Supplier Financing Obligations Outstanding	Guaranteed Bank Notes Outstanding
	(Dollars in millions)
Balance at December 31, 2023	$68	$193
Obligations added to the program	249	340
Obligations settled	(250)	(386)
Foreign currency translation	(3)	(6)
Balance at December 31, 2024	64	141
Obligations added to the program	279	337
Obligations settled	(271)	(326)
Foreign currency translation	(3)	6
Balance at December 31, 2025	$69	$158
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
Stock-Based Compensation
The principal awards issued under our stock-based compensation plans, which are described in Note 21, Stock-Based Compensation, are performance stock units and restricted stock units. The cost for such awards is measured at the grant date based on the fair value of the award. Compensation expense is recognized over the requisite service periods (generally the vesting period of the equity award) based on the Company's best estimate of ultimate performance against the award targets, and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations. The Company accounts for forfeitures as they occur.

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
Earnings per share

Basic earnings per share for the years ended December 31, 2025, 2024 and 2023 are calculated using the two-class method. In 2025 and 2024, the deferred stock units related to the stock-based compensation plan contain non-forfeitable rights to dividends and are considered as participating securities, while in 2023 our Series A Preferred Stock was considered a participating security prior to its conversion into Common Stock and cancellation pursuant to the Transaction. The two-class method requires an allocation of earnings to all securities that participate in dividends with common shares to the extent that each such security may share in the Company's earnings. Basic earnings per share are calculated by dividing undistributed earnings allocated to Common Stock by the weighted average number of common shares.

Diluted earnings per share for the years ended December 31, 2025 and 2024 are calculated by applying the two-class method for participating securities and then incorporating the dilutive effects of other potential common shares, determined using methods such as the treasury stock method, to arrive at the most dilutive EPS. Diluted earnings per share for the year ended December 31, 2023 are calculated by evaluating the more dilutive impact of both the two-class method and the if-converted method. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities. See Note 22, Earnings Per Share for further details.
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
We lease certain facilities and receive property maintenance services from Honeywell International ("Honeywell") which, as of April 30, 2021 was the owner of our Series B Preferred Stock that has since been fully redeemed by the Company, is a holder of our Common Stock and was also a holder of our Series A Preferred Stock prior to the Transaction, as discussed below and in Note 19, Equity. We also contract with Honeywell for the occasional purchase of certain goods and services. Lease and service agreements were made at commercial terms prevalent in the market at the time they were executed. Honeywell is not considered a related party subsequent to the Transaction, which occurred on June 6, 2023.
Our payments under the agreements with Honeywell during the period that they were considered a related party amounted to $2 million for the year ended December 31, 2023 and were included in Cost of goods sold, and Selling, general and administrative expenses, in our Consolidated Statements of Operations.
As discussed in Note 19, Equity, in order to effect the Transaction, on April 12, 2023 (the "Transaction Date"), the Company entered into separate definitive agreements (the "Series A Preferred Stock Agreements") with each of Centerbridge Partners, L.P. (“Centerbridge”) and funds managed by Oaktree Capital Management, L.P. (“Oaktree”), to effect a series of integrated transactions (collectively, the "Transaction") designed to simplify the Company's capital structure by converting all outstanding shares of Series A Preferred Stock into a single class of Common Stock, subject to certain conditions. Each of Centerbridge and Oaktree is a holder of our Common Stock and appoints a director to our Board of Directors. Mr. Kevin Mahony, who serves as a Senior Managing Director of Centerbridge, and Mr. Steven Tesoriere, who serves as a Managing Director and Co-Portfolio Manager of Oaktree, have been appointed to our Board of Directors as designees of Centerbridge and Oaktree, respectively. As described more fully in Note 19, Equity, in connection with the Transaction, we paid to Centerbridge and Oaktree an aggregate of approximately $570 million for the repurchase of shares of Series A Preferred Stock, plus an aggregate of approximately $10 million and 7,276,036 shares of Common Stock representing the Additional Amounts and Accumulated Dividends in respect of the repurchased shares of Series A Preferred Stock. Additionally, in connection with the conversion of the Series A Preferred Stock that each of Centerbridge and Oaktree held as of the conversion date, we issued to Centerbridge and Oaktree an aggregate of 65,334,277 shares of Common Stock upon the conversion of an equivalent number of shares of Series A Preferred Stock, plus Additional Amounts and Accumulated Dividends of approximately $9 million and 6,819,540 shares of Common Stock.
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

During 2024, we repurchased from Centerbridge a total of 2,808,988 shares of Common Stock for $25 million under our share repurchase program. During 2025, we also repurchased from Oaktree a total of 7,500,000 shares of Common Stock for $103 million under our share repurchase program. The repurchased shares are held as treasury stock.
Recently Issued Accounting Pronouncements
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update increase the transparency around income tax information through improvements to disclosures primarily related to the rate reconciliation and income taxes paid information. The Company adopted the new guidance as of January 1, 2025, and applied the amendments retrospectively to all prior periods presented in our financial statements.
Accounting Standards Issued But Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this update require disclosure of specified information about certain costs and expenses. In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The guidance, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026 on a prospective basis, with early adoption permitted. The Company is currently evaluating the guidance to determine the impact on its disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments revise the capitalization criteria for internal-use software costs and eliminate stage-based development guidance. The update is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the guidance to determine the impact on its accounting policies and disclosures.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The amendments in this update establish the accounting for a government grant received by a business entity. The guidance is effective for fiscal years beginning after December 15, 2029, with early adoption permitted. The Company is currently evaluating the guidance to determine the impact on its accounting policies and disclosures.
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
Disaggregated Revenue
For Net sales by region (determined based on country of shipment) and channel, refer to Note 25, Segments and Concentrations. We recognize virtually all of our revenues arising from performance obligations at a point in time. Less than 1% of our revenue is satisfied over time.
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
These assets and liabilities are reported on the Consolidated Balance Sheets on a contract-by-contract basis at the end of each reporting period.
The following table summarizes our contract assets and liabilities balances:

	2025	2024
	(Dollars in millions)
Contract assets—January 1	$40	$38
Contract assets—December 31	48	40
Change in contract assets—Increase/(Decrease)	$8	$2
Contract liabilities—January 1	$(8)	$(11)
Contract liabilities—December 31	(10)	(8)
Change in contract liabilities—(Increase)/Decrease	$(2)	$3
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
Note 4. Other Expense, Net

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Factoring and notes receivables discount fees	$3	$4	$4
Supplier financing fees	1	1	1
Debt refinancing costs	$6	$—	$—
Other	$—	$1	$—
	$10	$6	$5
Note 5. Non-Operating Income, Net

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Equity income of affiliated companies	$—	$(2)	$(7)
Interest income	(4)	(3)	(7)
Pension income — non service	(15)	(13)	(7)
Foreign exchange (income) loss	(1)	4	6
Loss on remeasurement (1)	—	—	13
Others, net	1	1	—
	$(19)	$(13)	$(2)
(1)    Relates to the loss on remeasurement of the Series A Preferred Stock Agreements related to the Transaction. Refer to Note 19, Equity.

Note 6. Income Taxes
The sources of income (loss) from continuing operations, before income taxes, classified between domestic entities and those entities domiciled outside of the U.S., are as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Domestic entities	$(40)	$(65)	$(94)
Entities outside the U.S.	432	408	441
	$392	$343	$347
Tax expense (benefit)
Tax expense (benefit) consists of:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Current tax expense (benefit):
Federal	$18	$(3)	$12
State	1	1	—
Foreign	54	56	50
Total current tax expense (benefit)	$73	$54	$62
Deferred tax expense (benefit):
Federal	$(6)	$(9)	$(14)
State	—	(1)	1
Foreign	15	17	37
Total deferred tax expense (benefit)	$9	$7	$24
Total income tax expense (benefit):
Federal	$12	$(12)	$(2)
State	1	—	1
Foreign	69	73	87
Total income tax expense (benefit)	$82	$61	$86
Effective Tax Rate
Effective tax rate includes:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in millions)
U.S. federal statutory tax rate	$82	21.0%	$72	21.0%	$73	21.0%
Domestic state and local income taxes, net of federal income tax effect (1)	—	0.1%	—	(0.1)%	1	0.3%
Tax credits	(1)	(0.3)%	(2)	(0.7)%	(2)	(0.5)%
Nontaxable or nondeductible items	—	(0.1)%	—	(0.1)%	1	0.3%
Effect of cross-border tax laws (2)
Global intangible low-taxed income	17	4.3%	11	3.3%	19	5.6%
US effects of foreign partnership	(1)	(0.2)%	6	1.8%	(1)	(0.4)%
Other	(2)	(0.4)%	3	0.8%	1	0.2%
Changes in valuation allowances	3	0.8%	—	—%	1	0.4%
Other	(4)	(1.0)%	1	0.3%	(2)	(0.7)%
Foreign tax effects
China
Enacted changes in tax laws or rates	—	—%	—	—%	28	7.9%
Remeasurement deferred taxes	(11)	(2.9)%	—	—%	—	—%
Tax on distributions	3	0.8%	8	2.5%	2	0.6%
Other	6	1.6%	—	(0.1)%	(4)	(1.1)%
Switzerland
Statutory tax rate difference between Switzerland and US	(30)	(7.7)%	(26)	(7.7)%	(27)	(7.8)%
Changes in valuation allowances	1	0.2%	—	0.1%	8	2.3%
Enacted changes in tax laws or rates	—	—%	—	—%	(20)	(5.8)%
Tax on distributions	1	0.2%	7	2.2%	—	(0.1)%
Investment in JVs	—	—%	3	1.0%	(2)	(0.5)%
Cantonal tax	11	2.8%	15	4.5%	4	1.0%
Statutory impairment of investment in subsidiary - 2024 RTP	(7)	(1.7)%	—	—%	—	—%
Other	—	—%	(6)	(1.7)%	3	0.8%
India	8	2.0%	7	1.9%	3	0.8%
Thailand	—	—%	5	1.3%	—	—%
Brazil
Changes in valuation allowances	—	—%	(19)	(5.6)%	—	0.1%
Other	3	0.7%	(2)	(0.5)%	1	0.2%
Korea
Tax refund	—	—%	—	—%	(4)	(1.2)%
Other	1	0.2%	1	0.3%	—	(0.1)%
Stateless	—	—%	(6)	(1.7)%	—	—%
Other foreign jurisdictions	4	1.0%	5	1.5%	7	2.6%
Changes in unrecognized tax benefits	(2)	(0.5)%	(22)	(6.5)%	(4)	(1.1)%
Effective Tax Rate	$82	20.9%	$61	17.8%	$86	24.8%

(1) State taxes in Michigan and Indiana make up the majority (greater than 50 percent) of the tax effect in this category.

(2) Amounts reflected as net of related foreign tax credits.
The effective tax rate increased by 3.1 percentage points in 2025 compared to 2024. The increase was primarily due to additional unrecognized tax benefits in Switzerland and China as well as prior year benefits associated with the release of valuation allowance related to deferred tax assets in Brazil (net of U.S. branch taxes) and prior year benefits associated with statute of limitation expiration and settlement of audits in Switzerland and Korea. These increases were partially offset by the revaluation of deferred tax assets related to intellectual property transferred within China which was subject to tax at different rates.
The effective tax rate decreased by 7.0 percentage points in 2024 compared to 2023. The decrease was primarily due to releases of reserves due to statute of limitation expirations and settlements with taxing authorities and release of valuation allowance related to deferred tax assets in Brazil (net of U.S. branch taxes). In addition, there was prior year expense due to rate change impact on deferred tax assets attributable to the certification by the Chinese government of the High and New Technology Enterprise status of the Company’s China operations, which reduced the tax rate to 15% for the respective entity. These increases were partially offset by prior year tax benefits in Switzerland due to law changes (net of valuation allowance) and in Korea for prior year tax settlements.
Deferred tax assets (liabilities)
The tax effects of temporary differences and tax carryforwards which give rise to future income tax benefits and payables are as follows:

	December 31,
	2025	2024
	(Dollars in millions)
Deferred tax assets:
Intangibles and fixed assets	$114	$112
Accruals and reserves	31	29
Net operating losses and other tax attribute carryforwards	42	34
Outside basis differences	1	29
Other	94	70
Total deferred tax assets	282	274
Valuation allowance	(37)	(29)
Net deferred tax assets	$245	$245
Deferred tax liabilities:
Outside basis differences	$(41)	$(18)
Other	(26)	(45)
Total deferred tax liabilities	(67)	(63)
Net deferred tax asset	$178	$182

As of December 31, 2025, the Company had foreign net operating loss carryforwards of approximately $67 million with the majority in the below jurisdictions:

Jurisdiction	Expiration Period	Net Operating Loss Carryforwards
		(Dollars in millions)
Brazil	Indefinite	$54
Luxembourg	2039	10
Other	Various	3
		$67
We also have net operating loss carryforwards in certain U.S. state jurisdictions, the tax effect of which is not significant.
We maintain a valuation allowance of $37 million against a portion of total deferred tax assets. In the event we determine that we will not be able to realize our net deferred tax assets in the future, we will reduce such amounts through an increase to tax expense in the period such determination is made. Conversely, if we determine that we will be able to realize net deferred tax assets in excess of the carrying amounts, we will decrease the recorded valuation allowance through a reduction to tax expense in the period that such determination is made. Our valuation allowance increased $8 million from last year. Our balance sheet presents a deferred tax asset of $210 million and a deferred tax liability of $32 million after considering jurisdictional netting.

The Company does not intend to permanently reinvest the undistributed earnings of our foreign subsidiaries and have recorded a deferred tax liability, mainly consisting of withholding taxes, of $23 million as of December 31, 2025.
The following table summarizes the activity related to the Company’s uncertain tax positions (excluding interest and penalties and related tax attributes):

	December 31,
	2025	2024	2023
	(Dollars in millions)
Change in unrecognized tax benefits:
Balance at beginning of year	$48	$66	$71
Gross increases related to current period tax positions	10	5	3
Gross increases related to prior periods tax positions	7	2	—
Gross decreases related to prior periods tax positions	—	—	—
Decrease related to resolutions of audits with tax authorities	—	(6)	—
Expiration of the statute of limitations for the assessment of taxes	(11)	(17)	(8)
Foreign currency translation	1	(2)	—
Balance at end of year	$55	$48	$66

As of December 31, 2025, 2024, and 2023 there were $55 million, $48 million, and $66 million, respectively, of unrecognized tax benefits that, if recognized, would be recorded as a component of tax expense.
Estimated interest and penalties related to uncertain tax benefits are classified as a component of tax expense in the Consolidated Statements of Operations and totaled $4 million of expense, $2 million of benefit, and $5 million of expense for the years ended December 31, 2025, 2024, and 2023, respectively. Accrued interest and penalties were $36 million, $32 million, and $34 million, as of December 31, 2025, 2024, and 2023, respectively.
We are currently under audit in multiple jurisdictions, primarily India for tax years 2022 through 2024 and U.S. for tax years 2018 through 2020. Based on the outcome of these examinations, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will significantly change from those recorded as liabilities in our financial statements.
Income Taxes Paid (Net of Refunds Received)

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
U.S. Federal	$4	$15	$17
U.S. State & Local	1	—	1
Foreign
Brazil	7	—	—
China	16	20	11
India	9	10	8
Japan	5	7	3
Korea	2	(1)	4
Switzerland - Federal	6	5	9
Switzerland - Cantonal	4	3	6
Other	8	12	12
Total Foreign	57	56	53
Balance at end of year	$62	$71	$71

Note 7. Accounts, Notes and Other Receivables—Net

	December 31,
	2025	2024
	(Dollars in millions)
Trade receivables	$533	$521
Notes receivables	113	96
Other receivables	66	74
	712	691
Less — Allowance for expected credit losses	(9)	(4)
	$703	$687
Trade receivables include $48 million and $40 million of unbilled balances as of December 31, 2025 and 2024, respectively.
Other receivables includes VAT receivables of $47 million and $50 million as of December 31, 2025 and 2024, respectively.
Note 8. Factoring and Notes Receivable
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

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Eligible receivables sold without recourse	$714	$701	$783
Guaranteed bank notes sold without recourse	176	161	92
The expenses related to the sale of trade receivables and guaranteed bank notes are recognized within Other expense, net in the Consolidated Statements of Operations, and were $3 million, $4 million and $4 million for the years ended December 31, 2025, 2024 and 2023, respectively.

	December 31,
	2025	2024
	(Dollars in millions)
Receivables sold but not yet collected by the bank from the customer	$—	$6
Guaranteed bank notes sold but not yet collected by the bank from the customer	—	—
As of December 31, 2025 and 2024, the Company has no guaranteed bank notes pledged as collateral.

Note 9. Inventories—Net

	December 31,
	2025	2024
	(Dollars in millions)
Raw materials	$268	$230
Work in process	20	18
Finished products	93	79
	$381	$327
Less — Reserves	(42)	(41)
	$339	$286

Note 10. Other Current Assets

	December 31,
	2025	2024
	(Dollars in millions)
Prepaid expenses	$18	$16
Taxes receivable	31	18
Advanced discounts to customers, current	13	18
Customer reimbursable engineering	18	29
Foreign exchange forward contracts	16	13
Other	2	—
	$98	$94

Note 11. Other Assets

	December 31,
	2025	2024
	(Dollars in millions)
Advanced discounts to customers, non-current	$31	$29
Operating right-of-use assets (Note 16)	49	52
Income tax receivable	21	21
Pension and other employee related	28	23
Customer reimbursable engineering costs	34	—
Derivatives designated as net investment hedges	—	70
Designated and undesignated derivatives	—	20
Other	9	9
	$172	$224
Note 12. Property, Plant and Equipment, Net

	December 31,
	2025	2024
	(Dollars in millions)
Land and improvements	$14	$13
Buildings and improvements	174	150
Machinery and equipment	784	702
Tooling	502	433
Software	110	90
Construction in progress	76	98
Others	28	25
	1,688	1,511
Less — Accumulated depreciation and amortization	(1,226)	(1,062)
	$462	$449
Depreciation and amortization expense amounted to $99 million, $90 million and $90 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, 2024 and 2023, capital expenditures included in accounts payable totaled $53 million, $60 million and $61 million, respectively.

Note 13. Goodwill
There were no changes to the carrying amount of goodwill for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
	(Dollars in millions)
Goodwill	$193	$193

Note 14. Accrued Liabilities

	December 31,
	2025	2024
	(Dollars in millions)
Customer pricing reserve	$88	$77
Compensation, benefits and other employee related	81	74
Repositioning	6	12
Product warranties and performance guarantees - Short-term	13	15
Income and other taxes	32	32
Customer advances and deferred income (1)	17	16
Accrued interest	12	14
Short-term lease liability (Note 16)	13	11
Freight accrual	9	9
Dividends payable (Note 19)	1	12
Designated and undesignated derivatives	11	8
Environmental liabilities	3	6
Other (primarily operating expenses)	9	13
	$295	$299
(1)Customer advances and deferred income include $10 million and $8 million of contract liabilities as of December 31, 2025 and 2024, respectively. See Note 3, Revenue Recognition and Contracts with Customers.
The Company incurs repositioning costs related to projects to optimize our product costs and to right-size our organizational structure. Expenses related to the repositioning costs are included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Statements of Operations.

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2023	$9	$—	$9
Charges	21	—	21
Usage—cash	(18)	—	(18)
Balance at December 31, 2024	12	—	12
Charges	12	—	12
Usage—cash	(18)	—	(18)
Balance at December 31, 2025	$6	$—	$6

Note 15. Long-term Debt and Credit Agreements
Long Term Debt
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
Term Loans
On January 30, 2025, the Company entered into the Restatement Agreement, which amended and restated the Existing Credit Agreement. Pursuant to the Restatement Agreement, the Company refinanced in full its $692 million U.S. Dollar term loan facility (the "2021 Dollar Term Facility") under the Existing Credit Agreement with a new $692 million term loan (the "2025 Dollar Term Facility") in an aggregate principal amount of $692 million. The 2025 Dollar Term Facility will mature on January 30, 2032.
The principal outstanding and carrying amounts of our long-term debt as of December 31, 2025 and 2024 are as follows:

			December 31,
(Dollars in millions)	Maturity Date	Interest Rate	2025	2024
2021 Dollar Term Facility	April 30, 2028	SOFR plus 275 bps	$—	$692
2025 Dollar Term Facility	January 30, 2032	SOFR plus 200 bps	637	—
2032 Senior Notes	May 31, 2032	7.75%	800	800
Other			2	1
Total principal outstanding			1,439	1,493
Less: unamortized deferred financing costs			(21)	(22)
Less: current portion of long-term debt			(7)	(7)
Total long-term debt			$1,411	$1,464
The following table summarizes the minimum scheduled principal repayments of long-term debt as of December 31, 2025:

December 31,
(Dollars in millions)
2026	$7
2027	7
2028	9
2029	7
2030	7
Thereafter	1,402
Total payments on long-term debt	$1,439
New Revolving Facility and Letters of Credit
Also on January 30, 2025, pursuant to the Restatement Agreement, the Company replaced its existing $600 million revolving commitments under the Existing Credit Agreement with new revolving commitments under the Credit Agreement in an aggregate principal amount of $630 million (the "New Revolving Facility" and, together with the New Term Loans, the "Credit Facilities"). The maturity date of the New Revolving Facility is January 30, 2030.
Under the New Revolving Facility, the Company may use up to $125 million for the issuance of letters of credit to its subsidiaries. Letters of credit are available for issuance under the Credit Agreement on terms and conditions customary for financings of this kind, which issuances will reduce availability under the New Revolving Facility. As of December 31, 2025, the Company had no borrowings outstanding under the New Revolving Facility, no outstanding letters of credit, and available borrowing capacity of $630 million. As of December 31, 2024, the Company had no borrowings outstanding under the Revolving Facility, no outstanding letters of credit, and available borrowing capacity of $600 million.
Separate from the New Revolving Facility, the Company has a bilateral letter of credit facility with outstanding letters of credit of $10 million and $8 million at December 31, 2025 and 2024, respectively. The letters of credit typically support customs arrangements and other obligations at its local affiliates.

Amendments to the Credit Agreement
On August 6, 2025, the Company entered into Amendment No. 1 (the "First Amendment") to the Credit Agreement, which reduced the Applicable Rate to the Adjusted Term SOFR Rate plus 2.00% per annum in the case of Term Benchmark Loans and the Alternate Base Rate plus 1.00% per annum in the case of ABR Loans.
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
The 2025 Dollar Term Facility is subject to an interest rate equal to, at the Company's option, the Adjusted Term SOFR Rate plus 2.00% per annum in the case of Term Benchmark Loans and the Alternate Base Rate plus 1.00% per annum in the case of ABR Loans.
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
In addition to paying interest on outstanding borrowings under the Revolving Facility, the Company is required to pay a quarterly commitment fee based on the unused portion of the New Revolving Facility, which is determined by our leverage ratio and ranges from 0.25% to 0.50% per annum.
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
Term Loans
The Company is obligated to make quarterly principal payments throughout the term of the 2025 Dollar Term Facility according to the amortization provisions in the Credit Agreement. Such payments may be reduced from time to time in accordance with the terms of the Credit Agreement as a result of the application of loan prepayments made by us, if any, prior to the scheduled date of payment thereof.
We may voluntarily prepay borrowings under the Credit Agreement without premium or penalty, subject to a 1.00% prepayment premium in connection with certain repricing events in connection with the 2025 Dollar Term facility during the period from the Credit Agreement Closing Date to the date that is six months following the First Amendment Closing Date and customary "breakage” costs with respect to SOFR and EURIBOR loans. We may also reduce the commitments under the New Revolving Facility, in whole or in part, in each case, subject to certain minimum amounts and increments.
The Credit Agreement also contains certain mandatory prepayment provisions in the event that we incur certain types of indebtedness, receive net cash proceeds from certain non-ordinary course asset sales or other dispositions of property or, starting with the fiscal year ending on December 31, 2024, 0.50% of excess cash flow on an annual basis (with step-downs to 25% and 0% subject to compliance with certain leverage ratios), in each case subject to terms and conditions customary for financings of this kind.
During the year ended December 31, 2024, we made early debt repayments totaling $985 million on our €450 million secured first-lien Euro term loan facility and our $700 million secured first-lien U.S. Dollar term loan facility. Both term loans were fully repaid as of December 31, 2024. The early repayments resulted in incremental amortization of debt issuance costs of $27 million, included within Interest expense in the Consolidated Statement of Operations.
During the year ended December 31, 2025, we made an early debt repayment of $50 million on our 2025 Dollar Term Facility. The early repayment resulted in incremental amortization of debt issuance costs of $1 million, included within Interest expense in the Consolidated Statement of Operations.
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
Term Loans
The Credit Agreement contains certain affirmative and negative covenants customary for financing of this type. The New Revolving Facility also contains a financial covenant requiring the maintenance of a consolidated total leverage ratio of not greater than 4.7 times as of the end of each fiscal quarter if, on the last day of any such fiscal quarter, the aggregate amount of loans and letters of credit (excluding backstopped or cash collateralized letters of credit and other letters of credit with an aggregate face amount not exceeding $30 million) outstanding under the New Revolving Facility exceeds 35% of the aggregate commitments thereunder.
As of December 31, 2025, the Company was in compliance with all its financing covenants.

Note 16. Leases
We have operating leases that primarily consist of real estate, machinery and equipment. As of December 31, 2025, the Company does not have any material finance leases. Our leases have remaining lease terms of up to 12 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.
The components of lease expense are as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Operating lease cost	$17	$17	$16
Short-term lease cost	3	—	—
Total lease cost	$20	$17	$16
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$17	$33	$13
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7	$11	$3
Finance leases	$1	$—	$—
Supplemental balance sheet information related to operating leases is as follows:

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Other assets	$49	$52
Accrued liabilities	13	11
Other liabilities	38	42

	Year Ended December 31,
	2025	2024
Weighted-average lease term (in years)	6.43	6.89
Weighted-average discount rate	6.25%	6.71%

Maturities of operating lease liabilities are as follows:

Year Ended December 31, 2025
(Dollars in millions)
2026	$15
2027	13
2028	8
2029	5
2030	3
Thereafter	16
Total lease payments	60
Less imputed interest	(9)
$51

Note 17. Financial Instruments and Fair Value Measures
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
As of December 31, 2025 and 2024, we had outstanding designated and undesignated forward currency exchange contracts with aggregate gross notional amounts of $1,374 million and $928 million, respectively, to hedge foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar and Korean Won.
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

Fair Value of Financial Instruments

The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2025 and 2024:

			Fair Value
	Notional Amounts		Assets			Liabilities
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024		December 31, 2025	December 31, 2024
	(Dollars in millions)
Designated instruments:
Forward currency exchange contracts	$637	$331	$15	$4	(a)	$8	$6	(c)
Cross-currency swaps	1,775	1,515	—	82	(b)	169	—	(d)
Interest rate swaps	625	—	—	—	(b)	16	—	(d)
Subtotal	3,037	1,846	15	86		193	6
Undesignated instruments:
Interest rate swaps	—	470	—	9	(b)	—	3	(d)
Forward currency exchange contracts	737	597	2	9	(a)	3	2	(c)
Subtotal	737	1,067	2	18		3	5
Total designated and undesignated instruments	$3,774	$2,913	$17	$104		$196	$11

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
During 2024, in order to mitigate foreign currency risk on its 2032 Senior Notes, the Company entered into fixed-to-fixed cross-currency swap contracts with an aggregate notional amount of €507 million ($550 million) and notional exchanges in May 2027, May 2028, May 2029 and May 2030. Changes in the fair value of the cross-currency swap contracts are recognized in AOCI and reclassified to Non-operating income in the Consolidated Statement of Operations, based upon changes in the spot rate remeasurement of the underlying debt. The net interest settlements on the cross-currency swap contract are recorded in Interest expense in the Consolidated Statements of Operations.
In 2025, the Company entered into float-to-fixed interest rate swap contracts with an aggregate notional amount of $675 million and maturities in January 2028, January 2029, January 2030 and January 2031, of which an interest rate swap contract with a notional amount of $50 million was early settled during the year. Changes in the fair value of the interest rate swap contracts are recorded in AOCI and will be reclassified to Interest expense in the Consolidated Statement of Operations upon maturity. Amounts recognized related to the early settlement of the interest rate swap contract during the year were immaterial.
The Company also has outstanding forward currency exchange contracts with maturities up to 18 months and an aggregate notional amount of $637 million and $331 million as of December 31, 2025 and 2024, respectively. These forward currency exchange contracts have been designated as cash flow hedges to mitigate foreign currency exposures primarily on our inventory purchases and manufacturing costs. The gains and losses on the forward currency exchange contracts are recorded in AOCI and reclassified to Cost of goods sold in the Consolidated Statement of Operations when the underlying transactions are recognized in earnings.
All of the Company’s cash flow hedges are assessed as highly effective.
Net Investment Hedges
The Company has designated cross-currency swaps with an aggregate notional amount of €1,157 million ($1,225 million) and €858 million ($965 million) as of December 31, 2025 and 2024, respectively, as net investment hedges of the Company’s Euro-denominated operations. In 2025, a cross-currency swap contract with a notional amount of €224 million ($265 million) was early settled. The fair values of the net investment hedges were net liabilities of $124 million and net assets of $70 million as of December 31, 2025 and 2024, respectively. No ineffectiveness has been recorded on the net investment hedges.
Non-Designated Derivatives
As of December 31, 2024, the Company had outstanding float-to-fixed interest rate swap contracts with an aggregate notional amount of €450 million ($470 million) and maturities of April 2025, April 2026 and April 2028. Changes in the fair value of the undesignated interest rate swap contracts are recorded in Interest expense in the Consolidated Statements of Operations. These interest rate swap contracts were early settled in 2025.
The Company also has outstanding forward currency exchange contracts with maturities generally up to 3 months and an aggregate notional amount of $737 million and $597 million as of December 31, 2025 and 2024, respectively. These derivatives are not designated as hedging instruments and are adjusted to fair value through Non-operating (income) expense in the Consolidated Statements of Operations.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income (Loss)
The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges and net investment hedges had on OCI, AOCI and earnings:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Cash flow hedges
Gain (loss) reclassified from AOCI to income:
Cost of goods sold	$4	$3	$23
Interest expense (1)	7	4	3
Non-operating income (2)	(65)	26	(10)
Gain (loss) recognized in other comprehensive income (loss)	1	(7)	(18)

Net investment hedges
Gain (loss) recognized in other comprehensive income (loss)	(165)	63	(8)
(1) Includes a settlement loss of $3 million for the year ended December 31, 2024.
(2) Includes a settlement loss of $4 million for the year ended December 31, 2024.
The following table summarizes the pretax gain (loss) that changes in the fair values of derivatives not designated as hedging instruments had on earnings:

		Year Ended December 31,
		2025	2024	2023
Contract Type	Location	(Dollars in millions)
Interest rate swaps	Interest expense (1)	$—	$9	$(9)
Forward currency exchange contracts	Non-operating income	24	27	(11)

(1) Includes interest income of $6 million offset by marked-to-market remeasurement losses of $6 million for the year ended December 31, 2025. Includes settlement gain of $22 million and interest income of $24 million partially offset by marked-to-market remeasurement losses of $37 million, for the year ended December 31, 2024. Includes marked-to-market remeasurement losses of $33 million partially offset by interest income of $24 million for the year ended December 31, 2023.
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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	December 31, 2025
	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities	$626	$639
2032 Senior Notes	790	850
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

Note 18. Other liabilities

	December 31,
	2025	2024
	(Dollars in millions)
Income taxes	$90	$79
Derivatives designated as net investment hedges	124	—
Designated and undesignated derivatives	61	3
Pension and other employee related	9	18
Long-term lease liability (Note 16)	38	42
Advanced discounts from suppliers	2	2
Product warranties and performance guarantees – Long-term	8	8
Environmental Remediation – Long-term	11	10
Long-term accounts payable	4	5
Asset retirement obligation	8	8
Other	8	7
	$363	$182
Note 19. Equity
Series A Preferred Stock
On April 30, 2021, in connection with emergence from bankruptcy, the Company issued 247,757,290 shares of the Company's Series A Preferred Stock to affiliated funds of Centerbridge, affiliated funds of Oaktree (together with Centerbridge, the "C&O Investors"), and certain other investors and parties.

On the Transaction Date, the Company entered into separate definitive agreements (the “Agreements”) with each of Centerbridge and Oaktree to effect the “Transaction designed to simplify the Company’s capital structure by converting all outstanding shares of Series A Preferred Stock into a single class of Common Stock, subject to certain conditions.
Under the terms of the Agreements, the Company agreed to purchase a total of $570 million in shares of Series A Preferred Stock from the C&O Investors at a cash price per share to be based on the volume-weighted average price of the Common Stock for the fifteen trading days following the announcement of the transactions (the “15 Days VWAP”), subject to a minimum price of $7.875 per share and a maximum price of $8.50 per share. The 15 Days VWAP was subsequently established at a value of $8.177 per share.
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
Common Stock
Cash dividends paid to shareholders of our Common Stock for the year ended December 31, 2025 were as follows (in millions, except per share amounts):

	Quarterly Dividends
	2025
	Per Share	Total
First quarter	$0.06	$12
Second quarter	0.06	13
Third quarter	0.06	11
Fourth quarter	0.08	16
Dividends payable on shares of Common Stock to be distributed under the Company's Long-Term Incentive Plan will be paid if and when such shares are distributed. See also Note 21, Stock-Based Compensation for further discussion.
Treasury Stock
Treasury stock represents shares of the Company's Common Stock that have been issued and subsequently repurchased by the Company or withheld to satisfy withholding tax obligations in connection with equity award vestings, and that have not been retired or cancelled. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of Equity (Deficit) on the Consolidated Balance Sheet. The Company accounts for the reissuance of treasury stock using the average cost method. The Company did not reissue or retire any shares of treasury stock during the year ended December 31, 2025.
Share Repurchase Program
On December 4, 2024, the Company announced that the Board of Directors had authorized a $250 million share repurchase program valid January 1, 2025 until December 31, 2025. During the year ended December 31, 2025, the Company repurchased 16,890,791 shares of Common Stock for $208 million under the program. These repurchases include a total of 7,500,000 shares of Common Stock for $103 million from funds affiliated with Oaktree Capital Management, L.P., a related party. The repurchased shares are held as treasury stock. The 2025 share repurchase program expired on December 31, 2025.

On December 3, 2025, the Board of Directors authorized a new $250 million share repurchase program valid January 1, 2026 until December 31, 2026. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice.
Note 20. Accumulated Other Comprehensive Income (Loss)

The changes in AOCI by component are shown below:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Foreign Exchange Translation Adjustment
Balance at beginning of year	$(27)	$(57)	$(44)
Other comprehensive income (loss) before reclassifications	(83)	35	(13)
Amounts reclassified from AOCI	—	(5)	—
Balance at end of year	(110)	(27)	(57)

Pension Adjustments
Balance at beginning of year	(15)	(20)	(18)
Other comprehensive income (loss) before reclassifications (1)	8	15	—
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	—	(1)	1
Amounts reclassified from AOCI	(10)	(10)	(3)
Income taxes associated with reclassifications from AOCI	1	1	—
Balance at end of year	(16)	(15)	(20)

Changes in Fair Value of Effective Cash Flow Hedges
Balance at beginning of year	(10)	(2)	13
Other comprehensive income (loss) before reclassifications	(45)	20	1
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	2	1	(3)
Amounts reclassified from AOCI	54	(33)	(16)
Income taxes associated with reclassifications from AOCI	(7)	4	3
Balance at end of year	(6)	(10)	(2)

Changes in Fair Value of Net Investment Hedges
Balance at beginning of year	125	76	85
Other comprehensive income (loss) before reclassifications	(165)	63	(8)
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	34	(14)	(1)
Balance at end of year	(6)	125	76

Accumulated other comprehensive income (loss), end of year	$(138)	$73	$(3)
(1)    Amounts are included in the computation of net periodic benefit cost. See Note 24, Defined Benefit Pension and Post-Employment Plans.

Reclassifications from accumulated other comprehensive income (loss) to income were as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Foreign Exchange Translation Adjustment
Reclassification adjustments recognized in income (1)	$—	$(5)	$—
Amounts reclassified from AOCI	—	(5)	—

Pension Adjustments
Reclassification to Non-operating (income) expense	$(10)	$(10)	$(3)
Tax effect on reclassification to income	1	1	—
Amounts reclassified from AOCI, net	(9)	(9)	(3)

Changes in Fair Value of Effective Cash Flow Hedges
Reclassification forward currency exchange contracts to Cost of goods sold	$(4)	$(3)	$(23)
Reclassification cross-currency swaps to Interest expense	(7)	(4)	(3)
Reclassification cross-currency swaps to Non-operating expense (income)	65	(26)	10
Tax effect on reclassification to income	(7)	4	3
Amounts reclassified from AOCI, net	47	(29)	(13)

Total reclassifications for the year	$38	$(43)	$(16)

(1)     Cumulative translation losses reclassified to Net income related to the sale of an equity interest in an unconsolidated joint venture. See Note 26, Acquisitions and Divestitures for discussion.
Note 21. Stock-Based Compensation

2021 Long-Term Incentive Plan
On May 25, 2021, the Garrett Motion Inc. 2021 Long-Term Incentive Plan (the “Long-Term Incentive Plan”) was adopted. The Long-Term Incentive Plan provides for the grant of stock options, stock appreciation rights, performance awards, restricted stock units, restricted stock, other stock-based awards, and cash-based awards to employees and non-employee directors of Garrett or its affiliates, and independent contractors or consultants of Garrett. The maximum aggregate number of shares of our Common Stock that may be issued under the Long-Term Incentive Plan is 31,280,476 shares. As of December 31, 2025, an aggregate of 11,011,551 shares of our Common Stock were awarded, net of forfeitures and 20,268,925 shares of our Common Stock were available for future issuance under the Long-Term Incentive Plan.
Restricted Stock Units ("RSUs") and Deferred Stock Units ("DSUs")
RSUs are issued to certain key employees and directors at fair market value at the date of grant. RSUs typically vest over 3 to 5 years and when vested, each unit entitles the holder to one share of our Common Stock. In addition, non-employee directors may elect to receive all or part of their annual retainer fees in the form of DSUs which vest upon grant. Each DSU represents the right to receive one share of our Common Stock. DSUs are settled on the earlier of (1) a change in control, or (2) the six months after the director ceases serving on the Board. The following table summarizes information about RSU and DSU activity:

	Number of Restricted and Deferred Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2023	3,035,445	$7.86
Granted	1,391,412	9.45
Vested	(1,428,791)	7.54
Forfeited	(152,195)	8.46
Non-vested at December 31, 2024	2,845,871	$8.76
Granted	1,316,459	9.95
Vested	(1,331,324)	8.61
Forfeited	(232,355)	8.91
Non-vested at December 31, 2025	2,598,651	$9.43
As of December 31, 2025, there was $13 million of total unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 1.70 years.
Performance Stock Units ("PSUs")
As of December 31, 2025, an aggregate of 5,346,162 PSU awards were granted to officers and certain key employees under the Long-Term Incentive Plan, which, upon vesting, entitles the holder to shares of our Common Stock. The actual number of shares an employee receives for each PSU depends on the Company’s performance against various measures.
PSUs are generally earned based on the Company's performance over a three-year period, measured in terms of Adjusted EBITDA and Adjusted EBITDA margin, with some PSUs earned based on achieving certain criteria over new business awards. PSU payouts may range from 0% to 200% of the target award, depending on the level of achievement of these financial and operational metrics.
Additionally, certain PSUs were also granted in 2023, 2024 and 2025 that included a performance measure for relative total shareholder return (“rTSR”) with stock price hurdles measured over a three-year performance period. Each grantee is granted a target level of PSUs and may earn between 0% and 200% of the target level depending on the achievement of the rTSR.
The awards associated with the rTSR performance measures are considered to have a market condition. A Monte-Carlo simulation model was used to determine the grant date fair value by simulating a range of possible future stock prices for the Company over the performance period. This model requires an input of assumptions including the simulation term, the risk-free interest rate, a volatility estimate for the Company’s shares, and a dividend yield estimate. The simulation term was the period of time between performance period start date and the performance end date. The risk-free interest rate assumption was based on observed interest rates from the Treasury Constant Maturity yield curve consistent with the simulation term. The Company’s volatility estimate was based on the historical volatilities of peers over a historical period consistent with the simulation term. The dividend yield in the model is set to zero as recipients of the award are entitled to dividend equivalents on shares that vest. The fair value of the PSUs granted in 2023, 2024 and 2025 were estimated using the following assumptions:

Monte Carlo Assumptions	PSUs Granted in 2025	PSUs Granted in 2024	PSUs Granted in 2023
Volatility	38.02%	41.35%	85.01%
Dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.93%	4.25%	4.26%
The following table summarizes information about PSU activity related to both the Stock Incentive Plan and the Long-Term Incentive Plan for each of the periods presented:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Share
Non-vested at December 31, 2023	2,828,787	$8.80
Granted	1,171,883	10.89
Vested	(1,031,104)	8.67
Forfeited	(499,160)	8.61
Non-vested at December 31, 2024	2,470,406	$9.89
Granted	1,243,166	10.88
Vested	(276,338)	6.79
Forfeited	(199,576)	9.67
Non-vested at December 31, 2025	3,237,658	$10.49

The fair value of the TSR-based PSUs is based on the output of the Monte Carlo simulation model noted above. The fair values of the PSUs not containing a market condition are based on the fair market value of the Company’s common stock at the grant date. The number of underlying shares to be issued will be based on actual performance achievement over the performance period.
The fair value of each PSU grant is amortized monthly into compensation expense on a graded vesting (accelerated) basis over a vesting period of 36 months. The accrual of compensation costs is based on our estimate of the final expected value of the award and is adjusted as required for the performance-based conditions.
As of December 31, 2025, there was $13 million of total unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a weighted average period of 1.74 years.
Dividend Equivalents
All RSUs, DSUs and PSUs granted contain rights that entitle the recipient of an award to a dividend equivalent in the amount and form equal to any dividends that would have been paid on the shares of Common Stock underlying the awards had such shares been outstanding on the record dates. Dividend equivalents are accrued on each award from the grant date until the award vests (or the underlying shares are issued in the case of DSUs). The accrual is based on the dividends declared on the Company's Common Stock during the vesting period. The dividend equivalents are not paid out until the underlying award has vested and settled. The dividend equivalents are subject to the same vesting and settlement conditions as the awards. If the award does not vest, the accrued dividend equivalent is forfeited.
Stock-Based Compensation Expense
The following table summarizes the impact to the Consolidated Statement of Operations from the Company's incentive awards:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
RSUs and DSUs	$13	$11	$9
PSUs	14	12	5
Stock-based compensation expense	27	23	14
Future income tax benefits recognized	3	3	2

Note 22. Earnings Per Share
Basic earnings per share ("EPS") for the years ended December 31, 2025, and 2024, and 2023 is computed using the two-class method. In 2025 and 2024, the DSUs related to the stock-based compensation plan contain non-forfeitable rights to dividends and are considered as participating securities, while in 2023 our Series A Preferred Stock was considered a participating security prior to its conversion into Common Stock and cancellation pursuant to the Transaction. The two-

class method requires an allocation of earnings to all securities that participate in dividends with common shares to the extent that each such security may share in the Company's earnings. Basic EPS is then calculated by dividing undistributed earnings allocated to common stock by the weighted average number of common shares outstanding for the period. Under the two-class method, the impact of these participating securities was immaterial for the years ended December 31, 2025 and 2024.
Diluted EPS for the years ended December 31, 2025 and 2024 is calculated by applying the two-class method for participating securities and then incorporating the dilutive effect of other potential common shares, determined using methods such as the treasury stock method, to arrive at the most dilutive EPS.
Diluted EPS for the year ended December 31, 2023 was calculated by evaluating the impact of both the two-class method and the if-converted method. The two-class method uses net income available to common shareholders and assumes conversion of all potential shares other than the participating securities. The if-converted method uses net income and assumes conversion of all potential shares including the participating securities. Diluted EPS for the year ended December 31, 2023 was disclosed under the two-class method.
The details of the EPS calculations for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31
	2025	2024	2023
	(Dollars in millions except per share amounts)
Basic earnings per share:
Net Income	$310	$282	$261
Less: preferred stock dividend	—	—	(80)
Less: preferred stock deemed dividends	—	—	(232)
Net income (loss) available for distribution	310	282	(51)
Weighted average common shares outstanding - Basic	199,758,058	222,316,484	166,595,397
EPS – Basic	$1.55	$1.27	$(0.31)

Diluted earnings per share:
Weighted average common shares outstanding - Basic	199,758,058	222,316,484	166,595,397
Dilutive effect of unvested RSUs and other contingently issuable shares	3,865,940	1,804,672	—
Weighted average common shares outstanding – Diluted	203,623,998	224,121,156	166,595,397
EPS – Diluted	$1.52	$1.26	$(0.31)
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

Note 23. Commitments and Contingencies
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

Brazilian Tax Matters
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits (“Befiex Credits”) between January 2017 and February 2020. The infraction notice results in a loss contingency that may or may not ultimately be incurred by the Company. The estimated total amount of the contingency as of December 31, 2025, was $26 million, including penalties and interest. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual has been taken at this time.
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

	Year Ended December 31,
	2025	2024
	(Dollars in millions)
Warranty and product performance guarantees at beginning of year	$23	$27
Accruals for warranties/guarantees issued during the year	16	10
Settlement of warranty/guarantee claims	(20)	(13)
Foreign currency translation	2	(1)
Warranty and product performance guarantees at end of year	$21	$23

Note 24. Defined Benefit Pension and Post-Employment Plans
We sponsor several funded U.S. and non-U.S. defined benefit pension and post-employment plans. Pension benefits for many of our U.S. employees are provided through a non-contributory, qualified defined benefit plan. We also sponsor defined benefit pension plans in Switzerland and Ireland. Other pension and post-employment plans outside of the U.S. are not material to the Company either individually or in the aggregate.
The following tables summarize the balance sheet impact, including the benefit obligations, assets and funded status associated with our pension and post-employment plans.

	Pension and Post-Employment Benefits
	U.S. Plans	U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
	2025	2024	2025	2024
	(Dollars in millions)
Change in benefit obligation:
Benefit obligation at beginning of the year	$159	$171	$180	$186
Service cost	—	—	8	7
Interest cost	8	8	5	4
Actuarial losses (gains)	5	(10)	(20)	(1)
Benefits paid and employee contributions	(11)	(10)	(10)	—
Settlements and curtailments(1)	—	—	(1)	(12)
Foreign currency translation	—	—	23	(12)
Other	—	—	6	8
Benefit obligation at end of the year	161	159	191	180
Change in plan assets:
Fair value of plan assets at beginning of the year	164	173	183	175
Actual return on plan assets	12	1	(2)	16
Employer contributions	—	—	6	5
Benefits paid and employee contributions	(11)	(10)	(10)	1
Settlements and curtailments(1)	—	—	—	(11)
Foreign currency translation	—	—	24	(11)
Other	—	—	6	8
Fair value of plan assets at end of year	165	164	207	183
Funded status of plans	$4	$5	$16	$3
Amounts recognized in Consolidated Balance Sheet consist of:
Non-current assets(2)	4	5	25	18
Non-current liabilities(3)	—	—	(9)	(15)
Net amount recognized	$4	$5	$16	$3
(1)In Switzerland, the total lump sum benefit payments of $11 million were greater than the service cost and interest cost for the year ended December 31, 2024, therefore settlement accounting was applied. Following the settlement accounting, part of the previously unrecognized gain amounting to approximately $1 million was recognized as a gain on pension settlement.
(2)Included in Other assets in the Consolidated Balance Sheets.
(3)Included in Other liabilities in the Consolidated Balance Sheets.
Amounts recognized in AOCI associated with our pension and other post-employment benefit plans as of December 31, 2025 and 2024 are as follow:

	Pension Benefits
	U.S. Plans	U.S. Plans	Non-U.S. Plans	Non-U.S. Plans
	2025	2024	2025	2024
	(Dollars in millions)
Prior service (credit) cost	$—	$—	$(6)	$(7)
Net actuarial loss (gain)	10	9	(16)	(14)
Net amount recognized	$10	$9	$(22)	$(21)

The components of net periodic benefit (income) cost for our pension and other post-employment benefit plans are as follow:

	Pension and Post-Employment Benefits
	U.S. Plans			Non-U.S. Plans
Net Periodic Benefit Cost	2025	2024	2023	2025	2024	2023
	(Dollars in millions)
Service cost	$—	$—	$—	$8	$7	$6
Interest cost	8	8	8	5	4	5
Expected return on plan assets	(9)	(8)	(8)	(8)	(7)	(9)
Amortization of prior service (credit) cost	—	—	—	(1)	(1)	(1)
Recognition of actuarial (gains) losses	—	—	—	(9)	(8)	(1)
Settlements and curtailments	—	—	—	(1)	(1)	(1)
Net periodic benefit (income) cost	$(1)	$—	$—	$(6)	$(6)	$(1)
The components of net periodic benefit (income) cost and other amounts recognized in Other comprehensive (income) loss for our pension and other post-employment benefit plans include the following components:

Other Changes in Plan Assets and Benefits Obligations Recognized in Other Comprehensive (Income) Loss	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
	(Dollars in millions)
Actuarial (gains) losses	$2	$(3)	$(1)	$(9)	$(11)	$—
Prior service (credit) cost	—	—	—	—	(1)	—
Recognition of prior service credit (cost)	—	—	—	1	1	1
Recognition of actuarial gains (losses)	—	—	—	9	9	2
Foreign currency translation	—	—	—	(3)	1	(2)
Total recognized in other comprehensive (income) loss	$2	$(3)	$(1)	$(2)	$(1)	$1
Total recognized in net periodic benefit (income) cost and other comprehensive (income) loss	$1	$(3)	$(1)	$(8)	$(7)	$—
The main actuarial assumptions used in determining the benefit obligations and net periodic benefit (income) cost for the benefit plans are presented in the following table as weighted averages.

	Pension and Post-Employment Benefits
	U.S. Plans			Non-U.S. Plans
	2025	2024	2023	2025	2024	2023
Actuarial assumptions used to determine benefit obligations as of December 31:
Discount rate	5.49%	5.68%	5.02%	2.68%	2.21%	2.36%
Expected annual rate of compensation increase	3.00%	3.00%	3.00%	1.92%	2.11%	2.38%
Interest credited to accounts (1)	—%	—%	—%	2.50%	2.65%	2.65%
Actuarial assumptions used to determine net periodic benefit (income) cost for years ended December 31:
Discount rate—benefit obligation	5.68%	5.02%	5.21%	2.21%	2.36%	2.91%
Discount rate—service cost	5.67%	5.05%	5.23%	2.21%	2.36%	2.91%
Discount rate—interest cost	5.38%	4.91%	5.09%	2.17%	2.35%	2.94%
Expected rate of return on plan assets	5.65%	4.86%	4.98%	4.00%	4.42%	4.94%
Expected annual rate of compensation increase	3.00%	3.00%	3.00%	2.11%	2.38%	2.43%
(1)Only applicable to the defined benefit pension plan in Switzerland.

The discount rates for the pension and post-employment plans reflect the current rates at which the associated liabilities could be settled at the measurement date of December 31, 2025. To determine the discount rates, we use a modeling process that involves matching the expected cash outflows of our benefit plans to a yield curve constructed from a portfolio of high quality, fixed-income debt instruments. We use the single weighted-average yield of this hypothetical portfolio as a discount rate benchmark.
For both our U.S. and non-U.S. defined benefit pension and post-employment plans, we estimate the service and interest cost components of net period benefit (income) cost by utilizing a full yield curve approach in the estimation of these cost components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to their underlying projected cash flows. This approach provides a more precise measurement of service and interest costs by improving the correlation between projected cash flows and their corresponding spot rates.
For non-U.S. benefit plans, actuarial assumptions reflect economic and market factors relevant to each country.
The following amounts relate to our pension plans with accumulated benefit obligations exceeding the fair value of plan assets.

	December 31,
	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
	(Dollars in millions)
Projected benefit obligation	$—	$—	$17	$85
Accumulated benefit obligation	—	—	14	84
Fair value of plan assets	—	—	8	78
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
Our non-U.S. pension and post-employment assets are typically managed by decentralized fiduciary committees. Our non-U.S. investment policies are different for each country as local regulations, funding requirements, and financial and tax considerations are part of the funding and investment allocation process in each country.

The fair values of both our U.S. and non-U.S. pension and post-employment plans assets by asset category are as follows:

	U.S. Plans
	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash and cash equivalents	$3	$3	$—	$—
Equity funds	12	—	12	—
Government bond funds	34	—	34	—
Corporate bond funds	99	—	99	—
Liability driven investment fund	13	—	13	—
Real estate funds	2	—	2	—
Other	2	—	2	—
Total assets at fair value	$165	$3	$162	$—

	U.S. Plans
	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash and cash equivalents	$3	$3	$—	$—
Equity funds	12	—	12	—
Government bond funds	39	—	39	—
Corporate bond funds	93	—	93	—
Liability driven investment fund	13	—	13	—
Real estate funds	2	—	2	—
Other	2	—	2	—
Total assets at fair value	$164	$3	$161	$—

	Non-U.S. Plans
	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash and cash equivalents	$4	$4	$—	$—
Money market funds	21	21	—	—
Equity funds	55	—	55	—
Government bond funds	9	—	9	—
Corporate bond funds	18	—	18	—
Real estate funds	25	—	25	—
Diversified mutual funds	65	—	65	—
Other	10	—	10	—
Total assets at fair value	$207	$25	$182	$—

	Non-U.S. Plans
	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(Dollars in millions)
Cash and cash equivalents	$6	$6	$—	$—
Money market funds	29	29	—	—
Equity funds	49	—	49	—
Government bond funds	6	—	6	—
Corporate bond funds	13	—	13	—
Real estate funds	19	—	19	—
Diversified mutual funds	49	—	49	—
Other	12	—	12	—
Total assets at fair value	$183	$35	$148	$—
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
Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We were not required to make any contributions to our U.S. pension plan in 2025. In 2025, contributions of $6 million were made to our non-U.S. pension plans to satisfy regulatory funding requirements. In 2026, we expect to make contributions of cash and/or marketable securities of approximately $5 million to our non-U.S. pension plans to satisfy regulatory funding standards. Contributions for both our U.S. and non-U.S. pension and post-employment plans do not reflect benefits paid directly from Company assets.
Benefit payments, including amounts to be paid from Company assets, and reflecting expected future service, as appropriate, are expected to be paid as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in millions)
2026	$12	$6
2027	12	6
2028	12	7
2029	12	8
2030	12	9
2031-2035	61	54

Note 25. Segments and Concentrations

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

Sales concentration — Net sales by region (determined based on country of shipment) and product line are as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
United States	$694	$700	$744
Europe	1,745	1,642	1,874
Asia
China	638	643	768
Rest of Asia	406	413	433
Other International	101	77	67
	$3,584	$3,475	$3,886

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Diesel	$837	$827	$992
Gas	1,592	1,505	1,720
Commercial Vehicle	654	629	656
Aftermarket	438	459	456
Other	63	55	62
	$3,584	$3,475	$3,886
Customer concentration — Net sales to Garrett’s largest customers and the corresponding percentage of total net sales are as follows:

	Net sales Year Ended December 31,
	2025	%	2024	%	2023	%
	(Dollars in millions)
Customer A	$424	12	$330	9	$347	9
Customer B	385	11	401	12	474	12
Customer C	377	11	354	10	364	9
Others (1)	2,398	66	2,390	69	2,701	70
	$3,584	100	$3,475	100	$3,886	100

(1) No other customer had sales individually exceeding 10%.

The table below provides segment information about the Company:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in millions)
Net sales	$3,584	$3,475	$3,886
Less:
Material costs	2,009	2,022	2,323
Variable manufacturing costs (1)	456	386	417
Fixed manufacturing costs (2)	237	201	228
Research, development and engineering costs	151	161	163
Selling, general and administrative costs	240	240	247
Interest expense	108	156	159
Income tax expense	82	61	86
Other segment items (3)	(9)	(34)	2
Consolidated net income	$310	$282	$261

(1)    Variable manufacturing costs include freight, duties and tariffs, direct and indirect labor costs, repairs and maintenance, and variable overhead costs.
(2)     Fixed manufacturing costs include depreciation and amortization, rent, overhead labor costs, repositioning costs, utilities and other fixed costs.
(3)     Other segment items consist of gain on sale of equity interest in unconsolidated joint venture, non-service components of net periodic expense, interest income, equity income, loss on extinguishment of debt and other non-operating income items (if any).
Long-lived assets concentration — Long-lived assets (1) by region are as follows:

	December 31
	2025	2024
	(Dollars in millions)
United States	$19	$18
Europe
Slovakia	99	83
Rest of Europe	145	139
Asia
China	107	110
Rest of Asia	48	50
Other International	44	49
	$462	$449
(1)Long-lived assets are comprised of property, plant and equipment–net.
The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company had capital expenditure purchases of $72 million, $91 million and $83 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company had depreciation and amortization expense in the amount of $99 million, $90 million and $90 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company reports significant non-cash adjustments in its Consolidated Statement of Cash Flows.

Note 26. Acquisitions and Divestitures

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
Note 27. Subsequent Events

On February 19, 2026, the Board of Directors declared a cash dividend of $0.08 per share of Common Stock, payable on March 16, 2026, to shareholders of record as of March 2, 2026.

Note 28. Unaudited Quarterly Financial Information

The following tables show selected unaudited quarterly results of operations for the years ended December 31, 2025 and 2024. The quarterly data have been prepared on the same basis as the audited annual financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our results of operations for these periods.

	2025
	March 31	June 30	September 30	December 31	Year Ended December 31
	(Dollars in millions)
Net sales	$878	$913	$902	$891	$3,584
Gross profit	179	181	186	185	731
Net income	62	87	77	84	310
Earnings per share - basic	0.30	0.43	0.39	0.43	1.55
Earnings per share - diluted	0.30	0.42	0.38	0.42	1.52

	2024
	March 31	June 30	September 30	December 31	Year Ended December 31
	(Dollars in millions)
Net sales	$915	$890	$826	$844	$3,475
Gross profit	172	185	166	182	705
Net income	66	64	52	100	282
Earnings (loss) per share - basic	0.28	0.29	0.24	0.47	1.27
Earnings (loss) per share - diluted	0.28	0.28	0.24	0.47	1.26

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on management's evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Deloitte SA, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included in Item 8, Financial Statements and Supplementary Data, of this Annual Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
On November 24, 2025, Daniel Ninivaggi, Chairman of our Board of Directors, adopted a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K intended to satisfy Rule 10b5-1(c), to sell up to 17,178 shares of Common Stock between May 15, 2026, and November 16, 2026.
On November 24, 2025, Julia Steyn, Director, adopted a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K intended to satisfy Rule 10b5-1(c), to sell up to 17,000 shares of Common Stock between February 24, 2026, and October 21, 2026.
On November 26, 2025, Olivier Rabiller, President, Chief Executive Officer, and Director, adopted a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K intended to satisfy Rule 10b5-1(c), to sell up to 430,000 shares of Common Stock between February 25, 2026, and November 26, 2026.
On November 26, 2025, Daniel Deiro, Senior Vice President, Global Customer Management & General Manager, Japan/Korea, adopted a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K intended to satisfy Rule 10b5-1(c), to sell up to 33,000 shares of Common Stock between February 25, 2026, and November 26, 2026.
On November 26, 2025, Fabrice Spenninck, Senior Vice President & Chief Human Resources Officer, adopted a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K intended to satisfy Rule 10b5-1(c), to sell up to 39,000 shares of Common Stock between February 25, 2026, and May 25, 2026.

During the three months ended December 31, 2025, no other director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information with respect to this Item will be set forth in our 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025. For the limited purpose of providing the information necessary to comply with this Item 10, the 2026 Proxy Statement is incorporated herein by this reference.

Item 11. Executive Compensation
Information with respect to this Item will be set forth in our 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025. For the limited purpose of providing the information necessary to comply with this Item 11, the 2026 Proxy Statement is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information with respect to this Item will be set forth in our 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025. For the limited purpose of providing the information necessary to comply with this Item 12, the 2026 Proxy Statement is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information with respect to this Item will be set forth in our 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025. For the limited purpose of providing the information necessary to comply with this Item 13, the 2026 Proxy Statement is incorporated herein by this reference.
Item 14. Principal Accountant Fees and Services
Information with respect to this Item will be set forth in our 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2025. For the limited purpose of providing the information necessary to comply with this Item 14, the 2026 Proxy Statement is incorporated herein by this reference.

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

GARRETT MOTION INC.
Schedule II-Valuation and Qualifying Accounts

For and as of the year ending:	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Foreign Exchange Translation Adjustment	Balance at End of Period
	(Dollars in millions)
December 31, 2025
Allowance for expected credit losses	$4	$6	$(1)	$—	$9
Inventory reserves	41	4	(7)	4	42
Tax valuation allowance	29	4	—	4	37
December 31, 2024
Allowance for expected credit losses	$6	$(1)	$(1)	$—	$4
Inventory reserves	41	4	(2)	(2)	41
Tax valuation allowance	52	4	(34)	7	29
December 31, 2023
Allowance for expected credit losses	$9	$2	$(5)	$—	$6
Inventory reserves	31	13	(4)	1	41
Tax valuation allowance	31	20	(1)	2	52

3.The exhibits to this report are listed below

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Amended Debtors' Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, dated April 26, 2021	8-K	001-38636	2.1	4/27/2021
3.1	Third Amended and Restated Certificate of Incorporation of Garrett Motion Inc., dated May 29, 2024	10-Q	001-38636	3.1	7/25/2024

3.2	Fifth Amended and Restated By-Laws of Garrett Motion Inc., dated May 29, 2024	10-Q	001-38636	3.2	7/25/2024
4.1	Description of Capital Stock	10-K	001-38636	4.1	2/20/2025
4.2	Indenture, dated as of May 21, 2024, among Garrett Motion Holdings Inc., Garrett LX I S.à r.l, Garrett Motion Inc., the subsidiary guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee.	8-K	001-38636	4.1	5/21/2024
10.1†	Offer Letter for Olivier Rabiller, dated May 2, 2018	10-12B	001-38636	10.1	8/23/2018
10.2†	Offer Letter for Thierry Mabru, dated June 1, 2018	10-12B	001-38636	10.4	8/23/2018
10.3†	Offer Letter for Craig Balis, dated June 1, 2018	10-12B	001-38636	10.5	8/23/2018
10.4†	Employment Contract, dated May 29, 2020, between Garrett Motion Sàrl, Garrett Motion Inc. and Sean Deason	10-Q	001-38636	10.1	7/30/2020
10.6†	Non-Employee Director Compensation Program	10-K	001-38636	10.6	2/20/2025
10.7†	Garrett Motion Inc. 2021 Long-Term Incentive Plan	8-K	001-38636	10.1	5/28/2021
10.8†	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement	8-K	001-38636	10.2	5/28/2021
10.9†	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement 2021 Performance-Based (Stock Price)	8-K	001-38636	10.3	5/28/2021
10.10†	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Restricted Stock Unit Award Agreement 2021 Performance-Based (EBITDA)	8-K	001-38636	10.4	5/28/2021
10.11†	Form of Garrett Motion Inc. 2021 Long-Term Incentive Plan Non-Employee Director Restricted Stock Unit Award Agreement	8-K	001-38636	10.5	5/28/2021
10.12†	2023 Garrett Motion Inc. Severance Plan for Designated Officers	10-Q	001-38636	10.4	7/27/2023
10.13	Amended and Restated Credit Agreement, dated as of January 30, 2025, among Garrett Motion Inc., Garrett LX I S.à r.l., Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-38636	10.1	1/31/2025
10.14	First Amendment, dated as of August 6, 2025, to Amended and Restated Credit Agreement, dated as of January 30, 2025, among Garrett Motion Inc., Garrett LX I S.à r.l., Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-38636	10.1	8/07/2025
10.15	Registration Rights Agreement, dated as of April 30, 2021, among Garrett Motion Inc. and the holders party thereto	8-K	001-38636	10.3	4/30/2021
19	Insider Trading Policy					*
21.1	List of Subsidiaries					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
97	Garrett Motion, Inc. Clawback Policy	10-K	001-38636	97	2/15/2024
101
The following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Equity (Deficit) and (vi) Notes to the Consolidated Financial Statements
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

Garrett Motion Inc.
Date: February 19, 2026	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Olivier Rabiller	President, Chief Executive Officer and Director	February 19, 2026
Olivier Rabiller	(Principal Executive Officer)

/s/ Sean Deason	Senior Vice President and Chief Financial Officer	February 19, 2026
Sean Deason	(Principal Financial Officer)

/s/ Joanne Lau	Vice President and Corporate Controller	February 19, 2026
Joanne Lau	(Principal Accounting Officer)

/s/ Daniel Ninivaggi	Chairman of the Board and Director	February 19, 2026
Daniel Ninivaggi

/s/ D'aun Norman	Director	February 19, 2026
D'aun Norman

/s/ Paul Camuti	Director	February 19, 2026
Paul Camuti

/s/ Joachim Drees	Director	February 19, 2026
Joachim Drees

/s/ Robert Shanks	Director	February 19, 2026
Robert Shanks

/s/ Julia Steyn	Director	February 19, 2026
Julia Steyn

/s/ Steven Tesoriere	Director	February 19, 2026
Steven Tesoriere