Form 10-Q
period 2026-03-31
Garrett Motion Inc.
filed 2026-04-30
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of April 24, 2026, the registrant had 187,188,503 shares of Common Stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions, except per share amounts)
Net sales (Note 3)	$985	$878
Cost of goods sold	789	699
Gross profit	196	179
Selling, general and administrative expenses	58	59
Other expense, net	1	7
Interest expense	27	29
Non-operating income, net	(8)	(1)
Income before taxes	118	85
Tax expense (Note 5)	23	23
Net income	$95	$62

Earnings per common share (Note 19)
Basic	$0.50	$0.30
Diluted	0.49	0.30

Weighted average common shares outstanding
Basic	189,248,149	205,113,600
Diluted	193,202,620	207,571,011
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Net income	$95	$62
Foreign exchange translation adjustment	(5)	(29)
Changes in fair value of effective cash flow hedges, net of tax (Note 17)	14	2
Changes in fair value of net investment hedges, net of tax (Note 17)	31	(35)
Total other comprehensive income (loss), net of tax	40	(62)
Comprehensive income	$135	$—
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

	March 31, 2026	December 31, 2025
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$142	$177
Restricted cash	2	2
Accounts, notes and other receivables – net (Note 6)	810	703
Inventories – net (Note 8)	313	339
Other current assets (Note 9)	108	98
Total current assets	1,375	1,319
Investments and long-term receivables	11	11
Property, plant and equipment – net	437	462
Goodwill	193	193
Deferred income taxes	184	210
Other assets (Note 10)	173	172
Total assets	$2,373	$2,367
LIABILITIES
Current liabilities:
Accounts payable	$1,077	$1,061
Current maturities of long-term debt (Note 15)	7	7
Accrued liabilities (Note 12)	322	295
Total current liabilities	1,406	1,363
Long-term debt (Note 15)	1,410	1,411
Deferred income taxes	34	32
Other liabilities (Note 13)	304	363
Total liabilities	$3,154	$3,169
COMMITMENTS AND CONTINGENCIES (Note 20)
EQUITY (DEFICIT)
Common Stock, par value $0.001; 1,000,000,000 and 1,000,000,000 shares authorized, 245,171,744 and 242,549,685 issued and 187,742,822 and 190,556,297 outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid–in capital	1,247	1,240
Retained deficit	(1,305)	(1,384)
Accumulated other comprehensive loss (Note 18)	(98)	(138)
Treasury Stock, at cost; 57,428,922 and 51,993,388 shares as of March 31, 2026 and December 31, 2025, respectively (Note 16)	(625)	(520)
Total deficit	(781)	(802)
Total liabilities and deficit	$2,373	$2,367
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Cash flows from operating activities:
Net income	$95	$62
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	5	6
Depreciation	25	22
Amortization of deferred issuance costs	1	2
Foreign exchange loss (gain)	13	(19)
Stock compensation expense	7	6
Unrealized (gain) loss on derivatives	(11)	35
Other	2	2
Changes in assets and liabilities:
Accounts, notes and other receivables	(112)	(56)
Inventories	17	25
Other assets	(7)	(3)
Accounts payable	48	(34)
Accrued liabilities	19	(3)
Other liabilities	(4)	11
Net cash provided by operating activities	$98	$56
Cash flows from investing activities:
Expenditures for property, plant and equipment	(29)	(26)
Proceeds from cross-currency swap contracts	3	4
Net cash used for investing activities	$(26)	$(22)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt financing costs	—	68
Bank overdrafts	—	17
Payments of long-term debt	(2)	(71)
Repurchases of Common Stock	(87)	(30)
Dividend payments	(16)	(12)
Payments for debt and revolving facility financing costs	—	(1)
Other	—	(2)
Net cash used for financing activities	$(105)	$(31)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2)	2
Net (decrease) increase in cash, cash equivalents and restricted cash	(35)	5
Cash, cash equivalents and restricted cash at beginning of the period	179	126
Cash, cash equivalents and restricted cash at end of the period	$144	$131
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$13	$12
Interest paid	10	7
Supplemental disclosure of non-cash investing activities:
Expenditures for property, plant and equipment in accounts payable	38	28

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) / Income	Total Deficit
	Shares (1)	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2025	243	$—	52	$(520)	$1,240	$(1,384)	$(138)	$(802)
Net income	—	—	—	—	—	95	—	95
Share repurchases	—	—	4	(87)	—	—	—	(87)
Excise tax on share repurchases	—	—	—	(1)	—	—	—	(1)
Shares issued under stock plan, net of shares withheld for employee taxes	2	—	1	(17)	—	—	—	(17)
Other comprehensive income, net of tax	—	—	—	—	—	—	40	40
Dividends	—	—	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	—	—	7	—	—	7
Balance at March 31, 2026	245	$—	57	$(625)	$1,247	$(1,305)	$(98)	$(781)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Deficit
	Shares (1)	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2024	241	$—	35	$(306)	$1,213	$(1,653)	$73	$(673)
Net income	—	—	—	—	—	62	—	62
Share repurchases	—	—	3	(30)	—	—	—	(30)
Excise tax on share repurchases	—	—	—	—	—	—	—	—
Shares issued under stock plan, net of shares withheld for employee taxes	1	—	—	(3)	—	—	—	(3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(62)	(62)
Stock-based compensation	—	—	—	—	6	—	—	6
Balance at March 31, 2025	242	$—	38	$(339)	$1,219	$(1,591)	$11	$(700)

1) Common shares issued less treasury shares equals common shares outstanding
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
(Unaudited)
(Dollars in millions, except per share amounts)
Note 1. Background and Basis of Presentation
Background
Garrett Motion Inc. (the “Company” or “Garrett”) is a cutting-edge technology leader delivering differentiated solutions for emission reduction and energy efficiency. We design, manufacture, and sell highly engineered turbocharging, air and fluid compression, and high-speed electric motor technologies to original equipment manufacturers (“OEMs”) and independent aftermarket distributors in the mobility and industrial fields. We have significant expertise in delivering highly engineered products at scale for internal combustion engines using gasoline, diesel, natural gas, and hydrogen, as well as for zero-emission vehicles. Our products are key enablers for fuel economy, energy efficiency, thermal management, and compliance with greenhouse gas and other emission-reduction targets.
Basis of Presentation
The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited Consolidated Interim Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K, as filed with the SEC on February 19, 2026 (our “2025 Form 10-K”). The results of operations and cash flows for the three months ended March 31, 2026 should not necessarily be taken as indicative of the entire year. All amounts presented are in millions, except per share amounts.
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

Note 2. Summary of Significant Accounting Policies
The accounting policies of the Company are set forth in Note 2 to the Consolidated Financial Statements for the year ended December 31, 2025 included in our 2025 Form 10-K.
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
Net sales by region (determined based on country of shipment) and channel is included in Note 22, Segments and Concentrations.
Contract Balances
The following table summarizes our contract assets and liabilities balances:

	2026	2025
	(Dollars in millions)
Contract assets—January 1	$48	$40
Contract assets—March 31	72	52
Change in contract assets—Increase/(Decrease)	$24	$12
Contract liabilities—January 1	$(10)	$(8)
Contract liabilities—March 31	(15)	(12)
Change in contract liabilities—Decrease/(Increase)	$(5)	$(4)

Note 4. Research, Development and Engineering
Garrett conducts research, development, and engineering (“RD&E”) activities, which consist primarily of the development of new products and product applications. RD&E costs are included in Cost of goods sold. Customer reimbursements are netted against gross RD&E expenditures as they are considered a recovery of cost. RD&E costs are charged to expense as incurred unless the Company has a contractual guarantee of reimbursement from the customer, in which case the related costs are capitalized. Total RD&E expenses, net of customer reimbursements, amounted to the following:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Research, development and engineering costs	$37	$40
As of March 31, 2026 and December 31, 2025, $53 million and $52 million, respectively, of contractually reimbursable costs were capitalized. These amounts are recorded within Other current assets and Other assets in the Consolidated Interim Balance Sheet.

Note 5. Income Taxes

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Tax expense	$23	$23
Effective tax rate	19.5%	27.1%

The effective tax rates for the three months ended March 31, 2026 and 2025 were 19.5% and 27.1%, respectively. The change in the effective tax rate for the three months ended March 31, 2026 compared to the prior period is primarily related to a decrease in U.S. taxes on international operations, the global mix of earnings, and deductions related to employee share-based payments.

The effective tax rate for the three months ended March 31, 2026 was lower than the U.S. federal statutory rate of 21% primarily because of the global mix of earnings, benefits related to research and development expenses, and deductions related to employee share-based compensation.

Note 6. Accounts, Notes and Other Receivables—Net

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Trade receivables	$654	$533
Notes receivable	102	113
Other receivables	62	66
	818	712
Less—Allowance for expected credit losses	(8)	(9)
	$810	$703
Trade receivables include $72 million and $48 million of unbilled customer contract asset balances as of March 31, 2026 and December 31, 2025, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. See Note 3, Revenue Recognition and Contracts with Customers.
Notes receivable is related to guaranteed bank notes without recourse that the Company receives in settlement of accounts receivables, primarily in the Asia Pacific region. See Note 7, Factoring and Notes Receivable.
Other receivables includes VAT receivables of $42 million and $47 million as of March 31, 2026 and December 31, 2025, respectively.

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

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Eligible receivables sold without recourse	$186	$152
Guaranteed bank notes sold without recourse	16	16
The expenses related to the sale of trade receivables and guaranteed bank notes are recognized within Other expense, net in the Consolidated Interim Statements of Operations, and were $1 million and $1 million for the three months ended March 31, 2026 and 2025, respectively.

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Receivables sold but not yet collected by the bank from the customer	$31	$—
Guaranteed bank notes sold but not yet collected by the bank from the customer	—	—
As of March 31, 2026 and December 31, 2025, the Company had no guaranteed bank notes pledged as collateral.

Note 8. Inventories—Net

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Raw materials	$250	$268
Work in process	19	20
Finished products	88	93
	357	381
Less—Reserves	(44)	(42)
	$313	$339

Note 9. Other Current Assets

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Prepaid expenses	$25	$18
Taxes receivable	24	31
Advanced discounts to customers, current	13	13
Customer reimbursable engineering	24	18
Foreign exchange forward contracts	21	16
Other	1	2
	$108	$98

Note 10. Other Assets

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Advanced discounts to customers, non-current	$29	$31
Operating right-of-use assets (Note 14)	50	49
Income tax receivable	21	21
Pension and other employee related	28	28
Customer reimbursable engineering costs	29	34
Designated and undesignated derivatives (Note 17)	4	—
Other	12	9
	$173	$172

Note 11. Supplier Financing
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

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Supplier financing obligations outstanding with financial institutions	$77	$69
Guaranteed bank notes outstanding	179	158
Note 12. Accrued Liabilities

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Customer pricing reserve	$97	$88
Compensation, benefit and other employee related	76	81
Repositioning	9	6
Product warranties and performance guarantees - short-term (Note 20)	13	13
Income and other taxes	27	32
Customer advances and deferred income (1)	20	17
Accrued interest	27	12
Short-term lease liability (Note 14)	13	13
Accrued freight	11	9
Designated and undesignated derivatives (Note 17)	13	11
Environmental reserve	2	3
Other (primarily operating expenses)	14	10
	322	295
(1)Customer advances and deferred income include $15 million and $10 million of contract liabilities as of March 31, 2026 and December 31, 2025, respectively. See Note 3, Revenue Recognition and Contracts with Customers.

The Company accrues repositioning costs related to projects to optimize its product costs and right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Interim Statements of Operations.
The following tables summarize the activity in our repositioning accrual:

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2025	$6	$—	$6
Charges	12	—	12
Usage—cash	(9)	—	(9)
Balance at March 31, 2026	$9	$—	$9

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2024	$12	$—	$12
Charges	7	—	7
Usage—cash	(3)	—	(3)
Balance at March 31, 2025	$16	$—	$16

Note 13. Other Liabilities

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Income taxes	$94	$90
Derivatives designated as net investment hedges (Note 17)	87	124
Designated and undesignated derivatives (Note 17)	40	61
Pension and other employee related	9	9
Long-term lease liability (Note 14)	39	38
Product warranties and performance guarantees – long-term (Note 20)	8	8
Environmental remediation – long term	7	11
Long-term accounts payable	3	4
Asset retirement obligation	8	8
Other (1)	9	10
	304	363
(1)Certain prior period amounts have been reclassified to conform to current period presentation. This reclassification had no effect on previously reported total Other liabilities.

Note 14. Leases
We have operating leases that primarily consist of real estate, machinery, and equipment. As of March 31, 2026, the Company does not have any material finance leases. Our leases have remaining lease terms of up to 12 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.

The components of lease expense are as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Operating lease cost	$5	$4
Short-term lease cost	1	—
Total lease cost	$6	$4
Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4	$4
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5	2
Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Other assets	$50	$49
Accrued liabilities	13	13
Other liabilities	39	38

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	6.29	6.43
Weighted-average discount rate	6.03%	6.25%

Maturities of operating lease liabilities as of March 31, 2026 were as follows:

(Dollars in millions)
2026	$13
2027	14
2028	10
2029	6
2030	4
Thereafter	16
Total lease payments	63
Less imputed interest	(11)
$52

Note 15. Long-Term Debt and Credit Agreements
Senior Notes
On May 21, 2024, Garrett Motion Holdings Inc. and Garrett LX I S.à.r.l. (the "Issuers"), wholly owned subsidiaries of the Company, completed an offering of $800 million in aggregate principal amount of 7.75% Senior Unsecured Notes due

2032 (the "2032 Senior Notes"). The 2032 Senior Notes mature on May 31, 2032. The Company incurred $12 million of debt issuance costs, which have been capitalized and are being amortized on a straight-line basis.
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
Credit Facilities
On January 30, 2025, the Company entered into a Restatement Agreement (the "Restatement Agreement"), which amends and restates the Credit Agreement, dated as of April 30, 2021 (as amended from time to time, the "Existing Credit Agreement" and as amended and restated by the Restatement Agreement, the "Credit Agreement"), by and among the Company, Garrett Motion Holdings Inc., Garrett Motion Sàrl and Garrett LX I S.à.r.l., as borrowers (the "Borrowers"), the lenders and issuing banks part thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent. Under the Restatement Agreement, the Company refinanced in full its $692 million U.S. Dollar term loan facility (the "2021 Dollar Term Facility") under the Existing Credit Agreement with a new $692 million term loan (the "2025 Dollar Term Facility") in an aggregate principal amount of $692 million. The 2025 Dollar Term Facility will mature on January 30, 2032, and bear interest at a rate equal to, at the Company's option, the Adjusted Term SOFR Rate (as defined in the Restatement Agreement) plus 2.00% per annum in the case of Term Benchmark Loans (as defined in the Restatement Agreement) and the Alternate Base Rate (as defined in the Restatement Agreement) plus 1.00% per annum in the case of ABR Loans (as defined in the Restatement Agreement).
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

As of March 31, 2026, the Company was in compliance with all covenants under the 2032 Senior Notes indenture and Credit Agreement.
The principal outstanding and carrying amounts of our long-term debt as of March 31, 2026 and December 31, 2025 are as follows:

	Due	Interest Rate	March 31, 2026	December 31, 2025
2025 Dollar Term Facility	1/30/2032	SOFR plus 200 bps	$635	$637
2032 Senior Notes	5/31/2032	7.75%	800	800
Other			2	2
Total principal outstanding			1,437	1,439
Less: unamortized deferred financing costs			(20)	(21)
Less: current portion of long-term debt			(7)	(7)
Total long-term debt			$1,410	$1,411
Separate from the New Revolving Facility, the Company has a bilateral letter of credit facility with outstanding letters of credit in the amount of $10 million and $10 million at March 31, 2026 and December 31, 2025, respectively. The letters of credit typically support customs arrangements and other obligations at our local affiliates.
Minimum scheduled principal repayments of long-term debt as of March 31, 2026 are as follow:

March 31, 2026
(Dollars in millions)
2026	$5
2027	7
2028	9
2029	7
2030	7
Thereafter	1,402
Total debt payments	$1,437

Note 16. Equity
Common Stock
Cash dividends paid to shareholders of our Common Stock for the three months ended March 31, 2026 and 2025 were as follows (in millions, except per share amounts):

	Quarterly Dividends
	2026		2025
	Per Share	Total	Per Share	Total
First quarter	$0.08	$16	$0.06	$12
Treasury Stock
Treasury stock represents shares of the Company's Common Stock that have been issued and subsequently repurchased by the Company or withheld to satisfy withholding tax obligations in connection with the vesting of equity awards, and that have not been retired or cancelled. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of Equity (Deficit) on the Consolidated Interim Balance Sheet. The Company accounts for the reissuance of treasury stock using the average cost method. The Company did not reissue or retire any shares of treasury stock during the three months ended March 31, 2026.

Share Repurchase Program
On December 3, 2025, the Board of Directors authorized a $250 million share repurchase program valid from January 1, 2026 until December 31, 2026. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. During the three months ended March 31, 2026, the Company repurchased $87 million of Common Stock, and had $163 million remaining under the share repurchase program as of that date. These repurchases include a total of 2,500,000 shares repurchased from funds affiliated with Oaktree Capital Management, L.P., a related party, for $50 million. The repurchased shares are held as treasury stock.

Note 17. Financial Instruments and Fair Value Measures
Our credit, market, and foreign currency risk management policies are described in Note 17, Financial Instruments and Fair Value Measures, to the Consolidated Financial Statements for the year ended December 31, 2025 included in our 2025 Form 10-K. As of March 31, 2026 and December 31, 2025, we had contracts with aggregate gross notional amounts of $2,172 million and $1,374 million, respectively, to hedge foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar, and Korean Won.
Fair Value of Financial Instruments
The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

			Fair Value
	Notional Amounts		Assets			Liabilities
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025		March 31, 2026	December 31, 2025
Designated instruments:
Designated forward currency exchange contracts	$1,235	$637	$24	$15	(a)	$11	$8	(c)
Designated cross-currency swaps	1,775	1,775	—	—	(b)	114	169	(d)
Designated interest-rate swaps	625	625	—	—	(b)	11	16	(d)
Total designated instruments	3,635	3,037	24	15		136	193
Undesignated instruments:
Undesignated forward currency exchange contracts	937	737	1	2	(a)	4	3	(c)
Total undesignated instruments	937	737	1	2		4	3
Total designated and undesignated instruments	$4,572	$3,774	$25	$17		$140	$196
(a) Recorded within Other current assets and Other assets
(b) Recorded within Other assets
(c) Recorded within Accrued liabilities and Other liabilities
(d) Recorded within Other liabilities

Cash Flow Hedges
During 2025, the Company entered into float-to-fixed interest rate swap contracts with an aggregate notional amount of $625 million and maturities in January 2028, January 2029, January 2030 and January 2031, of which an interest rate swap contract with a notional amount of $50 million was early settled during 2025. Changes in the fair value of the interest rate swap contracts are recorded in Accumulated Other Comprehensive Income ("AOCI") and will be reclassified to Interest expense in the Consolidated Interim Statement of Operations upon maturity. Amounts recognized related to the early settlement of the interest rate swap contract were immaterial.
The Company also has outstanding forward currency exchange contracts with maturities up to 18 months and an aggregate notional amount of $1,235 million and $637 million as of March 31, 2026 and December 31, 2025, respectively. These forward currency exchange contracts have been designated as cash flow hedges to mitigate foreign currency exposures primarily on our inventory purchases and manufacturing costs. The gains and losses on the forward currency exchange contracts are recorded in AOCI and reclassified to Cost of goods sold in the Consolidated Interim Statement of Operations when the underlying transactions are recognized in earnings.
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
Net Investment Hedges
The Company has designated cross-currency swaps with aggregate notional amounts of €1,157 million ($1,225 million) as net investment hedges of its Euro-denominated operations. Changes in the fair value of the net investment hedges are recorded in AOCI until the net investment is liquidated or sold. The fair values of the net investment hedges were net liabilities of $87 million and $124 million as of March 31, 2026 and December 31, 2025, respectively. No ineffectiveness has been recorded on the net investment hedges.
Non-Designated Derivatives
The Company has outstanding forward currency exchange contracts with maturities generally up to 3 months and an aggregate notional amount of $937 million and $737 million as of March 31, 2026 and December 31, 2025, respectively. Changes in the fair value of the forward currency exchange contracts are recorded in Non-operating (income) expense in the Consolidated Interim Statements of Operations.
The Company had float-to-fixed interest rate swap contracts that were early settled in 2025. Changes in the fair value of the undesignated interest rate swap contracts were recorded in Interest expense in the Consolidated Interim Statements of Operations.
Effect of Derivatives on the Statements of Operations and Statements of Comprehensive Income (Loss)
The following tables present the pretax impact that changes in the fair values of derivatives designated as cash flow hedges and net investment hedges had on OCI, AOCI and earnings:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Cash flow hedges
Gain (loss) reclassified from AOCI to income:
Cost of goods sold	$(3)	$—
Interest expense	—	—
Non-operating (expense) income	(12)	19
Gain (loss) recognized in other comprehensive income (loss)	18	17

Net investment hedges
Gain (loss) recognized in other comprehensive income (loss)	39	(44)

During the next twelve months, $14 million of pretax gain on cash flow hedges is expected to be reclassified from AOCI into income.
The following table summarizes the pretax gain (loss) that changes in the fair values of derivatives not designated as hedging instruments had on earnings:

		Three Months Ended March 31,
		2026	2025
Contract Type	Location	(Dollars in millions)
Interest rate swaps	Interest expense (1)	$—	$—
Forward currency exchange contracts	Non-operating income	9	(10)

(1) Includes interest income of $6 million, partially offset by marked-to-market remeasurement losses of $6 million, for the three months ended March 31, 2025. There were no undesignated interest rate swaps outstanding during 2026.

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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities	$624	$635	$626	$639
2032 Senior Notes	791	828	790	850
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

Note 18. Accumulated Other Comprehensive Income
The changes in AOCI by component are set forth below:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Foreign Exchange Translation Adjustment
Balance at beginning of period	$(110)	$(27)
Other comprehensive (loss) income before reclassifications	(5)	(29)
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	—	—
Amounts reclassified from AOCI	—	—
Balance at end of period	(115)	(56)

Pension Adjustments
Balance at beginning of period	(16)	(15)
Other comprehensive income (loss) before reclassifications	—	—
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	—	—
Balance at end of period	(16)	(15)

Changes in Fair Value of Effective Cash Flow Hedges
Balance at beginning of period	(6)	(10)
Other comprehensive (loss) income before reclassifications	4	17
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	(3)	2
Amounts reclassified from AOCI	15	(19)
Income taxes associated with reclassifications from AOCI	(2)	2
Balance at end of period	8	(8)

Changes in Fair Value of Net Investment Hedges
Balance at beginning of period	(6)	125
Other comprehensive (loss) income before reclassifications	39	(44)
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	(8)	9
Balance at end of period	25	90

Accumulated other comprehensive (loss) income, end of period	$(98)	$11

Reclassifications from AOCI to income were as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Changes in Fair Value of Effective Cash Flow Hedges
Reclassification forward currency exchange contracts to Cost of goods sold	$3	$—
Reclassification cross-currency swaps to Interest expense	—	—
Reclassification cross-currency swaps to Non-operating (income) expense	12	(19)
Tax effect on reclassification to income	(2)	2
Amounts reclassified from AOCI, net	13	(17)

Total reclassifications for the period	$13	$(17)
Note 19. Earnings Per Share
Basic earnings per share ("EPS") is computed using the two-class method. The deferred stock units ("DSUs") related to our stock-based compensation plan contain non-forfeitable rights to dividends and are considered as participating securities. The two-class method requires an allocation of earnings to all securities that participate in dividends with common shares to the extent that each such security may share in the Company's earnings. Basic EPS is then calculated by dividing undistributed earnings allocated to common stock by the weighted average number of common shares outstanding for the period. Under the two-class method, the impact of these participating securities was immaterial for the three months ended March 31, 2026 and 2025.
Diluted earnings per share is calculated by applying the two-class method for participating securities and then incorporating the dilutive effect of other potential common shares, determined using methods such as the treasury stock method, to arrive at the most dilutive EPS.
The details of the EPS calculations for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions except per share)
Basic earnings per share:
Net income	$95	$62
Weighted average common shares outstanding – Basic	189,248,149	205,113,600
EPS – Basic	$0.50	$0.30

Diluted earnings per share:
Weighted average common shares outstanding – Basic	189,248,149	205,113,600
Dilutive effect of unvested RSUs and other contingently issuable shares	3,954,471	2,457,411
Weighted average common shares outstanding – Diluted	193,202,620	207,571,011
EPS – Diluted	$0.49	$0.30

Note 20. Commitments and Contingencies
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
Brazilian Tax Matter
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits between January 2017 and February 2020. The estimated total amount of the loss contingency arising from this matter as of March 31, 2026 was $28 million, including penalties and interest. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.
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

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Warranty and product performance guarantees at beginning of period	$21	$23
Accruals for warranties/guarantees issued during the period	3	2
Settlement of warranty/guarantee claims	(3)	(3)
Foreign currency translation	—	—
Warranty and product performance guarantees at end of period	$21	$22
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
Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2026. We expect to make contributions of cash and/or marketable securities of approximately $5 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2026. There have been no contributions as of March 31, 2026.

Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended March 31,
	U.S. Plans		Non-U.S. Plan
	2026	2025	2026	2025
	(Dollars in millions)
Service cost	$—	$—	$2	$2
Interest cost	2	2	1	1
Expected return on plan assets	(2)	(2)	(2)	(2)
Amortization of prior service (credit)	—	—	—	—
Total	$—	$—	$1	$1
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
The Company derives revenues from customers through sales of turbocharging, air and fluid compression, and high-speed electric motor technologies for OEMs and independent aftermarket distributors in the mobility and industrial fields.
Sales concentration - Net sales by region (determined based on country of shipment) and product line are as follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
United States	$179	$176
Europe
Germany	93	89
Rest of Europe	410	336
Asia
China	167	153
Rest of Asia	110	104
Other International	26	20
	$985	$878

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Diesel	$232	$208
Gas	443	403
Commercial Vehicles / Industrial	181	155
Aftermarket	114	98
Other	15	14
	$985	$878
The table below provides segment information about the Company:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Net sales	$985	$878
Less:
Material costs	563	501
Variable manufacturing costs (1)	117	99
Fixed manufacturing costs (2)	72	59
RD&E costs	37	40
Selling, general and administrative costs	58	59
Interest expense	27	29
Income tax expense	23	23
Other segment items (3)	(7)	7
Consolidated net income	$95	$62
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
The measure of segment assets is reported on the balance sheet as total consolidated assets. The Company had capital expenditures of $29 million and $26 million for the three months ended March 31, 2026 and 2025, respectively.

Note 23. Subsequent Events

On April 30, 2026, the Board of Directors declared a cash dividend of $0.08 per share of Common Stock, payable on June 15, 2026, to shareholders of record as of June 1, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations, which we refer to as our “MD&A,” should be read in conjunction with our Consolidated Interim Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q as well as the audited annual Consolidated Financial Statements for the year ended December 31, 2025, included in our 2025 Form 10-K. Some of the information contained in this MD&A or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve various risks and uncertainties. Please refer to the "Special Note Regarding Forward-Looking Statements" below.
The following MD&A is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the three months ended March 31, 2026.
Executive Summary
During the first quarter of 2026, we outperformed the light vehicle industry across all verticals. This was driven by growth in diesel and gasoline volumes from new program launches, increased commercial vehicle demand in all key regions, as well as continued industrial strength. Aftermarket growth further contributed to a favorable product mix. We continued to deliver productivity year-over-year across both variable and fixed costs; however, these benefits were offset by the timing of foreign exchange pass-through. Our financial results were also impacted by the timing of customer recoveries. As a result, Net income for the quarter was $95 million, and Adjusted EBIT was $151 million. As the broader macroeconomic and geopolitical conditions evolve, we continue to actively monitor developments and their potential impacts on the industry and our operations.

We continue to have success across our differentiated technologies by winning business in both turbo and zero emission offerings. We secured light vehicle turbo, commercial vehicle and industrial awards across multiple regions, including turbo technology for data centers. We have also received favorable feedback from mobility and industrial customers related to expected efficiency gains from our E-Cooling oil-free compressor over existing recognized technologies.
For the three months ended March 31, 2026, we repurchased $87 million of Common Stock under our share repurchase program. These repurchases include a total of 2,500,000 shares from funds affiliated with Oaktree Capital Management, L.P., a related party, for $50 million. As of March 31, 2026, we had $163 million of the authorized amount remaining under our share repurchase program. The repurchased shares are held as treasury stock.
On February 19, 2026, the Board of Directors declared a cash dividend of $0.08 per share of Common Stock, payable on March 16, 2026, to shareholders of record as of March 2, 2026. The total amount of dividends paid on March 16, 2026 amounted to $16 million.
Disaggregated Revenue
The following tables show our revenues by geographic region and product line for the three months ended March 31, 2026 and 2025, respectively.
By Region

	Three Months Ended March 31,
	2026		2025
	(Dollars in millions)
United States	$179	18%	$176	20%
Europe	503	51%	425	49%
Asia	277	28%	257	29%
Other	26	3%	20	2%
Total	$985		$878

By Product Line

	Three Months Ended March 31,
	2026		2025
	(Dollars in millions)
Diesel	$232	24%	$208	24%
Gas	443	45%	403	46%
Commercial Vehicles / Industrial	181	18%	155	18%
Aftermarket	114	12%	98	11%
Other	15	1%	14	1%
Total	$985		$878

Results of Operations for the Three Months Ended March 31, 2026
Net Sales

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Net sales	$985	$878
% change compared with prior period	12.2%
Net Sales for the Three Months Ended March 31, 2026
For the three months ended March 31, 2026, net sales compared to the prior period increased by $107 million or 12% (including a favorable impact of $58 million or 6% due to foreign currency translation primarily driven by higher Euro-to-U.S. dollar exchange rates). The increase was primarily related to higher demand across all verticals, favorable foreign currency impacts and favorable product mix partially offset by price net of inflation pass-through. Net sales also increased by $5 million driven by recoveries on import tariffs.
Gasoline product sales increased by $40 million or 10% (including a favorable impact of $27 million or 7% due to foreign currency translation), primarily driven by new application launches and program ramp-ups in Europe.
Diesel product sales increased by $24 million or 12% (including a favorable impact of $18 million or 9% due to foreign currency translation), primarily driven by strong demand for light commercial vehicles and pickup trucks in North America, Brazil, Southeast Asia and application launches in India.
Commercial vehicles/industrial sales increased by $26 million or 17% (including a favorable impact of $6 million or 4% due to foreign currency translation), primarily driven by growth in all key regions as well as continued industrial growth.
Aftermarket sales increased by $16 million or 16% (including a favorable impact of $6 million or 6% due to foreign currency translation), primarily driven by stronger demand for commercial vehicle parts in all key regions.
Cost of Goods Sold and Gross Profit

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Cost of goods sold	$789	$699
% change compared with prior period	12.9%
Gross profit percentage	19.9%	20.4%

Cost of Goods Sold and Gross Profit for the Three Months Ended March 31, 2026

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the three months ended March 31, 2025	$699	$179
Increase/(decrease) due to:
Volume	42	19
Product mix	4	4
Price, net of inflation pass-through	—	(11)
Commodity, transportation & energy deflation	(2)	2
Productivity, net	7	(21)
Import tariffs	6	(1)
Research, development & engineering	(7)	7
Foreign exchange rate impacts	40	18
Cost of Goods Sold / Gross Profit for the three months ended March 31, 2026	$789	$196
For the three months ended March 31, 2026, cost of goods sold increased by $90 million, primarily driven by $42 million from higher sales volumes, $40 million from foreign currency impacts, $7 million of lower productivity net of labor inflation and repositioning costs, $6 million from import tariffs and $4 million of unfavorable product mix. These increases were partially offset by $7 million of lower RD&E costs and $2 million of commodity, transportation and energy deflation.
For the three months ended March 31, 2026, gross profit increased by $17 million, primarily driven by $19 million from higher sales volumes, $18 million from foreign currency impacts, $7 million of lower RD&E costs, $4 million of favorable product mix and $2 million from commodity, transportation and energy deflation. These increases were partially offset by $21 million of lower productivity net of labor deflation and repositioning costs, $11 million of pricing, net of inflation pass-through and $1 million from import tariffs.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Selling, general and administrative expense	$58	$59
% of sales	5.9%	6.7%
Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2026, decreased by $1 million compared with the prior period, primarily driven by $3 million of lower professional services, $2 million of bad debt recovery and $1 million of lower personnel costs, partially offset by $5 million of unfavorable foreign currency impacts.
Other Expense, Net

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Other expense, net	$1	$7
Other expense, net for the three months ended March 31, 2026 decreased by $6 million compared to the prior period, primarily driven by $6 million in professional fees incurred in the prior year related to our Restatement Agreement.
Interest Expense

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Interest expense	$27	$29

For the three months ended March 31, 2026, interest expense decreased by $2 million compared to the prior period. This decrease was primarily due to $3 million in lower interest expense due to a different notional amount of debt outstanding during the period.

Non-Operating Income, Net

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Non-operating income, net	$(8)	$(1)
For the three months ended March 31, 2026, we had non-operating income of $8 million versus $1 million in the prior period. The increase in non-operating income was primarily driven by the resolution of certain environmental liabilities and foreign exchange transactional gains.
Tax Expense

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Tax expense	$23	$23
Effective tax rate	19.5%	27.1%
The effective tax rates for the three months ended March 31, 2026 and 2025 were 19.5% and 27.1%, respectively.

The change in the effective tax rate for the three months ended March 31, 2026, compared to the prior period is primarily related to a decrease in U.S. taxes on international operations, the global mix of earnings, and deductions related to employee share-based compensation.

The effective tax rate can vary from quarter to quarter due to changes in the Company’s global mix of earnings, the resolution of income tax audits, changes in tax laws (including updated guidance on U.S. tax reform), deductions related to employee share-based payments, internal restructurings, and pension mark-to-market adjustments.

Net Income

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Net income	$95	$62
Net income margin	9.6%	7.1%
Net income for the three months ended March 31, 2026, increased by $33 million compared with the prior period, primarily due to $17 million of higher gross profit, $7 million of higher non-operating income, $6 million of lower other expense, net, $2 million of lower interest expense and $1 million of lower SG&A expense.

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
EBIT and Adjusted EBIT
We define “EBIT” as our net income calculated in accordance with U.S. GAAP, plus the sum of (i) interest expense net of interest income and (ii) tax expense. We define “Adjusted EBIT” as EBIT, plus the sum of (i) repositioning costs, (ii) foreign exchange (gain) loss on debt net of related hedging (gains) losses, (iii) discounting costs on factoring, (iv) gain on sale of equity investment, (v) acquisition and divestiture expenses, (vi) other non-operating income, and (vii) debt refinancing and redemption costs, if any.
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
The following table reconciles Net income under GAAP to Adjusted EBIT:

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Net income	$95	$62
Interest expense, net of interest income (1)	26	29
Tax expense	23	23
EBIT	144	114
Repositioning costs (2)	12	7
Foreign exchange gain on debt, net of related hedging loss	—	1
Factoring and notes receivables discount fees	1	1
Other non-operating income (3)	(6)	(1)
Debt refinancing and redemption costs (4)	—	6
Acquisition and divestiture expenses	—	3
Adjusted EBIT	$151	$131

(1)Reflects interest income of $1 million and $0 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Repositioning costs includes severance costs related to restructuring projects to improve future productivity.
(3)Reflects the non-service component of net periodic pension income and, for the three months ended March 31, 2026, also includes $5 million related to the resolution of certain environmental liabilities not directly related to the Company's operations.
(4)Reflects third-party costs directly attributable to the refinancing of our credit facilities and any amendments.

Adjusted EBIT for the Three Months Ended March 31, 2026

For the three months ended March 31, 2026, net income increased by $33 million versus the prior period as discussed above within Results of Operations for Three Months Ended March 31, 2026.
Adjusted EBIT increased by $20 million compared to the prior period driven by $19 million of higher volumes, $13 million of benefit from foreign currency impacts, $7 million of lower RD&E costs, $4 million of favorable impacts from product mix and $2 million of commodity, transportation and energy deflation. This increase was partially offset by $14 million of lower productivity and $11 million of pricing net of inflation pass-through.
During the three months ended March 31, 2026, we saw volume growth across all verticals. Gasoline growth was driven by new application launches and program ramp-ups in Europe. Diesel growth was due to strong demand for light commercial vehicles and pickup trucks in North and South America, Southeast Asia and application launches in India. Commercial vehicles/industrial growth was driven by strong demand for commercial vehicles in all key regions, as well as continued industrial growth. Aftermarket volumes also increased across all regions for commercial vehicle parts, resulting in a favorable product mix.
The increased productivity from our ability to flex our variable cost structure while driving sustained fixed cost productivity was more than offset by year-over-year labor inflation, higher stock based compensation and the timing of our productivity actions. Our overall financial results for the three months ended March 31, 2026 were also impacted by the timing of customer recoveries.
Gains in foreign currency from translational, transactional, and hedging effects in the three months ended March 31, 2026, primarily driven by a higher Chinese Yuan-to-U.S. dollar versus the prior period, accounted for a $13 million increase in Adjusted EBIT.

Liquidity and Capital Resources
Overview

	March 31, 2026	December 31, 2025
	(Dollars in millions)
Cash and cash equivalents	$142	$177
Restricted cash	2	2
Revolving Facility - available borrowing capacity	630	630
Revolving Facility - borrowings or letters of credit outstanding	—	—
Term Loan Facilities - principal outstanding	635	637
Senior Notes - principal outstanding	800	800
Bilateral letter of credit facility - utilized capacity	10	10
During the three months ended March 31, 2026, we paid cash dividends of $16 million. On April 30, 2026, we declared a cash dividend of $0.08 per share of Common Stock, payable on June 15, 2026, to shareholders of record as of June 1, 2026.
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
Share Repurchase Program
On December 3, 2025, the Board of Directors authorized a $250 million share repurchase program valid from January 1, 2026, until December 31, 2026. During the three months ended March 31, 2026, we repurchased $87 million of Common Stock, with $163 million remaining under the share repurchase program as of that date. These repurchases include a total of 2,500,000 shares repurchased from funds affiliated with Oaktree Capital Management, L.P., a related party, for $50 million. We may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. We are not obligated to purchase any shares under the share repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. For more information, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Cash Flow Summary for the Three Months Ended March 31, 2026

	Three Months Ended March 31,
	2026	2025
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$98	$56
Investing activities	(26)	(22)
Financing activities	(105)	(31)
Effect of exchange rate changes on cash and restricted cash	(2)	2
Net (decrease) increase in cash, cash equivalents and restricted cash	$(35)	$5
Cash provided by operating activities increased by $42 million for the three months ended March 31, 2026, versus the prior year. The increase was primarily driven by $21 million of higher net income net of non-cash charges, $18 million of favorable impacts from working capital changes and $3 million of favorable impact from changes in other assets and liabilities.

Cash flow used for investing activities increased by $4 million for the three months ended March 31, 2026, compared to the same period in the prior year. The increase was driven by $3 million in higher capital expenditures on property, plant and equipment versus the prior year and $1 million in reduced proceeds from our cross currency swaps.
Cash used for financing activities was $105 million for the three months ended March 31, 2026, compared with $31 million in the prior year. During the three months ended March 31, 2026, we made payments of $87 million for the repurchase of Common Stock under our share repurchase program, payments of $16 million for dividends on our Common Stock and debt repayments of $2 million.
In comparison, cash used for financing activities was $31 million for the three months ended March 31, 2025 primarily driven by debt repayments of $71 million, payments of $30 million for Common Stock repurchases and payments of $12 million for dividends on our Common Stock. These payments were partially offset by proceeds of $68 million from the Credit Facilities and $17 million of bank overdrafts.

Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies
The preparation of our Consolidated Interim Financial Statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. Actual results could differ from our estimates and assumptions, and any such differences could be material to our financial statements. Our critical accounting policies are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2025 Form 10-K.
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

(10) program launch difficulties; (11) volatility in the cost of raw materials, components, energy, transportation, and other inputs; (12) supply shortages or supplier distress leading to a disruption of our operations; (13) realization of sales from awarded business; (14) economic, political, regulatory, foreign exchange and other risks of our international operations; (15) geopolitical conditions, catastrophic events and pandemics; (16) joint venture partnerships, joint development projects and other strategic opportunities; (17) intellectual property rights; (18) work stoppages or other disruptions at our facilities; (19) realization of productivity and efficiency improvements and repositioning projects; (20) warranty claims, product recalls, field actions or product liability actions; (21) litigation, government proceedings and other contingencies and uncertainties; (22) environmental matters and liabilities; (23) information technology and data privacy considerations, including cybersecurity and other security concerns; (24) our substantial indebtedness and restrictive covenants related to such indebtedness; (25) tax considerations; (26) our ability to raise capital; (27) our pension funding obligations; or (28) payment of dividends and share repurchases. For a further discussion of these and other risks, refer to Part I, Item 1A. "Risk Factors" of our 2025 Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of March 31, 2026, the net fair value of all financial instruments with exposure to currency risk was $104 million. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be $244 million and $(254) million, respectively, at March 31, 2026, exchange rates. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.
There have been no other material changes to the Company’s quantitative and qualitative disclosures about interest rate or commodity price risks as disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, in our 2025 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes to the risks described under "Risk Factors” in our 2025 Form 10-K. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our 2025 Form 10-K. These factors could materially adversely affect our business, financial condition, or results of operations, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 3, 2025, the Board of Directors authorized a $250 million share repurchase program valid from January 1, 2026, until December 31, 2026. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The following table summarizes our share repurchase activity for the three months ended March 31, 2026, and additional information regarding our share repurchase program:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
January 1, 2026 - January 31, 2026	448,176	18.08	448,176	$241,895,407
February 1, 2026 - February 28, 2026	2,859,368	19.93	2,859,368	184,904,233
March 1, 2026 - March 31, 2026	1,207,169	18.16	1,207,169	162,980,323
Total	4,514,713	$19.27	4,514,713	$162,980,323
(1) Excludes shares withheld to satisfy tax withholding obligations in connection with the vesting of equity awards.
Other than the repurchases reflected in the table above, there were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Trading Agreements
On February 27, 2026, Thierry Mabru, Senior Vice President, Integrated Supply Chain, adopted a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K intended to satisfy Rule 10b5-1(c), to sell up to 70,000 shares of Common Stock between May 29, 2026 and May 28, 2027.
On March 6, 2026, Sean Deason, Senior Vice President & Chief Financial Officer, adopted a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K intended to satisfy Rule 10b5-1(c), to sell up to 110,000 shares of Common Stock between June 5, 2026 and February 19, 2027.
During the three months ended March 31, 2026, no other director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading agreement" or "non-Rule 10b5-1 trading agreement," as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Interim Statements of Operations, (ii) the Consolidated Interim Statements of Comprehensive Income, (iii) the Consolidated Interim Balance Sheets, (iv) the Consolidated Interim Statements of Cash Flows, (v) the Consolidated Interim Statements of Equity (Deficit) and (vi) Notes to the Consolidated Interim Financial Statements
*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: April 30, 2026	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: April 30, 2026	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer