Form 10-Q
period 2026-06-30
Garrett Motion Inc.
filed 2026-07-29
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of July 24, 2026, the registrant had 186,493,414 shares of Common Stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions, except per share amounts)
Net sales (Note 3)	$976	$913	$1,961	$1,791
Cost of goods sold	764	732	1,553	1,431
Gross profit	212	181	408	360
Selling, general and administrative expenses	63	59	121	118
Other expense, net	1	1	2	8
Interest expense	24	25	51	54
Non-operating income, net	(2)	(6)	(10)	(7)
Income before taxes	126	102	244	187
Tax expense (Note 5)	25	15	48	38
Net income	$101	$87	$196	$149

Earnings per common share (Note 19)
Basic	$0.54	$0.43	$1.04	$0.73
Diluted	0.53	0.42	1.02	0.72

Weighted average common shares outstanding
Basic	187,252,451	202,672,945	188,244,787	203,886,530
Diluted	190,594,777	205,255,033	191,970,322	206,433,975
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net income	$101	$87	$196	$149
Foreign exchange translation adjustment	43	(59)	38	(88)
Changes in fair value of effective cash flow hedges, net of tax (Note 17)	(1)	17	13	19
Changes in fair value of net investment hedges, net of tax (Note 17)	2	(128)	33	(163)
Total other comprehensive income (loss), net of tax	44	(170)	84	(232)
Comprehensive income (loss)	$145	$(83)	$280	$(83)
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

	June 30, 2026	December 31, 2025
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$158	$177
Restricted cash	2	2
Accounts, notes and other receivables – net (Note 6)	836	703
Inventories – net (Note 8)	350	339
Other current assets (Note 9)	124	98
Total current assets	1,470	1,319
Investments and long-term receivables	10	11
Property, plant and equipment – net	426	462
Goodwill	193	193
Deferred income taxes	207	210
Other assets (Note 10)	167	172
Total assets	$2,473	$2,367
LIABILITIES
Current liabilities:
Accounts payable	$1,135	$1,061
Current maturities of long-term debt (Note 15)	7	7
Accrued liabilities (Note 12)	325	295
Total current liabilities	1,467	1,363
Long-term debt (Note 15)	1,360	1,411
Deferred income taxes	35	32
Other liabilities (Note 13)	286	363
Total liabilities	$3,148	$3,169
COMMITMENTS AND CONTINGENCIES (Note 20)
EQUITY (DEFICIT)
Common Stock, par value $0.001; 1,000,000,000 and 1,000,000,000 shares authorized, 245,457,621 and 242,549,685 issued and 186,800,685 and 190,556,297 outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid–in capital	1,254	1,240
Retained deficit	(1,220)	(1,384)
Accumulated other comprehensive loss (Note 18)	(54)	(138)
Treasury Stock, at cost; 58,666,936 and 51,993,388 shares as of June 30, 2026 and December 31, 2025, respectively (Note 16)	(655)	(520)
Total deficit	(675)	(802)
Total liabilities and deficit	$2,473	$2,367
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Cash flows from operating activities:
Net income	$196	$149
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	10	(3)
Depreciation	49	45
Amortization of deferred issuance costs	3	3
Foreign exchange loss (gain)	17	(65)
Stock compensation expense	14	13
Pension expense	—	1
Unrealized (gain) loss on derivatives	(37)	81
Other	8	4
Changes in assets and liabilities:
Accounts, notes and other receivables	(137)	8
Inventories	(23)	20
Other assets	5	(7)
Accounts payable	109	(13)
Accrued liabilities	12	(44)
Other liabilities	17	22
Net cash provided by operating activities	$243	$214
Cash flows from investing activities:
Expenditures for property, plant and equipment	(46)	(41)
Proceeds from cross-currency swap contracts	8	15
Net cash used for investing activities	$(38)	$(26)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of debt financing costs	56	68
Payments of long-term debt	(110)	(73)
Repurchases of Common Stock	(115)	(52)
Excise tax on Common Stock repurchase	(1)	(3)
Dividend payments	(31)	(25)
Withholdings on shares issued under stock plan	(20)	—
Payments for debt and revolving facility financing costs	—	(2)
Other	(1)	(2)
Net cash used for financing activities	$(222)	$(89)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2)	8
Net (decrease) increase in cash, cash equivalents and restricted cash	(19)	107
Cash, cash equivalents and restricted cash at beginning of the period	179	126
Cash, cash equivalents and restricted cash at end of the period	$160	$233
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$34	$37
Interest paid	50	46
Supplemental disclosure of non-cash investing activities:
Expenditures for property, plant and equipment in accounts payable	38	24

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) / Income	Total Deficit
	Shares (1)	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2025	243	$—	52	$(520)	$1,240	$(1,384)	$(138)	$(802)
Net income	—	—	—	—	—	95	—	95
Share repurchases	—	—	4	(87)	—	—	—	(87)
Excise tax on share repurchases	—	—	—	(1)	—	—	—	(1)
Shares issued under stock plan, net of shares withheld for employee taxes	2	—	1	(17)	—	—	—	(17)
Other comprehensive income, net of tax	—	—	—	—	—	—	40	40
Dividends	—	—	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	—	—	7	—	—	7
Balance at March 31, 2026	245	$—	57	$(625)	$1,247	$(1,305)	$(98)	$(781)
Net income	—	—	—	—	—	101	—	101
Share repurchases	—	—	1	(28)	—	—	—	(28)
Excise tax on share repurchases	—	—	—	1	—	—	—	1
Shares issued under stock plan, net of shares withheld for employee taxes	—	—	—	(3)	—	—	—	(3)
Other comprehensive income, net of tax	—	—	—	—	—	—	44	44
Dividends	—	—	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	—	—	7	—	—	7
Balance at June 30, 2026	245	$—	58	$(655)	$1,254	$(1,220)	$(54)	$(675)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Deficit
	Shares (1)	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2024	241	$—	35	$(306)	$1,213	$(1,653)	$73	$(673)
Net income	—	—	—	—	—	62	—	62
Share repurchases	—	—	3	(30)	—	—	—	(30)
Excise tax on share repurchases	—	—	—	—	—	—	—	—
Shares issued under stock plan, net of shares withheld for employee taxes	1	—	—	(3)	—	—	—	(3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(62)	(62)
Stock-based compensation	—	—	—	—	6	—	—	6
Balance at March 31, 2025	242	$—	38	$(339)	$1,219	$(1,591)	$11	$(700)
Net income	—	—	—	—	—	87	—	87
Share repurchases	—	—	3	(22)	—	—	—	(22)
Excise tax on share repurchases	—	—	—	—	—	—	—	—
Shares issued under stock plan, net of shares withheld for employee taxes	—	—	—	(1)	—	—	—	(1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(170)	(170)
Dividends	—	—	—	—	—	(13)	—	(13)
Stock-based compensation	—	—	—	—	7	—	—	7
Balance at June 30, 2025	242	$—	41	$(362)	$1,226	$(1,517)	$(159)	$(812)
(1) Common shares issued less treasury shares equals common shares outstanding
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

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
Basis of Presentation
The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited Consolidated Interim Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K, as filed with the SEC on February 19, 2026 (our “2025 Form 10-K”). The results of operations for the three and six months ended June 30, 2026 and cash flows for the six months ended June 30, 2026 should not necessarily be taken as indicative of the entire year. All amounts presented are in millions, except per share amounts.
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
Net sales by region (determined based on country of shipment) and product line is included in Note 22, Segments and Concentrations.
Contract Balances
The following table summarizes our contract assets and liabilities balances:

	2026	2025
	(Dollars in millions)
Contract assets—January 1	$48	$40
Contract assets—June 30	53	51
Change in contract assets—Increase/(Decrease)	$5	$11
Contract liabilities—January 1	$(10)	$(8)
Contract liabilities—June 30	(16)	(15)
Change in contract liabilities—Decrease/(Increase)	$(6)	$(7)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Research, development and engineering costs	$44	$45	$81	$85
As of June 30, 2026 and December 31, 2025, $45 million and $52 million, respectively, of contractually reimbursable costs were capitalized. These amounts are recorded within Other current assets and Other assets in the Consolidated Interim Balance Sheet.

Note 5. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Tax expense	$25	$15	$48	$38
Effective tax rate	19.8%	14.7%	19.7%	20.3%

The effective tax rates for the three months ended June 30, 2026 and 2025 were 19.8% and 14.7%, respectively. The effective tax rates for the six months ended June 30, 2026 and 2025 were 19.7% and 20.3%, respectively.

The change in the effective tax rate for the three and six months ended June 30, 2026 compared to the prior period is primarily related to a decrease in U.S. taxes on international operations during 2026, the global mix of earnings from year-to-year, a one-time benefit related to the revaluation of deferred tax assets in China during 2025, and deductions related to employee share-based compensation during 2026.

The effective tax rate for the three months ended June 30, 2026 was lower than the U.S. federal statutory rate of 21% primarily because of the global mix of earnings, benefits related to research and development expenses, and the release of audit reserves.

The effective tax rate for the six months ended June 30, 2026 was lower than the U.S. federal statutory rate of 21% primarily because of the global mix of earnings, benefits related to research and development expenses, deductions related to employee share-based compensation, and the release of audit reserves.

Note 6. Accounts, Notes and Other Receivables—Net

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Trade receivables	$698	$533
Notes receivable	71	113
Other receivables	75	66
	844	712
Less—Allowance for expected credit losses	(8)	(9)
	$836	$703
Trade receivables include $53 million and $48 million of unbilled customer contract asset balances as of June 30, 2026 and December 31, 2025, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. See Note 3, Revenue Recognition and Contracts with Customers.
Notes receivable is related to guaranteed bank notes without recourse that the Company receives in settlement of accounts receivables, primarily in the Asia Pacific region. See Note 7, Factoring and Notes Receivable.
Other receivables includes VAT receivables of $45 million and $47 million as of June 30, 2026 and December 31, 2025, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Eligible receivables sold without recourse	$205	$190	$391	$342
Guaranteed bank notes sold without recourse	82	80	98	96
The expenses related to the sale of trade receivables and guaranteed bank notes are recognized within Other expense, net in the Consolidated Interim Statements of Operations, and were $1 million and $1 million for the three months ended June 30, 2026 and 2025, respectively, and $2 million and $2 million for the six months ended June 30, 2026 and 2025, respectively.

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Receivables sold but not yet collected by the bank from the customer	$16	$—
Guaranteed bank notes sold but not yet collected by the bank from the customer	31	—
As of June 30, 2026 and December 31, 2025, the Company had no guaranteed bank notes pledged as collateral.

Note 8. Inventories—Net

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Raw materials	$274	$268
Work in process	19	20
Finished products	100	93
	393	381
Less—Reserves	(43)	(42)
	$350	$339

Note 9. Other Current Assets

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Prepaid expenses	$27	$18
Taxes receivable	26	31
Advanced discounts to customers, current	13	13
Customer reimbursable engineering	13	18
Foreign exchange forward contracts	45	16
Other	—	2
	$124	$98

Note 10. Other Assets

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Advanced discounts to customers, non-current	$27	$31
Operating right-of-use assets (Note 14)	49	49
Income tax receivable	21	21
Pension and other employee related	28	28
Customer reimbursable engineering costs	32	34
Designated and undesignated derivatives (Note 17)	3	—
Other	7	9
	$167	$172

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

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Supplier financing obligations outstanding with financial institutions	$77	$69
Guaranteed bank notes outstanding	188	158
Note 12. Accrued Liabilities

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Customer pricing reserve	$96	$88
Compensation, benefit and other employee related	75	81
Repositioning	7	6
Product warranties and performance guarantees - short-term (Note 20)	13	13
Income and other taxes	27	32
Customer advances and deferred income (1)	25	17
Accrued interest	9	12
Short-term lease liability (Note 14)	13	13
Accrued freight	11	9
Designated and undesignated derivatives (Note 17)	17	11
Derivatives designated as net investment hedges (Note 17)	14	—
Environmental reserve	1	3
Other (primarily operating expenses)	17	10
	$325	$295
(1)Customer advances and deferred income include $16 million and $10 million of contract liabilities as of June 30, 2026 and December 31, 2025, respectively. See Note 3, Revenue Recognition and Contracts with Customers.

The Company accrues repositioning costs related to projects to optimize its product costs and right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Interim Statements of Operations.
The following tables summarize the activity in our repositioning accrual:

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2025	$6	$—	$6
Charges	13	—	13
Usage—cash	(12)	—	(12)
Balance at June 30, 2026	$7	$—	$7

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2024	$12	$—	$12
Charges	5	—	5
Usage—cash	(6)	—	(6)
Balance at June 30, 2025	$11	$—	$11

Note 13. Other Liabilities

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Income taxes	$93	$90
Derivatives designated as net investment hedges (Note 17)	75	124
Designated and undesignated derivatives (Note 17)	36	61
Pension and other employee related	8	9
Long-term lease liability (Note 14)	37	38
Product warranties and performance guarantees – long-term (Note 20)	8	8
Environmental remediation – long term	8	11
Long-term accounts payable	4	4
Asset retirement obligation	8	8
Other (1)	9	10
	286	363
(1)Certain prior period amounts have been reclassified to conform to current period presentation. This reclassification had no effect on previously reported total Other liabilities.

Note 14. Leases
We have operating leases that primarily consist of real estate, machinery, and equipment. As of June 30, 2026, the Company does not have any material finance leases. Our leases have remaining lease terms of up to 12 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.

The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Operating lease cost	$4	$5	$9	$9
Short-term lease cost	1	1	2	1
Total lease cost	$5	$6	$11	$10
Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4	$4	$8	$8
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2	2	7	4
Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Other assets	$49	$49
Accrued liabilities	13	13
Other liabilities	37	38

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	6.19	6.43
Weighted-average discount rate	5.95%	6.25%

Maturities of operating lease liabilities as of June 30, 2026 were as follows:

(Dollars in millions)
2026	$9
2027	14
2028	10
2029	6
2030	4
Thereafter	16
Total lease payments	59
Less imputed interest	(9)
$50

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
Credit Facilities
On January 30, 2025, the Company entered into a Restatement Agreement (the "Restatement Agreement"), which amends and restates the Credit Agreement, dated as of April 30, 2021 (as amended from time to time, the "Existing Credit Agreement" and as amended and restated by the Restatement Agreement and as further amended from time to time, the "Credit Agreement"), by and among the Company, Garrett Motion Holdings Inc., Garrett Motion Sàrl and Garrett LX I S.à.r.l., as borrowers (the "Borrowers"), the lenders and issuing banks part thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent. Under the Restatement Agreement, the Company refinanced in full its $692 million U.S. Dollar term loan facility (the "2021 Dollar Term Facility") under the Existing Credit Agreement with a new $692 million term loan (the "2025 Dollar Term Facility") in an aggregate principal amount of $692 million. The 2025 Dollar Term Facility matures on January 30, 2032. On May 18, 2026, the Company entered into Amendment No. 2 (the "Second Amendment") to the Restatement Agreement, which reduced the Applicable Rate (as defined in the Restatement Agreement) to the Adjusted Term SOFR Rate (as defined in the Restatement Agreement) plus 1.75% per annum in the case of Term Benchmark Loans (as defined in the Restatement Agreement) and the Alternate Base Rate plus 0.75% per annum in the case of ABR Loans (as defined in the Restatement Agreement).
Also on January 30, 2025, pursuant to the Restatement Agreement, the Company replaced its existing $600 million revolving commitments under the Existing Credit Agreement with new revolving commitments under the Credit Agreement in an aggregate principal amount of $630 million (the "New Revolving Facility" and, together with the 2025 Dollar Term Facility, the "Credit Facilities"). The maturity date of the New Revolving Facility is January 30, 2030. The New Revolving Facility, when drawn, will bear interest at a rate equal to the applicable benchmark plus an applicable margin that varies based on the Company's leverage ratio. Pursuant to the Second Amendment, the applicable margin for revolving borrowings ranges from 1.75% to 1.25% per annum in the case of Term Benchmark Loans and 0.75% to 0.25% per annum in the case of ABR Loans. In addition to paying interest on outstanding borrowings under the New Revolving Facility, the Company must also pay a quarterly commitment fee based on the average daily unused portion of the New Revolving Facility during such quarter, which is determined by its leverage ratio and ranges from 0.25% to 0.50% per annum.
Concurrent with the Second Amendment, the Company made an early debt repayment of $50 million on its 2025 Dollar Term Facility. The early repayment resulted in incremental amortization of debt issuance costs of $1 million, included within Interest expense in the Consolidated Interim Statement of Operations.
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
As of June 30, 2026, the Company was in compliance with all covenants under the 2032 Senior Notes indenture and Credit Agreement.
The principal outstanding and carrying amounts of our long-term debt as of June 30, 2026 and December 31, 2025 are as follows:

	Due	Interest Rate	June 30, 2026	December 31, 2025
2025 Dollar Term Facility	1/30/2032	SOFR plus 175 bps	$583	$637
2032 Senior Notes	5/31/2032	7.75%	800	800
Other			3	2
Total principal outstanding			1,386	1,439
Less: unamortized deferred financing costs			(19)	(21)
Less: current portion of long-term debt			(7)	(7)
Total long-term debt			$1,360	$1,411
Separate from the New Revolving Facility, the Company has a bilateral letter of credit facility with outstanding letters of credit in the amount of $10 million and $10 million at June 30, 2026 and December 31, 2025, respectively. The letters of credit typically support customs arrangements and other obligations at our local affiliates.
Minimum scheduled principal repayments of long-term debt as of June 30, 2026 are as follow:

June 30, 2026
(Dollars in millions)
2026	$3
2027	7
2028	10
2029	7
2030	7
Thereafter	1,352
Total debt payments	$1,386

Note 16. Equity
Common Stock
Cash dividends paid to shareholders of our Common Stock for the three and six months ended June 30, 2026 and 2025 were as follows (in millions, except per share amounts):

	Quarterly Dividends
	2026		2025
	Per Share	Total	Per Share	Total
First quarter	$0.08	$16	$0.06	$12
Second quarter	0.08	15	0.06	13

Treasury Stock
Treasury stock represents shares of the Company's Common Stock that have been issued and subsequently repurchased by the Company or withheld to satisfy withholding tax obligations in connection with the vesting of equity awards, and that have not been retired or cancelled. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of Equity (Deficit) on the Consolidated Interim Balance Sheet. The Company accounts for the reissuance of treasury stock using the average cost method. The Company did not reissue or retire any shares of treasury stock during the three and six months ended June 30, 2026.
Share Repurchase Program
On December 3, 2025, the Board of Directors authorized a $250 million share repurchase program valid from January 1, 2026 until December 31, 2026. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. During the six months ended June 30, 2026, the Company repurchased $115 million of Common Stock, and had $135 million remaining under the share repurchase program as of that date. These repurchases include a total of 2,500,000 shares repurchased from funds affiliated with Oaktree Capital Management, L.P., a related party, for $50 million. The repurchased shares are held as treasury stock.

Note 17. Financial Instruments and Fair Value Measures
Our credit, market, and foreign currency risk management policies are described in Note 17, Financial Instruments and Fair Value Measures, to the Consolidated Financial Statements for the year ended December 31, 2025 included in our 2025 Form 10-K. As of June 30, 2026 and December 31, 2025, we had contracts with aggregate gross notional amounts of $2,222 million and $1,374 million, respectively, to hedge foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar, and Korean Won.
Fair Value of Financial Instruments
The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

			Fair Value
	Notional Amounts		Assets			Liabilities
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025		June 30, 2026	December 31, 2025
Designated instruments:
Designated forward currency exchange contracts	$1,088	$637	$29	$15	(a)	$14	$8	(d)
Designated cross-currency swaps	1,775	1,775	—	—	(b)	120	169	(f)
Designated interest-rate swaps	560	625	—	—	(b)	4	16	(f)
Total designated instruments	3,423	3,037	29	15		138	193
Undesignated instruments:
Undesignated forward currency exchange contracts	1,134	737	19	2	(c)	4	3	(e)
Total undesignated instruments	1,134	737	19	2		4	3
Total designated and undesignated instruments	$4,557	$3,774	$48	$17		$142	$196
(a) Recorded within Other current assets and Other assets

(b) Recorded within Other assets
(c) Recorded within Other current assets
(d) Recorded within Accrued liabilities and Other liabilities
(e) Recorded within Accrued liabilities
(f) Recorded within Other liabilities

Cash Flow Hedges
As of December 31, 2025, the Company had float-to-fixed interest rate swap contracts with an aggregate notional amount of $625 million and maturities in January 2028, January 2029, January 2030 and January 2031, of which an interest rate swap contract with a notional amount of $65 million was early settled during 2026. Changes in the fair value of the interest rate swap contracts are recorded in Accumulated Other Comprehensive Income ("AOCI") and will be reclassified to Interest expense in the Consolidated Interim Statement of Operations upon maturity. Amounts recognized related to the early settlement of the interest rate swap contract were immaterial.
The Company also has outstanding forward currency exchange contracts with maturities up to 18 months and an aggregate notional amount of $1,088 million and $637 million as of June 30, 2026 and December 31, 2025, respectively. These forward currency exchange contracts have been designated as cash flow hedges to mitigate foreign currency exposures primarily on our inventory purchases and manufacturing costs. The gains and losses on the forward currency exchange contracts are recorded in AOCI and reclassified to Cost of goods sold in the Consolidated Interim Statement of Operations when the underlying transactions are recognized in earnings.
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
Net Investment Hedges
The Company has designated cross-currency swaps with aggregate notional amounts of €1,157 million ($1,225 million) as net investment hedges of its Euro-denominated operations. Changes in the fair value of the net investment hedges are recorded in AOCI until the net investment is liquidated or sold. The fair values of the net investment hedges were net liabilities of $89 million and $124 million as of June 30, 2026 and December 31, 2025, respectively. No ineffectiveness has been recorded on the net investment hedges.
Non-Designated Derivatives
The Company has outstanding forward currency exchange contracts with maturities generally up to 3 months and an aggregate notional amount of $1,134 million and $737 million as of June 30, 2026 and December 31, 2025, respectively. Changes in the fair value of the forward currency exchange contracts are recorded in Non-operating (income) expense in the Consolidated Interim Statements of Operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Cash flow hedges
(Gain) loss reclassified from AOCI to income:
Cost of goods sold	$(5)	$—	$(8)	$—
Interest expense	(1)	(4)	(1)	(4)
Non-operating (income) expense	(5)	45	(17)	64
Gain (loss) recognized in other comprehensive income (loss)	—	(8)	18	(8)

Net investment hedges
Gain (loss) recognized in other comprehensive income (loss)	3	(134)	42	(178)
During the next twelve months, $14 million of pretax gain on cash flow hedges is expected to be reclassified from AOCI into income.
The following table summarizes the pretax gain (loss) that changes in the fair values of derivatives not designated as hedging instruments had on earnings:

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Contract Type	Location	(Dollars in millions)
Interest rate swaps	Interest expense (1)	$—	$—	$—	$—
Forward currency exchange contracts	Non-operating income	19	(20)	28	(26)

(1) Includes interest income of $6 million, partially offset by marked-to-market remeasurement losses of $6 million, for the six months ended June 30, 2025. There were no undesignated interest rate swaps outstanding during 2026.

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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities	$573	$582	$626	$639
2032 Senior Notes	791	839	790	850
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

Note 18. Accumulated Other Comprehensive Income
The changes in AOCI by component are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Foreign Exchange Translation Adjustment
Balance at beginning of period	$(115)	$(56)	$(110)	$(27)
Other comprehensive (loss) income before reclassifications	43	(59)	38	(88)
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	—	—	—	—
Amounts reclassified from AOCI	—	—	—	—
Balance at end of period	(72)	(115)	(72)	(115)

Pension Adjustments
Balance at beginning of period	(16)	(15)	(16)	(15)
Other comprehensive income (loss) before reclassifications	—	—	—	—
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	—	—	—	—
Balance at end of period	(16)	(15)	(16)	(15)

Changes in Fair Value of Effective Cash Flow Hedges
Balance at beginning of period	8	(8)	(6)	(10)
Other comprehensive (loss) income before reclassifications	(11)	29	(7)	46
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	—	24	(3)	26
Amounts reclassified from AOCI	11	(41)	26	(60)
Income taxes associated with reclassifications from AOCI	(1)	5	(3)	7
Balance at end of period	7	9	7	9

Changes in Fair Value of Net Investment Hedges
Balance at beginning of period	25	90	(6)	125
Other comprehensive (loss) income before reclassifications	3	(133)	42	(177)
Income tax benefit (expense) associated with comprehensive income (loss) before reclassifications	(1)	5	(9)	14
Balance at end of period	27	(38)	27	(38)

Accumulated other comprehensive (loss) income, end of period	$(54)	$(159)	$(54)	$(159)

Reclassifications from AOCI to income were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Changes in Fair Value of Effective Cash Flow Hedges
Reclassification forward currency exchange contracts to Cost of goods sold	$5	$—	$8	$—
Reclassification cross-currency swaps to Interest expense	1	4	1	4
Reclassification cross-currency swaps to Non-operating (income) expense	5	(45)	17	(64)
Tax effect on reclassification to income	(1)	5	(3)	7
Amounts reclassified from AOCI, net	10	(36)	23	(53)

Total reclassifications for the period	$10	$(36)	$23	$(53)
Note 19. Earnings Per Share
Basic earnings per share ("EPS") is computed using the two-class method. The deferred stock units ("DSUs") related to our stock-based compensation plan contain non-forfeitable rights to dividends and are considered as participating securities. The two-class method requires an allocation of earnings to all securities that participate in dividends with common shares to the extent that each such security may share in the Company's earnings. Basic EPS is then calculated by dividing undistributed earnings allocated to common stock by the weighted average number of common shares outstanding for the period. Under the two-class method, the impact of these participating securities was immaterial for the three and six months ended June 30, 2026 and 2025.
Diluted EPS is calculated by applying the two-class method for participating securities and then incorporating the dilutive effect of other potential common shares, determined using methods such as the treasury stock method, to arrive at the most dilutive EPS.
The details of the EPS calculations for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions except per share)
Basic earnings per share:
Net income	$101	$87	$196	$149
Weighted average common shares outstanding – Basic	187,252,451	202,672,945	188,244,787	203,886,530
EPS – Basic	$0.54	$0.43	$1.04	$0.73

Diluted earnings per share:
Weighted average common shares outstanding – Basic	187,252,451	202,672,945	188,244,787	203,886,530
Dilutive effect of unvested RSUs and other contingently issuable shares	3,342,326	2,582,088	3,725,535	2,547,445
Weighted average common shares outstanding – Diluted	190,594,777	205,255,033	191,970,322	206,433,975
EPS – Diluted	$0.53	$0.42	$1.02	$0.72

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
Brazilian Tax Matter
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits between January 2017 and February 2020. The estimated total amount of the loss contingency arising from this matter as of June 30, 2026 was $29 million, including penalties and interest. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Warranty and product performance guarantees at beginning of period	$21	$22	$21	$23
Accruals for warranties/guarantees issued during the period	4	4	7	6
Settlement of warranty/guarantee claims	(4)	(5)	(7)	(8)
Foreign currency translation	—	2	—	2
Warranty and product performance guarantees at end of period	$21	$23	$21	$23
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

Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2026. We expect to make contributions of cash and/or marketable securities of approximately $5 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2026, of which $2 million has been contributed as of June 30, 2026.
Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	U.S. Plans		Non-U.S. Plan		U.S. Plans		Non-U.S. Plan
	2026	2025	2026	2025	2026	2025	2026	2025
	(Dollars in millions)
Service cost	$—	$—	$2	$2	$—	$—	$4	$4
Interest cost	2	2	1	1	4	4	2	2
Expected return on plan assets	(3)	(2)	(2)	(2)	(5)	(4)	(4)	(4)
Amortization of prior service (credit)	—	—	(1)	—	—	—	(1)	(1)
Total	$(1)	$—	$—	$1	$(1)	$—	$1	$1
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
Sales concentration - Net sales by region (determined based on country of shipment) and product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
United States	$174	$178	$353	$354
Europe
Germany	116	86	209	175
United Kingdom	88	92	183	177
Rest of Europe	305	283	620	534
Asia
China	159	151	326	304
Rest of Asia	102	99	212	203
Other International	32	24	58	44
	$976	$913	$1,961	$1,791

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Diesel	$235	$217	$467	$425
Gas	416	398	859	801
Commercial Vehicles / Industrial	188	170	369	325
Aftermarket	119	111	233	209
Other	18	17	33	31
	$976	$913	$1,961	$1,791
The table below provides segment information about the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net sales	$976	$913	$1,961	$1,791
Less:
Material costs	552	513	1,115	1,014
Variable manufacturing costs (1)	108	123	225	221
Fixed manufacturing costs (2)	60	51	133	110
RD&E costs	44	45	81	85
Selling, general and administrative costs	63	59	121	118
Interest expense	24	25	51	54
Income tax expense	25	15	48	38
Other segment items (3)	(1)	(5)	(9)	2
Consolidated net income	$101	$87	$196	$149
(1) Variable manufacturing costs include freight, duties and tariffs, direct and indirect labor costs, repairs and maintenance, and variable overhead costs.
(2) Fixed manufacturing costs include depreciation and amortization, rent, overhead labor costs, repositioning costs, utilities, and other fixed costs.
(3) Other segment items consist of non-service components of net periodic pension expense, interest income, equity income and other non-operating income items (if any).
The measure of segment assets is reported on the Consolidated Interim Balance Sheet as total consolidated assets. The Company had capital expenditures of $17 million and $15 million for the three months ended June 30, 2026 and 2025, respectively, and $46 million and $41 million for the six months ended June 30, 2026 and 2025, respectively.

Note 23. Subsequent Events

On July 29, 2026, the Board of Directors declared a cash dividend of $0.08 per share of Common Stock, payable on September 15, 2026, to shareholders of record as of September 1, 2026.

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
The following MD&A is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the three and six months ended June 30, 2026.
Executive Summary
During the second quarter of 2026, we outperformed the light vehicle industry and saw growth across all verticals. This was primarily driven by increased gasoline volumes from new program launches, strong demand in light commercial vehicle as well as continued industrial growth. Aftermarket growth further contributed to a favorable product mix. We delivered strong operating performance year-over-year, resulting in Net income for the quarter of $101 million and Adjusted EBIT(1) of $152 million. As the broader macroeconomic and geopolitical conditions evolve, we continue to actively monitor developments and their potential impacts on the industry and our operations.

We continue to have success across our differentiated technologies by winning business in both turbo and zero emission offerings. We secured light vehicle turbo, commercial vehicle and industrial awards across multiple regions, including turbo technology for data centers. We have also received favorable feedback from mobility and industrial customers related to expected efficiency gains from our E-Cooling oil-free compressor over existing recognized technologies. We also kicked off pre-development of a commercial vehicle E-powertrain with a Japanese truck maker.
For the three months ended June 30, 2026, we repurchased $28 million of Common Stock under our share repurchase program. As of June 30, 2026, we had $135 million of the authorized amount remaining under our share repurchase program. The repurchased shares are held as treasury stock.
On April 30, 2026, the Board of Directors declared a cash dividend of $0.08 per share of Common Stock, payable on June 15, 2026, to shareholders of record as of June 1, 2026. The total amount of dividends paid on June 15, 2026 amounted to $15 million. On July 29, 2026, the Board of Directors declared a cash dividend of $0.08 per share of Common Stock, payable on September 15, 2026, to shareholders of record as of September 1, 2026.
(1) Adjusted EBIT is a non-GAAP measure. Refer to "Non-GAAP Measures" below for a definition of Adjusted EBIT and a reconciliation of Adjusted EBIT to net income, the most directly comparable GAAP financial measure.
Disaggregated Revenue
The following tables show our revenues by geographic region and product line for the three and six months ended June 30, 2026 and 2025, respectively.
By Region

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(Dollars in millions)
United States	$174	18%	$178	20%	$353	18%	$354	20%
Europe	509	52%	461	50%	1,012	52%	886	49%
Asia	261	27%	250	27%	538	27%	507	28%
Other	32	3%	24	3%	58	3%	44	3%
Total	$976		$913		$1,961		$1,791

By Product Line

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	(Dollars in millions)
Diesel	$235	24%	$217	24%	$467	24%	$425	24%
Gas	416	43%	398	43%	859	44%	801	45%
Commercial Vehicles / Industrial	188	19%	170	19%	369	19%	325	18%
Aftermarket	119	12%	111	12%	233	12%	209	11%
Other	18	2%	17	2%	33	1%	31	2%
Total	$976		$913		$1,961		$1,791

Results of Operations for the Three and Six Months Ended June 30, 2026
Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net sales	$976	$913	$1,961	$1,791
% change compared with prior period	6.9%		9.5%
Net Sales for the Three Months Ended June 30, 2026
For the three months ended June 30, 2026, net sales compared to the prior period increased by $63 million or 7% (including a favorable impact of $15 million or 2% due to foreign currency fluctuation). The increase was primarily related to higher demand across all verticals, favorable price net of inflation pass-through, and foreign currency impacts, partially offset by lower customer recoveries on import tariffs.
Gasoline product sales increased by $18 million or 5% (including a favorable impact of $7 million or 2% due to foreign currency translation), primarily driven by new application launches and program ramp-ups in Europe, India, and South America.
Diesel product sales increased by $18 million or 8% (including a favorable impact of $6 million or 2% due to foreign currency translation), primarily driven by strong demand for light commercial vehicles and pickup trucks in Europe, Asia, and South America, and program ramp-ups in India.
Commercial vehicle and Industrial sales increased by $18 million or 10% (with no impact from foreign currency translation), primarily driven by volume recovery in China and continued industrial growth in China and North America stationary power generation ("Gensets") for data centers.
Aftermarket sales increased by $8 million or 8% (including a favorable impact of $2 million or 1% due to foreign currency translation), primarily due to stronger demand for replacement parts in Europe, China, and Australia, partially offset by softer demand for off-highway replacement parts in North America.

Net Sales for the Six Months Ended June 30, 2026
For the six months ended June 30, 2026, net sales compared to the prior period increased by $170 million or 9% (including a favorable impact of $73 million or 4% due to foreign currency translation). The increase was primarily related to higher demand across all verticals, and favorable foreign currency impacts, partially offset by unfavorable price net of inflation pass-through and lower customer recoveries on import tariffs.
Gasoline product sales increased by $58 million or 7% (including a favorable impact of $34 million or 4% due to foreign currency translation), primarily driven by new application launches and program ramp-ups in Europe, India, and South America.
Diesel product sales increased by $42 million or 10% (including a favorable impact of $24 million or 6% due to foreign currency translation), primarily driven by strong demand for light commercial vehicles and pickup trucks in Europe, Asia, and South America and program ramp-ups in India.
Commercial vehicle and Industrial sales increased by $44 million or 14% (including a favorable impact of $6 million or 2% due to foreign currency translation), primarily driven by volume recovery in China and continued industrial growth in China and North America Gensets for data centers.
Aftermarket sales increased by $24 million or 11% (including a favorable impact of $8 million or 3% due to foreign currency translation), primarily due to stronger demand for replacement parts in Europe, India, China, and Australia, while North America remains stable compared with the prior period.
Cost of Goods Sold and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Cost of goods sold	$764	$732	$1,553	$1,431
% change compared with prior period	4.4%		8.5%
Gross profit percentage	21.7%	19.8%	20.8%	20.1%

Cost of Goods Sold and Gross Profit for the Three Months Ended June 30, 2026

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the three months ended June 30, 2025	$732	$181
Increase/(decrease) due to:
Volume	35	16
Product mix	18	3
Price, net of inflation pass-through	—	8
Commodity, transportation & energy inflation	8	(8)
Productivity, net	(24)	8
Import tariffs	(16)	—
Research, development & engineering	(4)	4
Foreign exchange rate impacts	15	—
Cost of Goods Sold / Gross Profit for the three months ended June 30, 2026	$764	$212
For the three months ended June 30, 2026, cost of goods sold increased by $32 million, primarily driven by $35 million from higher sales volumes, $18 million of unfavorable mix, $15 million from foreign currency impacts, and $8 million of commodity, transportation, and energy inflation. These increases were partially offset by $24 million productivity net of labor inflation and repositioning costs, $16 million of lower import tariffs, and $4 million of lower RD&E costs.
For the three months ended June 30, 2026, gross profit increased by $31 million, primarily driven by $16 million from higher sales volumes, $8 million productivity net of labor inflation and repositioning costs, $8 million of price net of inflation pass-through, $4 million of lower RD&E costs, and $3 million of favorable product mix. These increases were partially offset by $8 million of commodity, transportation, and energy inflation. There was no impact from import tariffs for the three months ended June 30, 2026.
Cost of Goods Sold and Gross Profit for the Six Months Ended June 30, 2026

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the six months ended June 30, 2025	$1,431	$360
Increase/(decrease) due to:
Volume	77	35
Product mix	22	7
Price, net of inflation pass-through	—	(3)
Commodity, transportation & energy inflation	6	(6)
Productivity, net	(17)	(13)
Import tariffs	(10)	(1)
Research, development & engineering	(11)	11
Foreign exchange rate impacts	55	18
Cost of Goods Sold / Gross Profit for the six months ended June 30, 2026	$1,553	$408
For the six months ended June 30, 2026, cost of goods sold increased by $122 million, primarily driven by $77 million from higher sales volumes, $55 million of foreign currency impacts, $22 million of favorable mix, and $6 million of commodity, transportation, and energy inflation. These increases were partially offset by $17 million productivity net of labor inflation and repositioning costs, $11 million of lower RD&E costs, and $10 million of lower import tariffs.
For the six months ended June 30, 2026, gross profit increased by $48 million, primarily driven by $35 million from higher sales volumes, $18 million from favorable foreign currency impacts, $11 million of lower RD&E costs, and $7 million of favorable product mix. These increases were partially offset by $13 million of lower productivity net of labor inflation and repositioning costs, $6 million of commodity, transportation, and energy inflation, $3 million of price net of inflation pass-through, and $1 million of import tariffs.
Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Selling, general and administrative expense	$63	$59	$121	$118
% of sales	6.5%	6.5%	6.2%	6.6%
Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2026 increased by $4 million compared with the prior period, primarily driven by $3 million of higher personnel costs and $2 million of unfavorable foreign currency impact, partially offset by $1 million of lower bad debt expense.
SG&A expenses for the six months ended June 30, 2026 increased by $3 million compared with the prior period, primarily driven by $6 million of unfavorable foreign currency impact, partially offset by $3 million of lower bad debt expense.
Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
			(Dollars in millions)
Other expense, net	$1	$1	$2	$8
Other expense, net for the three months ended June 30, 2026 was consistent with the prior period.
Other expense, net for the six months ended June 30, 2026 decreased by $6 million compared to the prior period, primarily driven by $6 million in professional fees incurred in the prior year related to our Restatement Agreement.
Interest Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Interest expense	$24	$25	$51	$54

For the three months ended June 30, 2026, interest expense decreased by $1 million compared to the prior period. This decrease was primarily due to $3 million in lower interest expense due to a different notional amount of debt outstanding during the period. In addition, we recorded net gains of $2 million on our interest derivatives in the current year, in comparison to net gains of $4 million in the prior year.
For the six months ended June 30, 2026, interest expense decreased by $3 million compared to the prior period. This decrease was primarily due to $5 million in lower interest expense due to a different notional amount of debt outstanding during the period and the repricing of our Credit Agreement. In addition, we recorded net gains of $1 million on our interest derivatives in the current year, in comparison to net gains of $4 million in the prior year.

Non-Operating Income, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Non-operating income, net	$(2)	$(6)	$(10)	$(7)

For the three months ended June 30, 2026, we had non-operating income of $2 million versus $6 million in the prior period. The decrease in non-operating income was primarily driven by a decrease in foreign exchange transactional gains.
For the six months ended June 30, 2026, we had non-operating income of $10 million versus $7 million in the prior period. The increase in non-operating income was primarily driven by the resolution of certain environmental liabilities, partially offset by a decrease in foreign exchange transactional gains.
Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Tax expense	$25	$15	$48	$38
Effective tax rate	19.8%	14.7%	19.7%	20.3%
The effective tax rates for the three months ended June 30, 2026 and 2025 were 19.8% and 14.7%, respectively. The effective tax rates for the six months ended June 30, 2026 and 2025 were 19.7% and 20.3%, respectively.

The change in the effective tax rate for the three and six months ended June 30, 2026 compared to the prior period is primarily related to a decrease in U.S. taxes on international operations during 2026, the global mix of earnings from year-to-year, a one-time benefit related to the revaluation of deferred tax assets in China during 2025, and deductions related to employee share-based compensation during 2026.

The effective tax rate can vary from quarter to quarter due to changes in the Company’s global mix of earnings, the resolution of income tax audits, changes in tax laws (including updated guidance on U.S. tax reform), deductions related to employee share-based compensation, internal restructurings, and pension mark-to-market adjustments.
Net Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net income	$101	$87	$196	$149
Net income margin	10.3%	9.5%	10.0%	8.3%
Net income for the three months ended June 30, 2026 increased by $14 million compared with the prior period, primarily due to $31 million of higher gross profit and $1 million of lower interest expense, partially offset by $10 million of higher tax expense, $4 million of lower non-operating income, and $4 million of higher SG&A expense.
Net income for the six months ended June 30, 2026 increased by $47 million compared with the prior period, primarily due to $48 million of higher gross profit, $6 million lower other expense, net, $3 million lower interest expense, and $3 million higher non-operating income, partially offset by $10 million higher tax expense and $3 million higher SG&A expense.

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

EBIT and Adjusted EBIT
We define “EBIT” as our net income calculated in accordance with GAAP, plus the sum of (i) interest expense net of interest income and (ii) tax expense. We define “Adjusted EBIT” as EBIT, plus the sum of (i) repositioning costs, (ii) foreign exchange (gain) loss on debt net of related hedging (gains) losses, (iii) discounting costs on factoring, (iv) gain on sale of equity investment, (v) acquisition and divestiture expenses, (vi) other non-operating income, and (vii) debt refinancing and redemption costs, if any.
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
The following table reconciles Net income under GAAP to Adjusted EBIT:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net income	$101	$87	$196	$149
Interest expense, net of interest income (1)	25	23	51	52
Tax expense	25	15	48	38
EBIT	151	125	295	239
Repositioning costs (2)	1	(2)	13	5
Foreign exchange gain on debt, net of related hedging loss	—	(1)	—	—
Factoring and notes receivables discount fees	1	1	2	2
Other non-operating income (3)	(2)	(2)	(8)	(3)
Debt refinancing and redemption costs (4)	1	—	1	6
Acquisition and divestiture expenses	—	3	—	6
Adjusted EBIT	$152	$124	$303	$255
(1)Reflects interest income of $0 million and $2 million for the three months ended June 30, 2026 and 2025, respectively, and $0 million and $2 million for the six months ended June 30, 2026 and 2025, respectively.
(2)Repositioning costs includes severance costs related to restructuring projects to improve future productivity.
(3)Reflects the non-service component of net periodic pension income and, for the six months ended June 30, 2026, also includes $5 million related to the resolution of certain environmental liabilities not directly related to the Company's operations.
(4)Reflects third-party costs directly attributable to the refinancing of our credit facilities and any amendments thereto.

Adjusted EBIT for the Three Months Ended June 30, 2026

For the three months ended June 30, 2026, net income increased by $14 million versus the prior period as discussed above within Results of Operations for Three and Six Months Ended June 30, 2026.
For the three months ended June 30, 2026, Adjusted EBIT increased by $28 million compared to the prior period, driven primarily by $16 million of higher volumes, $10 million of higher productivity, $8 million of pricing net of inflation pass-through, $4 million of lower RD&E costs, and $3 million of favorable product mix. These increases were partially offset by $8 million of commodity, transportation, and energy inflation and $5 million of unfavorable foreign currency impacts.
During the three months ended June 30, 2026, we saw volume growth across all verticals. Gasoline growth was driven by new application launches and program ramp-ups in Europe, India, and South America. Diesel growth was due to strong demand for light commercial vehicles and pickup trucks in Europe, Asia and South America, and program ramp-ups in India. Commercial vehicle and industrials growth was driven by strong on-highway demand in China following launches and North America Gensets for data centers. Aftermarket volumes increased in Europe, China, and Australia, resulting in a favorable product mix.
The strong operational productivity from our ability to flex our variable cost structure while driving sustained fixed cost productivity was partially offset by year-over-year labor inflation and higher stock based compensation.
Losses in foreign currency for the three months ended June 30, 2026 were primarily driven by a strong Chinese Yuan and Japanese Yen, partially offset by gains from our derivatives for a $5 million decrease in Adjusted EBIT.
Adjusted EBIT for the Six Months Ended June 30, 2026
For the six months ended June 30, 2026, net income increased by $47 million versus the prior period as discussed above within Results of Operations for Three and Six Months Ended June 30, 2026.
For the six months ended June 30, 2026, Adjusted EBIT increased by $48 million compared to the prior period, driven primarily by $35 million of higher volumes, $11 million of lower RD&E costs, $8 million of favorable foreign currency impacts, and $7 million of favorable product mix. These increases were partially offset by $6 million of commodity, transportation, and energy inflation, $4 million of lower productivity, and $3 million of pricing net of inflation pass-through.
During the six months ended June 30, 2026, we saw volume growth across all verticals. Gasoline growth was driven by new application launches and program ramp-ups in Europe, India, and South America. Diesel growth was due to strong demand for light commercial vehicles and pickup trucks in Europe, Asia, and South America and program ramp-ups in India. Commercial vehicle volume growth was driven by higher on-highway demand in Asia from new launches and following low volumes in the prior period and strong demand in China and North America for Gensets for data centers. Aftermarket volumes increased in Europe, India, China, and Australia for commercial vehicle parts, resulting in favorable mix.
The increased productivity from our ability to flex our variable cost structure while driving sustained fixed cost productivity was offset by year-over-year labor inflation, higher stock-based compensation, and one-time expenses.
Gains in foreign currency from translational, transactional, and hedging effects in the six months ended June 30, 2026 were primarily driven by a stronger Chinese Yuan-to-U.S. dollar versus the prior period, accounting for an $8 million increase in Adjusted EBIT.

Liquidity and Capital Resources
Overview

	June 30, 2026	December 31, 2025
	(Dollars in millions)
Cash and cash equivalents	$158	$177
Restricted cash	2	2
Revolving Facility - available borrowing capacity	630	630
Revolving Facility - borrowings or letters of credit outstanding	—	—
Term Loan Facilities - principal outstanding	583	637
Senior Notes - principal outstanding	800	800
Bilateral letter of credit facility - utilized capacity	10	10
On May 18, 2026, we entered into the Second Amendment to the Restatement Agreement, which reduced the Applicable Rate to the Adjusted Term SOFR Rate plus 1.75% per annum in the case of Term Benchmark Loans and the Alternate Base Rate plus 0.75% per annum in the case of ABR Loans. Additionally, the Second Amendment reduced the applicable margin for revolving borrowings to a range of 1.75% to 1.25% per annum in the case of Term Benchmark Loans and 0.75% to 0.25% per annum in the case of ABR loans. We also made an early debt repayment of $50 million on our 2025 Dollar Term Facility.
During the six months ended June 30, 2026, we paid cash dividends of $31 million. On July 29, 2026, we declared a cash dividend of $0.08 per share of Common Stock, payable on September 15, 2026, to shareholders of record as of September 1, 2026.
We employ several means to manage our liquidity, and our sources of financing include cash flows from operations, cash and cash equivalents on hand, the 2032 Senior Notes, and our Credit Agreement, including our 2025 Dollar Term Facility and our New Revolving Facility. We expect to continue investing in our facilities as we expand our manufacturing capacity for new product launches and invest in new technologies and strategic growth opportunities, in particular in connection with our zero-emission technologies. We believe the combination of expected cash flows, the term loan borrowings, the 2032 Senior Notes, and the New Revolving Facility, will provide us with adequate liquidity to support the Company's operations and investments in strategic growth opportunities through at least the next 12 months. From time-to-time, we may opportunistically access the debt or equity capital markets, or otherwise pursue financing transactions, to supplement our sources of liquidity.
Share Repurchase Program
On December 3, 2025, the Board of Directors authorized a $250 million share repurchase program valid from January 1, 2026, until December 31, 2026. During the six months ended June 30, 2026, we repurchased $115 million of Common

Stock, with $135 million remaining under the share repurchase program as of that date. These repurchases include a total of 2,500,000 shares repurchased from funds affiliated with Oaktree Capital Management, L.P., a related party, for $50 million. We may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. We are not obligated to purchase any shares under the share repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. For more information, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Cash Flow Summary for the Six Months Ended June 30, 2026

	Six Months Ended June 30,
	2026	2025
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$243	$214
Investing activities	(38)	(26)
Financing activities	(222)	(89)
Effect of exchange rate changes on cash and restricted cash	(2)	8
Net (decrease) increase in cash, cash equivalents and restricted cash	$(19)	$107
Cash provided by operating activities increased by $29 million for the six months ended June 30, 2026 compared to the prior period. The increase was primarily driven by $32 million of higher net income net of non-cash charges and $63 million of favorable impact from changes in other assets and liabilities, partially offset by $66 million of unfavorable impacts from working capital changes.
Cash flow used for investing activities increased by $12 million for the six months ended June 30, 2026 compared to the prior period. The increase was driven by $5 million in higher capital expenditures on property, plant and equipment versus the prior period and $7 million in reduced proceeds from our cross currency swaps.
Cash used for financing activities was $222 million for the six months ended June 30, 2026 compared with $89 million in the prior period. During the six months ended June 30, 2026, we made payments of $115 million for the repurchase of Common Stock under our share repurchase program, debt repayments of $110 million, and payments of $31 million for dividends on our Common Stock. These payments were partially offset by $56 million of proceeds from our Credit Facilities.
In comparison, cash used for financing activities was $89 million for the six months ended June 30, 2025, primarily driven by debt repayments of $73 million, payments of $52 million for Common Stock repurchases, and payments of $25 million for dividends on our Common Stock. These payments were partially offset by proceeds of $68 million from the Credit Facilities.

Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates
The preparation of our Consolidated Interim Financial Statements in accordance with GAAP is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. Actual results could differ from our estimates and assumptions, and any such differences could be material to our financial statements. Our critical accounting policies and estimates are summarized in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2025 Form 10-K.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies of the Notes to the Consolidated Interim Financial Statements for further discussion of recent accounting pronouncements.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q and the other reports filed by us with the SEC from time to time, as well as statements incorporated by reference herein and related comments by our management, contain forward-looking statements within the meaning of the U.S. federal securities laws. All statements other than statements of historical fact, including without limitation statements regarding our future results of operations and financial position, expectations regarding the growth of the turbocharger and electric vehicle markets and other industry trends, the sufficiency of our cash and cash equivalents, anticipated sources and uses of cash, anticipated investments in our business, our business strategy, pending litigation, anticipated interest expense, and the plans and objectives of management for future operations and capital expenditures are forward-looking statements. In many cases, you can identify forward-looking statements by terms such as “aim,” “anticipate,” “appears,” “approximately,” “believe,” “continue,” “could,” “designed,” “effect,” “estimate,” “evaluate,” “expect,” “forecast,” “goal,” “initiative,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “priorities,” “project,” “pursue,” “seek,” “should,” “target,” “when,” “will,” “would,” or the negative of these terms or other similar expressions. In making these forward-looking statements, we rely on our current expectations and projections about possible future events and financial trends that we believe may affect our business, financial condition and results of operations. We believe these judgments are reasonable, but these statements are not guarantees of any future events or financial results, and our actual results may differ materially due to a variety of important factors, many of which are beyond our control. These factors, which may be revised or supplemented in subsequent reports we file with the SEC, include, among other things, risks related to the following: (1) the ongoing evolution of the automotive industry; (2) the highly competitive markets in which we operate; (3) our reliance on sales to major customers; (4) changing industry and economic conditions; (5) the unique aspects of our aftermarket business; (6) pricing pressures from our original equipment manufacturer customers; (7) the foreign markets in which we operate; (8) climate change and increased scrutiny from customers, investors, regulators, and other stakeholders; (9) recruitment, development, and retention of qualified personnel; (10) program launch difficulties; (11) volatility in the cost of raw materials, components, energy, transportation, and other inputs; (12) supply shortages or supplier distress leading to a disruption of our operations; (13) realization of sales from awarded business; (14) economic, political, regulatory, foreign exchange, and other risks of our international operations; (15) geopolitical conditions, catastrophic events, and pandemics; (16) joint venture partnerships, joint development projects, and other strategic opportunities; (17) intellectual property rights; (18) work stoppages or other disruptions at our facilities; (19) realization of productivity and efficiency improvements and repositioning projects; (20) warranty claims, product recalls, field actions, or product liability actions; (21) litigation, government proceedings and other contingencies and uncertainties; (22) environmental matters and liabilities; (23) information technology and data privacy considerations, including cybersecurity and other security concerns; (24) our substantial indebtedness and restrictive covenants related to such indebtedness; (25) tax considerations; (26) our ability to raise capital; (27) our pension funding obligations; or (28) payment of dividends and share repurchases. For a further discussion of these and other risks, refer to Part I, Item 1A. "Risk Factors" of our 2025 Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2026, the net fair value of all financial instruments with exposure to currency risk was $90 million. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be $291 million and $(327) million, respectively, at June 30, 2026, exchange rates. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

There have been no other material changes to the Company’s quantitative and qualitative disclosures about interest rate or commodity price risks as disclosed in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risks, in our 2025 Form 10-K. The Company does not use financial instruments for trading or other speculative purposes.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various lawsuits, claims, and proceedings incident to the operation of our businesses, including those pertaining to government contracts, product liability, prior acquisitions and divestitures, product safety, environmental, safety and health, intellectual property, employment and employee benefit plans, intellectual property, commercial and contractual matters, and various other matters. Although the outcome of any such lawsuit, claim, or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to us, we do not currently believe that such lawsuits, claims, or proceedings will have a material adverse effect on our financial position, results of operations or cash flows. We accrue for potential liabilities in a manner consistent with accounting principles generally accepted in the United States. Accordingly, we accrue for a liability when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 3, 2025, the Board of Directors authorized a $250 million share repurchase program valid from January 1, 2026, until December 31, 2026. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The following table summarizes our share repurchase activity for the three months ended June 30, 2026, and additional information regarding our share repurchase program:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
April 1, 2026 – April 30, 2026	595,168	19.33	595,168	$151,476,895
May 1, 2026 – May 31, 2026	—	—	—	151,476,895
June 1, 2026 – June 30, 2026	503,162	33.29	503,162	134,727,636
Total	1,098,330	$25.72	1,098,330	$134,727,636
(1) Excludes shares withheld to satisfy tax withholding obligations in connection with the vesting of equity awards.
Other than the repurchases reflected in the table above, there were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended June 30, 2026.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Trading Agreements
On June 2, 2026, Daniel Deiro, Senior Vice President, Global Customer Management & General Manager, Japan/Korea, adopted a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K intended to satisfy Rule 10b5-1(c), to sell up to 50,000 shares of Common Stock between September 1, 2026 and May 21, 2027.
On June 11, 2026, Julia Steyn, Director, adopted a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K intended to satisfy Rule 10b5-1(c), to sell up to 13,417 shares of Common Stock between September 10, 2026 and April 22, 2027.
During the three months ended June 30, 2026, no other director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Third Amended and Restated Certificate of Incorporation of Garrett Motion Inc., dated May 29, 2024	10-Q	001-38636	3.1	07/25/2024
3.2	Sixth Amended and Restated By-Laws of Garrett Motion Inc., dated July 22, 2026	8-K	001-38636	3.1	07/27/2026
10.1	Second Amendment, dated as of May 18, 2026, to Amended and Restated Credit Agreement, dated as of January 30, 2025, among Garrett Motion Inc., Garrett LX I S.à r.l., Garrett Motion Holdings, Inc., Garrett Motion Sàrl, the lenders and issuing banks party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	001-38636	10.1	05/20/2026
10.2	Non-Employee Director Compensation Program					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101
The following financial information from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL) includes: (i) the Consolidated Interim Statements of Operations, (ii) the Consolidated Interim Statements of Comprehensive Income, (iii) the Consolidated Interim Balance Sheets, (iv) the Consolidated Interim Statements of Cash Flows, (v) the Consolidated Interim Statements of Equity (Deficit) and (vi) Notes to the Consolidated Interim Financial Statements
*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: July 29, 2026	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: July 29, 2026	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer