Form 10-Q
period 2026-09-30
Garrett Motion Inc.
filed 2026-10-29
CIK 1735707

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________________
FORM 10-Q
________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of October 23, 2026, the registrant had 184,605,654 shares of Common Stock, $0.001 par value per share, outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions, except per share amounts)
Net sales (Note 3)	$930	$902	$2,891	$2,693
Cost of goods sold	724	716	2,277	2,147
Gross profit	206	186	614	546
Selling, general and administrative expenses	58	57	179	175
Other expense, net	1	1	3	9
Interest expense	27	29	78	83
Non-operating expense (income)	1	(3)	(9)	(10)
Income before taxes	119	102	363	289
Tax expense (Note 5)	22	25	70	63
Net income	$97	$77	$293	$226

Earnings per common share (Note 19)
Basic	$0.52	$0.39	$1.56	$1.12
Diluted	0.51	0.38	1.53	1.10

Weighted average common shares outstanding
Basic	185,269,660	198,668,143	187,242,180	202,127,953
Diluted	189,054,351	202,194,334	191,281,264	205,130,616
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net income	$97	$77	$293	$226
Foreign exchange translation adjustment	8	3	46	(85)
Changes in fair value of effective cash flow hedges, net of tax (Note 17)	11	5	24	24
Changes in fair value of net investment hedges, net of tax (Note 17)	8	5	41	(158)
Total other comprehensive income (loss), net of tax	27	13	111	(219)
Comprehensive income	$124	$90	$404	$7
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM BALANCE SHEETS
(Unaudited)

	September 30, 2026	December 31, 2025
	(Dollars in millions)
ASSETS
Current assets:
Cash and cash equivalents	$211	$177
Restricted cash	2	2
Accounts, notes and other receivables – net (Note 6)	801	703
Inventories – net (Note 8)	386	339
Other current assets (Note 9)	128	98
Total current assets	1,528	1,319
Investments and long-term receivables	8	11
Property, plant and equipment – net	422	462
Goodwill	193	193
Deferred income taxes	200	210
Other assets (Note 10)	181	172
Total assets	$2,532	$2,367
LIABILITIES
Current liabilities:
Accounts payable	$1,107	$1,061
Current maturities of long-term debt (Note 15)	7	7
Accrued liabilities (Note 12)	356	295
Total current liabilities	1,470	1,363
Long-term debt (Note 15)	1,359	1,411
Deferred income taxes	37	32
Other liabilities (Note 13)	284	363
Total liabilities	$3,150	$3,169
COMMITMENTS AND CONTINGENCIES (Note 20)
EQUITY (DEFICIT)
Common Stock, par value $0.001; 1,000,000,000 and 1,000,000,000 shares authorized, 245,583,176 and 242,549,685 issued and 185,360,730 and 190,556,297 outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid–in capital	1,261	1,240
Retained deficit	(1,138)	(1,384)
Accumulated other comprehensive loss (Note 18)	(27)	(138)
Treasury Stock, at cost; 60,222,446 and 51,993,388 shares as of September 30, 2026 and December 31, 2025, respectively (Note 16)	(714)	(520)
Total deficit	(618)	(802)
Total liabilities and deficit	$2,532	$2,367
The Notes to the Consolidated Interim Financial Statements are an integral part of this statement.

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Cash flows from operating activities:
Net income	$293	$226
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	73	70
Stock compensation expense	21	19
Other	5	17
Changes in assets and liabilities:
Accounts, notes and other receivables	(103)	4
Inventories	(60)	(17)
Other assets	18	(14)
Accounts payable	74	(2)
Accrued liabilities	64	(10)
Other liabilities	(7)	21
Net cash provided by operating activities	$378	$314
Cash flows from investing activities:
Expenditures for property, plant and equipment	(61)	(51)
Proceeds from cross-currency swap contracts	11	21
Proceeds from sale of equity investment	4	3
Net cash used for investing activities	$(46)	$(27)
Cash flows from financing activities:
Repurchases of Common Stock	(172)	(136)
Payments of long-term debt	(111)	(87)
Proceeds from issuance of long-term debt, net of debt financing costs	56	80
Dividend payments	(46)	(36)
Withholdings on shares issued under stock plan	(21)	(4)
Other	(2)	(4)
Net cash used for financing activities	$(296)	$(187)
Effect of foreign exchange rate changes on cash, cash equivalents and restricted cash	(2)	6
Net increase in cash, cash equivalents and restricted cash	34	106
Cash, cash equivalents and restricted cash at beginning of the period	179	126
Cash, cash equivalents and restricted cash at end of the period	$213	$232
Supplemental cash flow disclosure:
Income taxes paid (net of refunds)	$39	$50
Interest paid	56	57
Supplemental disclosure of non-cash investing activities:
Change in accrued capital expenditures	$(21)	$(14)

The Notes to the Consolidated Interim Financial Statements are an integral part of this statement

GARRETT MOTION INC.
CONSOLIDATED INTERIM STATEMENTS OF EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) / Income	Total Deficit
	Shares (1)	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2025	243	$—	52	$(520)	$1,240	$(1,384)	$(138)	$(802)
Net income	—	—	—	—	—	95	—	95
Share repurchases	—	—	4	(87)	—	—	—	(87)
Excise tax on share repurchases	—	—	—	(1)	—	—	—	(1)
Shares issued under stock plan, net of shares withheld for employee taxes	2	—	1	(17)	—	—	—	(17)
Other comprehensive income, net of tax	—	—	—	—	—	—	40	40
Dividends	—	—	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	—	—	7	—	—	7
Balance at March 31, 2026	245	$—	57	$(625)	$1,247	$(1,305)	$(98)	$(781)
Net income	—	—	—	—	—	101	—	101
Share repurchases	—	—	1	(28)	—	—	—	(28)
Excise tax on share repurchases	—	—	—	1	—	—	—	1
Shares issued under stock plan, net of shares withheld for employee taxes	—	—	—	(3)	—	—	—	(3)
Other comprehensive income, net of tax	—	—	—	—	—	—	44	44
Dividends	—	—	—	—	—	(16)	—	(16)
Stock-based compensation	—	—	—	—	7	—	—	7
Balance at June 30, 2026	245	$—	58	$(655)	$1,254	$(1,220)	$(54)	$(675)
Net income	—	—	—	—	—	97	—	97
Share repurchases	—	—	2	(57)	—	—	—	(57)
Excise tax on share repurchases	—	—	—	(1)	—	—	—	(1)
Shares issued under stock plan, net of shares withheld for employee taxes	—	—	—	(1)	—	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	—	—	27	27
Dividends	—	—	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	—	—	7	—	—	7
Balance at September 30, 2026	245	$—	60	$(714)	$1,261	$(1,138)	$(27)	$(618)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income / (Loss)	Total Deficit
	Shares (1)	Amount	Shares	Amount
	(in millions)
Balance at December 31, 2024	241	$—	35	$(306)	$1,213	$(1,653)	$73	$(673)
Net income	—	—	—	—	—	62	—	62
Share repurchases	—	—	3	(30)	—	—	—	(30)
Excise tax on share repurchases	—	—	—	—	—	—	—	—
Shares issued under stock plan, net of shares withheld for employee taxes	1	—	—	(3)	—	—	—	(3)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(62)	(62)
Stock-based compensation	—	—	—	—	6	—	—	6
Balance at March 31, 2025	242	$—	38	$(339)	$1,219	$(1,591)	$11	$(700)
Net income	—	—	—	—	—	87	—	87
Share repurchases	—	—	3	(22)	—	—	—	(22)
Excise tax on share repurchases	—	—	—	—	—	—	—	—
Shares issued under stock plan, net of shares withheld for employee taxes	—	—	—	(1)	—	—	—	(1)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(170)	(170)
Dividends	—	—	—	—	—	(13)	—	(13)
Stock-based compensation	—	—	—	—	7	—	—	7
Balance at June 30, 2025	242	$—	41	$(362)	$1,226	$(1,517)	$(159)	$(812)
Net income	—	—	—	—	—	77	—	77
Repurchases of Common Stock	—	—	6	(84)	—	—	—	(84)
Excise tax on share repurchases	—	—	—	(1)	—	—	—	(1)
Other comprehensive income, net of tax	—	—	—	—	—	—	13	13
Dividends	—	—	—	—	—	(12)	—	(12)
Stock-based compensation	—	—	—	—	6	—	—	6
Balance at September 30, 2025	242	$—	47	$(447)	$1,232	$(1,452)	$(146)	$(813)
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
Basis of Presentation
The accompanying unaudited Consolidated Interim Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statements. The unaudited Consolidated Interim Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and accompanying notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K, as filed with the SEC on February 19, 2026 (our “2025 Form 10-K”). The results of operations for the three and nine months ended September 30, 2026 and cash flows for the nine months ended September 30, 2026 should not necessarily be taken as indicative of the entire year. All amounts presented are in millions, except share and per share amounts.
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
Tariff Recoveries
The Company may seek refunds of previously paid U.S. tariffs through applicable governmental refund programs and administrative claim processes. Refund claims are evaluated based on the specific facts and circumstances, including the status of legal and regulatory developments affecting the availability of such refunds. The Company recognizes tariff refund recoveries when it is probable that a refund will be realized and the amount of the recovery can be reasonably estimated. Tariff refund recoveries are recorded as a reduction of cost of goods sold. Amounts recognized but not yet received are recorded as receivables. Where a portion of the refunds is expected to be passed on to the Company’s customers to the extent the Company had previously collected such tariff reimbursements under separate agreements with its customers, a corresponding liability is recognized as a reduction of net sales.

Note 3. Revenue Recognition and Contracts with Customers
Disaggregated Revenue
Net sales by region (determined based on country of shipment) and product line are included in Note 22, Segments and Concentrations.
Contract Balances
The following table summarizes our contract assets and liabilities balances:

	2026	2025
	(Dollars in millions)
Contract assets—January 1	$48	$40
Contract assets—September 30	34	48
Change in contract assets—Increase/(Decrease)	$(14)	$8
Contract liabilities—January 1	$(10)	$(8)
Contract liabilities—September 30	(16)	(6)
Change in contract liabilities—Decrease/(Increase)	$(6)	$2

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Research, development and engineering costs	$39	$33	$120	$118
As of September 30, 2026 and December 31, 2025, $49 million and $52 million, respectively, of contractually reimbursable costs were capitalized. These amounts are recorded within Other current assets and Other assets in the Consolidated Interim Balance Sheet.

Note 5. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Tax expense	$22	$25	$70	$63
Effective tax rate	18.5%	24.5%	19.3%	21.8%

The effective tax rates for the three months ended September 30, 2026 and 2025 were 18.5% and 24.5%, respectively. The effective tax rates for the nine months ended September 30, 2026 and 2025 were 19.3% and 21.8%, respectively.

The change in the effective tax rate for the three and nine months ended September 30, 2026 compared to the prior period is primarily related to a decrease in U.S. taxes on international operations during 2026, the global mix of earnings from year-to-year, a one-time benefit related to the revaluation of deferred tax assets in China during 2025, and deductions related to employee share-based compensation during 2026.

The effective tax rate for the three months ended September 30, 2026 was lower than the U.S. federal statutory rate of 21% primarily because of the global mix of earnings, benefits related to research and development expenses, the resolution of income tax audits and the release of audit reserves.

The effective tax rate for the nine months ended September 30, 2026 was lower than the U.S. federal statutory rate of 21% primarily because of the global mix of earnings, benefits related to research and development expenses, deductions related to employee share-based compensation, the resolution of income tax audits and the release of audit reserves.

Note 6. Accounts, Notes and Other Receivables—Net

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Trade receivables	$650	$533
Notes receivable	88	113
Other receivables	72	66
	810	712
Less—Allowance for expected credit losses	(9)	(9)
	$801	$703
Trade receivables include $34 million and $48 million of unbilled customer contract asset balances as of September 30, 2026 and December 31, 2025, respectively. These amounts are billed in accordance with the terms of customer contracts to which they relate. See Note 3, Revenue Recognition and Contracts with Customers.
Notes receivable is related to guaranteed bank notes without recourse that the Company receives in settlement of accounts receivables, primarily in the Asia Pacific region. See Note 7, Factoring and Notes Receivable.

Other receivables includes VAT receivables of $40 million and $47 million as of September 30, 2026 and December 31, 2025, respectively. Other receivables as of September 30, 2026 also included $13 million related to tariff recoveries.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Eligible receivables sold without recourse	$197	$191	$588	$533
Guaranteed bank notes sold without recourse	45	61	143	157
The expenses related to the sale of trade receivables and guaranteed bank notes are recognized within Other expense, net in the Consolidated Interim Statements of Operations, and were immaterial for both the three months ended September 30, 2026 and 2025, and $3 million and $2 million for the nine months ended September 30, 2026 and 2025, respectively.

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Receivables sold but not yet collected by the bank from the customer	$1	$—
Guaranteed bank notes sold but not yet collected by the bank from the customer	36	—
As of September 30, 2026 and December 31, 2025, the Company had no guaranteed bank notes pledged as collateral.

Note 8. Inventories—Net

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Raw materials	$313	$268
Work in process	21	20
Finished products	95	93
	429	381
Less—Reserves	(43)	(42)
	$386	$339

Note 9. Other Current Assets

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Prepaid expenses	$27	$18
Taxes receivable	20	31
Advanced discounts to customers, current	13	13
Customer reimbursable engineering	19	18
Foreign exchange forward contracts	49	16
Other	—	2
	$128	$98
Note 10. Other Assets

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Advanced discounts to customers, non-current	$27	$31
Operating right-of-use assets (Note 14)	56	49
Income tax receivable	21	21
Pension and other employee related	29	28
Customer reimbursable engineering costs	30	34
Designated and undesignated derivatives (Note 17)	10	—
Other	8	9
	$181	$172

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

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Supplier financing obligations outstanding with financial institutions	$73	$69
Guaranteed bank notes outstanding	176	158
Note 12. Accrued Liabilities

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Customer pricing reserve	$97	$88
Compensation, benefit and other employee related	79	81
Repositioning	8	6
Product warranties and performance guarantees - short-term (Note 20)	13	13
Income and other taxes	29	32
Customer advances and deferred income (1)	26	17
Accrued interest	27	12

Short-term lease liability (Note 14)	14	13
Accrued freight	13	9
Designated and undesignated derivatives (Note 17)	34	11
Environmental reserve	1	3
Other (primarily operating expenses)	15	10
	$356	$295
(1)Customer advances and deferred income include $16 million and $10 million of contract liabilities as of September 30, 2026 and December 31, 2025, respectively. See Note 3, Revenue Recognition and Contracts with Customers.
The Company accrues repositioning costs related to projects to optimize its product costs and right-size our organizational structure. Expenses related to the repositioning accruals are included in Cost of goods sold and Selling, general and administrative expenses in our Consolidated Interim Statements of Operations.
The following tables summarize the activity in our repositioning accrual:

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2025	$6	$—	$6
Charges	17	—	17
Usage—cash	(15)	—	(15)
Balance at September 30, 2026	$8	$—	$8

	Severance Costs	Other Costs	Total
	(Dollars in millions)
Balance at December 31, 2024	$12	$—	$12
Charges	8	—	8
Usage—cash	(10)	—	(10)
Balance at September 30, 2025	$10	$—	$10

Note 13. Other Liabilities

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Income taxes	$97	$90
Designated and undesignated derivatives (1) (Note 17)	97	185
Pension and other employee related	7	9
Long-term lease liability (Note 14)	44	38
Product warranties and performance guarantees – long-term (Note 20)	8	8
Environmental remediation – long term	7	11
Long-term accounts payable	5	4
Asset retirement obligation	9	8
Other	10	10
	284	363
(1)Certain prior period amounts have been reclassified to conform to current period presentation. This reclassification had no effect on previously reported total Other liabilities.

Note 14. Leases
We have operating leases that primarily consist of real estate, automobiles, machinery, and equipment. As of September 30, 2026, the Company does not have any material finance leases. Our leases have remaining lease terms of up to 12 years, some of which include options to extend the leases for up to two years, and some of which include options to terminate the leases within the year.
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Operating lease cost	$4	$4	$13	$13
Short-term lease cost	1	—	3	1
Total lease cost	$5	$4	$16	$14
Supplemental cash flow information related to operating leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4	$4	$12	$12
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	11	—	18	4
Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Other assets	$56	$49
Accrued liabilities	14	13
Other liabilities	44	38

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	6.48	6.43
Weighted-average discount rate	5.74%	6.25%

Maturities of operating lease liabilities as of September 30, 2026 were as follows:

(Dollars in millions)
2026	$5
2027	17
2028	12
2029	8
2030	6
Thereafter	22
Total lease payments	70
Less imputed interest	(12)
$58

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
Credit Facilities
On January 30, 2025, the Company entered into a Restatement Agreement (the "Restatement Agreement"), which amends and restates the Credit Agreement, dated as of April 30, 2021 (as amended from time to time, the "Existing Credit Agreement" and as amended and restated by the Restatement Agreement and as further amended from time to time, the "Credit Agreement"), by and among the Company, Garrett Motion Holdings Inc., Garrett Motion Sàrl and Garrett LX I S.à.r.l., as borrowers (the "Borrowers"), the lenders and issuing banks party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent. Under the Restatement Agreement, the Company refinanced in full its $692 million U.S. Dollar term loan facility (the "2021 Dollar Term Facility") under the Existing Credit Agreement with a new $692 million term loan (the "2025 Dollar Term Facility") in an aggregate principal amount of $692 million. The 2025 Dollar Term Facility matures on January 30, 2032. On May 18, 2026, the Company entered into Amendment No. 2 (the "Second Amendment") to the Restatement Agreement, which reduced the Applicable Rate (as defined in the Restatement Agreement) to the Adjusted Term SOFR Rate (as defined in the Restatement Agreement) plus 1.75% per annum in the case of Term Benchmark Loans (as defined in the Restatement Agreement) and the Alternate Base Rate plus 0.75% per annum in the case of ABR Loans (as defined in the Restatement Agreement).
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
As of September 30, 2026, the Company was in compliance with all covenants under the 2032 Senior Notes indenture and Credit Agreement.
The principal outstanding and carrying amounts of our long-term debt as of September 30, 2026 and December 31, 2025 are as follows:

	Due	Interest Rate	September 30, 2026	December 31, 2025
2025 Dollar Term Facility	1/30/2032	SOFR plus 175 bps	$581	$637
2032 Senior Notes	5/31/2032	7.75%	800	800
Other			3	2
Total principal outstanding			1,384	1,439
Less: unamortized deferred financing costs			(18)	(21)
Less: current portion of long-term debt			(7)	(7)
Total long-term debt			$1,359	$1,411
Separate from the New Revolving Facility, the Company has a bilateral letter of credit facility with outstanding letters of credit in the amount of $9 million and $10 million at September 30, 2026 and December 31, 2025, respectively. The letters of credit typically support customs arrangements and other obligations at our local affiliates.
Minimum scheduled principal repayments of long-term debt as of September 30, 2026 are as follow:

September 30, 2026
(Dollars in millions)
2026	$1
2027	7
2028	10
2029	7
2030	7
Thereafter	1,352
Total debt payments	$1,384

Note 16. Equity
Common Stock
Cash dividends paid to shareholders of our Common Stock for the three and nine months ended September 30, 2026 and 2025 were as follows (in millions, except per share amounts):

	Quarterly Dividends
	2026		2025
	Per Share	Total	Per Share	Total
First quarter	$0.08	$16	$0.06	$12
Second quarter	0.08	15	0.06	13
Third quarter	0.08	15	0.06	11
Treasury Stock
Treasury stock represents shares of the Company's Common Stock that have been issued and subsequently repurchased by the Company or withheld to satisfy withholding tax obligations in connection with the vesting of equity awards, and that have not been retired or cancelled. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of Equity (Deficit) on the Consolidated Interim Balance Sheet. The Company accounts for the reissuance of treasury stock using the average cost method. The Company did not reissue or retire any shares of treasury stock during the three and nine months ended September 30, 2026.
Share Repurchase Program
On December 3, 2025, the Board of Directors authorized a $250 million share repurchase program valid from January 1, 2026 until December 31, 2026. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. During the nine months ended September 30, 2026, the Company repurchased $172 million of Common Stock, and had $78 million remaining under the share repurchase program as of that date. These repurchases include a total of 2,500,000 shares repurchased from funds affiliated with Oaktree Capital Management, L.P., a related party at the time of the transaction, for $50 million. The repurchased shares are held as treasury stock.

Note 17. Financial Instruments and Fair Value Measures
Our credit, market, and foreign currency risk management policies are described in Note 17, Financial Instruments and Fair Value Measures, to the Consolidated Financial Statements for the year ended December 31, 2025 included in our 2025 Form 10-K. As of September 30, 2026 and December 31, 2025, we had contracts with aggregate gross notional amounts of $2,467 million and $1,374 million, respectively, to hedge foreign currencies, principally the U.S. Dollar, Swiss Franc, British Pound, Euro, Chinese Yuan, Japanese Yen, Mexican Peso, New Romanian Leu, Czech Koruna, Australian Dollar, and Korean Won.

Fair Value of Financial Instruments
The FASB’s accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Financial and nonfinancial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

			Fair Value
	Notional Amounts		Assets			Liabilities
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025		September 30, 2026	December 31, 2025
Designated instruments:
Designated forward currency exchange contracts	$1,231	$637	$28	$15	(a)	$15	$8	(d)
Designated cross-currency swaps	1,775	1,775	—	—	(b)	109	169	(f)
Designated interest-rate swaps	560	625	8	—	(b)	—	16	(f)
Total designated instruments	3,566	3,037	36	15		124	193
Undesignated instruments:
Undesignated forward currency exchange contracts	1,236	737	23	2	(c)	7	3	(e)
Total undesignated instruments	1,236	737	23	2		7	3
Total designated and undesignated instruments	$4,802	$3,774	$59	$17		$131	$196
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
The Company also has outstanding forward currency exchange contracts with maturities up to 18 months and an aggregate notional amount of $1,231 million and $637 million as of September 30, 2026 and December 31, 2025, respectively. These forward currency exchange contracts have been designated as cash flow hedges to mitigate foreign currency exposures primarily on our inventory purchases and manufacturing costs. The gains and losses on the forward currency exchange contracts are recorded in AOCI and reclassified to Cost of goods sold in the Consolidated Interim Statement of Operations when the underlying transactions are recognized in earnings.
In order to mitigate foreign currency risk on its 2032 Senior Notes, the Company entered into fixed-to-fixed cross-currency swap contracts with an aggregate notional amount of €507 million ($550 million) and notional exchanges occurring in May 2027, May 2028, May 2029, and May 2030. Changes in the fair value of the cross-currency swap contracts are recognized in AOCI and reclassified to Non-operating expense (income) in the Consolidated Interim Statement of Operations, based upon changes in the spot rate remeasurement of the underlying debt. The net interest settlements on the cross-currency swap contracts are recorded in Interest expense in the Consolidated Interim Statements of Operations.
All of the Company's cash flow hedges are assessed as highly effective.

Net Investment Hedges
The Company has designated cross-currency swaps with aggregate notional amounts of €1,157 million ($1,225 million) as net investment hedges of its Euro-denominated operations. Changes in the fair value of the net investment hedges are recorded in AOCI until the net investment is liquidated or sold. The fair values of the net investment hedges were net liabilities of $83 million and $124 million as of September 30, 2026 and December 31, 2025, respectively. No ineffectiveness has been recorded on the net investment hedges.
Non-Designated Derivatives
The Company has outstanding forward currency exchange contracts with maturities generally up to 3 months and an aggregate notional amount of $1,236 million and $737 million as of September 30, 2026 and December 31, 2025, respectively. Changes in the fair value of the forward currency exchange contracts are recorded in Non-operating (income) expense in the Consolidated Interim Statements of Operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Cash flow hedges
Gain (loss) reclassified from AOCI to income:
Cost of goods sold	$5	$(1)	$13	$(1)
Interest expense	—	—	—	(4)
Non-operating income (expense)	2	1	19	65
Gain (loss) recognized in other comprehensive income (loss)	12	6	30	(3)

Net investment hedges
Gain (loss) recognized in other comprehensive income (loss)	10	6	52	(171)
During the next twelve months, $15 million of pretax gains on cash flow hedges are expected to be reclassified from AOCI into income.
The following table summarizes the pretax gain (loss) that changes in the fair values of derivatives not designated as hedging instruments had on earnings:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Contract Type	Location	(Dollars in millions)
Interest rate swaps	Interest expense (1)	$—	$—	$—	$—
Forward currency exchange contracts	Non-operating income	10	(1)	38	(27)

(1) Includes interest income of $6 million, partially offset by marked-to-market remeasurement losses of $6 million, for the nine months ended September 30, 2025. There were no undesignated interest rate swaps outstanding during 2026.

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
The following table sets forth the Company’s financial assets and liabilities that were not carried at fair value:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Dollars in millions)
Term Loan Facilities	$572	$578	$626	$639
2032 Senior Notes	791	809	790	850
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

Note 18. Accumulated Other Comprehensive Income
The changes in AOCI by component are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Foreign Exchange Translation Adjustment
Balance at beginning of period	$(72)	$(115)	$(110)	$(27)
Other comprehensive (loss) income before reclassifications	8	3	46	(85)
Tax effect	—	—	—	—
Balance at end of period	(64)	(112)	(64)	(112)

Changes in Fair Value of Effective Cash Flow Hedges (1)
Balance at beginning of period	7	9	(6)	(10)
Other comprehensive (loss) income before reclassifications	19	5	62	51
Reclassification of (income) loss on forward currency exchange contracts to Cost of goods sold	(5)	1	(13)	1
Reclassification of (income) loss on cross-currency and interest rate swaps to Interest expense	—	—	—	4
Reclassification of (income) loss on cross-currency swaps to Non-operating (income) expense	(2)	(1)	(19)	(65)
Tax effect	(1)	—	(6)	33
Balance at end of period	18	14	18	14

Changes in Fair Value of Net Investment Hedges
Balance at beginning of period	27	(38)	(6)	125
Other comprehensive (loss) income before reclassifications	10	6	52	(171)
Tax effect	(2)	(1)	(11)	13
Balance at end of period	35	(33)	35	(33)

Pension Adjustments
Balance at beginning and end of period	(16)	(15)	(16)	(15)

Total AOCI Ending Balance	$(27)	$(146)	$(27)	$(146)
(1)Certain prior period amounts have been reclassified to conform to current period presentation. This reclassification had no effect on previously reported changes in AOCI.
Note 19. Earnings Per Share
Basic earnings per share ("EPS") is computed using the two-class method. The deferred stock units ("DSUs") related to our stock-based compensation plan contain non-forfeitable rights to dividends and are considered as participating securities. The two-class method requires an allocation of earnings to all securities that participate in dividends with common shares to the extent that each such security may share in the Company's earnings. Basic EPS is then calculated by dividing undistributed earnings allocated to common stock by the weighted average number of common shares outstanding for the period. Under the two-class method, the impact of these participating securities was immaterial for the three and nine months ended September 30, 2026 and 2025.
Diluted EPS is calculated by applying the two-class method for participating securities and then incorporating the dilutive effect of other potential common shares, determined using methods such as the treasury stock method, to arrive at the most dilutive EPS.
The details of the EPS calculations for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions except per share)
Basic earnings per share:
Net income	$97	$77	$293	$226
Weighted average common shares outstanding – Basic	185,269,660	198,668,143	187,242,180	202,127,953
EPS – Basic	$0.52	$0.39	$1.56	$1.12

Diluted earnings per share:
Weighted average common shares outstanding – Basic	185,269,660	198,668,143	187,242,180	202,127,953
Dilutive effect of unvested RSUs and other contingently issuable shares	3,784,691	3,526,191	4,039,084	3,002,663
Weighted average common shares outstanding – Diluted	189,054,351	202,194,334	191,281,264	205,130,616
EPS – Diluted	$0.51	$0.38	$1.53	$1.10

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
Brazilian Tax Matter
In September 2020, the Brazilian tax authorities issued an infraction notice against Garrett Motion Industria Automotiva Brasil Ltda, challenging the use of certain tax credits between January 2017 and February 2020. The estimated total amount of the loss contingency arising from this matter as of September 30, 2026 was $29 million, including penalties and interest. The Company believes, based on management’s assessment and the advice of external legal counsel, that it has meritorious arguments in connection with the infraction notice and any liability for the infraction notice is currently not probable. Accordingly, no accrual is required at this time.
Warranties and Guarantees
In the normal course of business, we issue product warranties and product performance guarantees. We accrue for the estimated cost of product warranties and performance guarantees based on contract terms and historical experience at the time of sale to the customer. Adjustments to initial obligations for warranties and guarantees are made as changes to the obligations become reasonably estimable. Product warranties and product performance guarantees are included in Accrued liabilities and Other liabilities in the Consolidated Interim Balance Sheet. The following table summarizes information concerning our recorded obligations for product warranties and product performance guarantees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Warranty and product performance guarantees at beginning of period	$21	$23	$21	$23
Accruals for warranties/guarantees issued during the period	5	5	12	11
Settlement of warranty/guarantee claims	(5)	(7)	(12)	(15)
Foreign currency translation	—	—	—	2
Warranty and product performance guarantees at end of period	$21	$21	$21	$21
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
Our general funding policy for qualified defined benefit pension plans is to contribute amounts at least sufficient to satisfy regulatory funding standards. We are not required to make any contributions to our U.S. pension plan in 2026. We expect to make contributions of cash and/or marketable securities of approximately $7 million to our non-U.S. pension plans to satisfy regulatory funding standards in 2026, of which $5 million has been contributed as of September 30, 2026.
Net periodic benefit costs for our significant defined benefit plans include the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	U.S. Plans		Non-U.S. Plan		U.S. Plans		Non-U.S. Plan
	2026	2025	2026	2025	2026	2025	2026	2025
	(Dollars in millions)
Service cost	$—	$—	$1	$2	$—	$—	$5	$5
Interest cost	2	2	1	1	6	6	3	3
Expected return on plan assets	(2)	(2)	(2)	(2)	(7)	(6)	(6)	(5)
Amortization of prior service (credit)	—	—	—	—	—	—	(1)	(1)
Total	$—	$—	$—	$1	$(1)	$—	$1	$2
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
Sales concentration - Net sales by region (determined based on country of shipment) and product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
United States	$175	$170	$528	$524
Europe
Germany	112	96	321	271
Rest of Europe	344	338	1,147	1,049
Asia
China	149	167	475	471
Rest of Asia	111	97	323	300
Other International	39	34	97	78
	$930	$902	$2,891	$2,693

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Diesel	$212	$201	$679	$626
Gas	385	405	1,244	1,206
Commercial Vehicles / Industrial	202	164	571	489
Aftermarket	122	116	355	325
Other	9	16	42	47
	$930	$902	$2,891	$2,693
The table below provides segment information about the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net sales	$930	$902	$2,891	$2,693
Less:
Material costs	519	500	1,634	1,514
Variable manufacturing costs (1)	105	121	330	342
Fixed manufacturing costs (2)	61	62	193	173
RD&E costs	39	33	120	118
Selling, general and administrative costs	58	57	179	175
Interest expense	27	29	78	83
Income tax expense	22	25	70	63
Other segment items (3)	2	(2)	(6)	(1)
Consolidated net income	$97	$77	$293	$226

(1) Variable manufacturing costs include freight, duties and tariffs, direct and indirect labor costs, repairs and maintenance, and variable overhead costs.
(2) Fixed manufacturing costs include depreciation and amortization, rent, overhead labor costs, repositioning costs, utilities, and other fixed costs.
(3) Other segment items consist of non-service components of net periodic pension expense, interest income, equity income and other non-operating expense (income) items (if any).
The measure of segment assets is reported on the Consolidated Interim Balance Sheet as total consolidated assets. The Company had capital expenditures of $15 million and $10 million for the three months ended September 30, 2026 and 2025, respectively, and $61 million and $51 million for the nine months ended September 30, 2026 and 2025, respectively.

Note 23. Subsequent Events

On October 21, 2026, the Company made a voluntary early debt repayment of $50 million on its 2025 Dollar Term Facility.

On October 28, 2026, the Board of Directors authorized a $250 million share repurchase program valid from January 1, 2027 until December 31, 2027. The share repurchase program does not obligate the Company to acquire any specific number of shares and may be modified, suspended, or terminated at any time.

On October 29, 2026, the Board of Directors declared a cash dividend of $0.08 per share of Common Stock, payable on December 15, 2026, to shareholders of record as of December 1, 2026.

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
The following MD&A is intended to help you understand the results of operations and financial condition of Garrett Motion Inc. for the three and nine months ended September 30, 2026.
Executive Summary
During the third quarter of 2026, we outperformed the light vehicle industry and saw growth especially in commercial vehicles and industrial sales. This was primarily driven by demand growth in light commercial diesel applications in Europe, as well as continued expansion in commercial vehicle and industrial. Demand for aftermarket off-highway and industrial replacement parts further contributed to a favorable product mix. We delivered strong operating performance year-over-year, resulting in Net income for the quarter of $97 million and Adjusted EBIT(1) of $152 million. As the broader macroeconomic and geopolitical conditions evolve, we continue to actively monitor developments and their potential impacts on the industry and our operations.

We continue to have success across our differentiated technologies by winning business in both turbo and zero emission offerings. We secured light vehicle turbo, commercial vehicle and industrial awards across multiple regions, including turbo technology for data centers. Development and testing is on track for start of production for both our high-speed Powertrain and our E-Cooling oil free compressor. During the quarter we secured an additional award for our Industrial E-Cooling oil-free compressor technology and continue to broaden and advance our engagement with multiple HVAC customers. We completed multiple proof of concept tests for our high-speed E-Powertrain, advancing our discussions with customers.
For the three months ended September 30, 2026, we repurchased $57 million of Common Stock under our share repurchase program. As of September 30, 2026, we had $78 million of the authorized amount remaining under our share repurchase program. The repurchased shares are held as treasury stock.
(1) Adjusted EBIT is a non-GAAP measure. Refer to "Non-GAAP Measures" below for a definition of Adjusted EBIT and a reconciliation of Adjusted EBIT to Net income, the most directly comparable GAAP financial measure.
Disaggregated Revenue
The following tables show our revenues by geographic region and product line for the three and nine months ended September 30, 2026 and 2025, respectively.
By Region

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(Dollars in millions)
United States	$175	19%	$170	19%	$528	18%	$524	19%
Europe	456	49%	434	48%	1,468	51%	1,320	49%
Asia	260	28%	264	29%	798	28%	771	29%
Other	39	4%	34	4%	97	3%	78	3%
Total	$930		$902		$2,891		$2,693

By Product Line

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	(Dollars in millions)
Diesel	$212	23%	$201	22%	$679	24%	$626	23%
Gas	385	41%	405	45%	1,244	43%	1,206	45%
Commercial Vehicles / Industrial	202	22%	164	18%	571	20%	489	18%
Aftermarket	122	13%	116	13%	355	12%	325	12%
Other	9	1%	16	2%	42	1%	47	2%
Total	$930		$902		$2,891		$2,693

Results of Operations for the Three and Nine Months Ended September 30, 2026
Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net sales	$930	$902	$2,891	$2,693
% change compared with prior period	3.1%		7.4%
Net Sales for the Three Months Ended September 30, 2026
For the three months ended September 30, 2026, net sales compared to the prior period increased by $28 million or 3% (including an unfavorable impact of $3 million or 0.3% due to foreign currency fluctuation). The increase was primarily related to strong demand in commercial vehicles, industrial and aftermarket, favorable price net of inflation pass-through, partially offset by lower import tariffs and post summary corrections.
Gasoline product sales decreased by $20 million or 5% (including an unfavorable impact of $1 million due to foreign currency translation), primarily driven by demand softness in China, partially offset by program ramp-ups in Europe, Japan, Korea, and India.
Diesel product sales increased by $11 million or 5% (including an unfavorable impact of $2 million or 1% due to foreign currency translation), primarily driven by strong demand for light commercial vehicles and pickup trucks in Europe, North and South America, and India.
Commercial vehicle and Industrials sales increased by $38 million or 23% (with no significant impact due to foreign currency translation), primarily driven by strong demand in North America and China for industrial and off-highway applications combined with higher on-highway demand in Japan, Korea and India.
Aftermarket sales increased by $6 million or 5% (with no significant impact due to foreign currency translation), primarily driven by higher demand for replacement parts in North America off-highway and industrial and stronger demand for passenger vehicles replacement parts in Europe.

Net Sales for the Nine Months Ended September 30, 2026
For the nine months ended September 30, 2026, net sales compared to the prior period increased by $198 million or 7% (including a favorable impact of $70 million or 2% due to foreign currency translation). The increase was primarily related to higher demand across all verticals, favorable foreign currency impacts and price net of inflation pass-through, partially offset by lower import tariffs and post summary corrections.
Gasoline product sales increased by $38 million or 3% (including a favorable impact of $34 million or 3% due to foreign currency translation), primarily driven by new application launches and program ramp-ups in Europe, India and South America, partially offset by demand softness in China.
Diesel product sales increased by $53 million or 8% (including a favorable impact of $22 million or 3% due to foreign currency translation), primarily driven by strong demand for light commercial vehicles and pickup trucks in Europe, North and South America and India.
Commercial vehicle and Industrials sales increased by $82 million or 17% (including a favorable impact of $6 million or 1% due to foreign currency translation), primarily driven by strong demand in North America and China for industrial and off-highway applications combined with higher on-highway demand in Japan and Korea.
Aftermarket sales increased by $30 million or 9% (including a favorable impact of $7 million or 2% due to foreign currency translation), primarily driven by stronger demand for passenger vehicle replacement parts in Europe and stronger demand for off-highway and industrial applications in North America, China, Japan and Korea.
Cost of Goods Sold and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Cost of goods sold	$724	$716	$2,277	$2,147
% change compared with prior period	1.1%		6.1%
Gross profit as a percentage of sales	22.2%	20.6%	21.2%	20.3%

Cost of Goods Sold and Gross Profit for the Three Months Ended September 30, 2026

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the three months ended September 30, 2025	$716	$186
Increase/(decrease) due to:
Volume	(17)	(8)
Product mix	39	21
Price, net of inflation pass-through	—	18
Commodity, transportation & energy inflation	18	(18)
Productivity, net	(24)	20
Import tariffs	(19)	1
Research, development & engineering	6	(6)
Foreign exchange rate impacts	5	(8)
Cost of Goods Sold / Gross Profit for the three months ended September 30, 2026	$724	$206
For the three months ended September 30, 2026, cost of goods sold increased by $8 million, primarily driven by $39 million related to product mix, $18 million of commodity, transportation, and energy inflation, $6 million of higher RD&E costs and $5 million from foreign currency impacts. These increases were partially offset by $24 million of higher productivity net of labor inflation and repositioning costs, $19 million of lower import tariffs primarily driven by tariff recoveries that we expect to be subsequently reimbursed to our customers, and $17 million from lower sales volumes.
For the three months ended September 30, 2026, gross profit increased by $20 million, primarily driven by $21 million of favorable product mix, $20 million of higher productivity net of labor inflation and repositioning costs, $18 million of price net of inflation pass-through, and $1 million of import tariffs. These increases were partially offset by $18 million of commodity, transportation, and energy inflation, $8 million from lower sales volumes, $8 million from foreign currency impacts, and $6 million of higher RD&E costs.
Cost of Goods Sold and Gross Profit for the Nine Months Ended September 30, 2026

	Cost of Goods Sold	Gross Profit
	(Dollars in millions)
Cost of Goods Sold / Gross Profit for the nine months ended September 30, 2025	$2,147	$546
Increase/(decrease) due to:
Volume	60	27
Product mix	61	28
Price, net of inflation pass-through	—	15
Commodity, transportation & energy inflation	24	(24)
Productivity, net	(41)	7
Import tariffs	(29)	—
Research, development & engineering	(5)	5
Foreign exchange rate impacts	60	10
Cost of Goods Sold / Gross Profit for the nine months ended September 30, 2026	$2,277	$614
For the nine months ended September 30, 2026, cost of goods sold increased by $130 million, primarily driven by $61 million related to product mix, $60 million from higher sales volumes, $60 million of foreign currency impacts, and $24 million of commodity, transportation, and energy inflation. These increases were partially offset by $41 million of productivity net of labor inflation and repositioning costs, $29 million of lower import tariffs, and $5 million of lower RD&E costs.

For the nine months ended September 30, 2026, gross profit increased by $68 million, primarily driven by $28 million of favorable product mix, $27 million from higher sales volumes, $15 million of price net of inflation pass-through, $10 million from favorable foreign currency impacts, $7 million of productivity net of labor inflation and repositioning costs, and $5 million of lower RD&E costs. These increases were partially offset by $24 million of commodity, transportation, and energy inflation.
Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Selling, general and administrative expense	$58	$57	$179	$175
% of sales	6.2%	6.3%	6.2%	6.5%
Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2026 increased by $1 million compared with the prior period, primarily driven by $3 million of higher personnel cost, partially offset by $2 million of lower professional services and patent costs.
SG&A expenses for the nine months ended September 30, 2026 increased by $4 million compared with the prior period, primarily driven by $6 million of unfavorable foreign currency impacts and $6 million of higher personnel costs, partially offset by $3 million of lower bad debt expense and $6 million of acquisition and divestiture expenses incurred in the previous year.
Other Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
			(Dollars in millions)
Other expense, net	$1	$1	$3	$9
Other expense, net for the three months ended September 30, 2026 was consistent with the prior period.
Other expense, net for the nine months ended September 30, 2026 decreased by $6 million compared to the prior period, primarily driven by professional fees incurred in the prior year related to our Restatement Agreement.
Interest Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Interest expense	$27	$29	$78	$83

For the three months ended September 30, 2026, interest expense decreased by $2 million compared to the prior period. This decrease was primarily from lower interest expense due to a lower notional amount of debt outstanding during the period.
For the nine months ended September 30, 2026, interest expense decreased by $5 million compared to the prior period. This decrease was primarily due to a lower notional amount of debt outstanding during the period and the repricing of our Credit Agreement at a lower interest rate.

Non-Operating Expense (Income)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Non-operating expense (income)	$1	$(3)	$(9)	$(10)

For the three months ended September 30, 2026, we had non-operating expense of $1 million compared to non-operating income of $3 million in the prior period. The change in non-operating expense from the prior period was primarily driven by the finalization of a tax indemnification obligation.
For the nine months ended September 30, 2026, we had non-operating income of $9 million versus $10 million in the prior period. The decrease in non-operating income was primarily driven by a decrease in interest income and foreign exchange transactional gains, and the finalization of a tax indemnification obligation, partially offset by the resolution of certain environmental liabilities and an increase in the non-service cost components of net periodic pension benefits.
Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Tax expense	$22	$25	$70	$63
Effective tax rate	18.5%	24.5%	19.3%	21.8%
The effective tax rates for the three months ended September 30, 2026 and 2025 were 18.5% and 24.5%, respectively. The effective tax rates for the nine months ended September 30, 2026 and 2025 were 19.3% and 21.8%, respectively.

The change in the effective tax rate for the three and nine months ended September 30, 2026 compared to the prior period is primarily related to a decrease in U.S. taxes on international operations during 2026, the global mix of earnings from year-to-year, a one-time benefit related to the revaluation of deferred tax assets in China during 2025, and deductions related to employee share-based compensation during 2026.

The effective tax rate can vary from quarter to quarter due to changes in the Company’s global mix of earnings, the resolution of income tax audits, changes in tax laws (including updated guidance on U.S. tax reform), deductions related to employee share-based compensation, internal restructurings, and pension mark-to-market adjustments.
Net Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net income	$97	$77	$293	$226
Net income margin	10.4%	8.5%	10.1%	8.4%
Net income for the three months ended September 30, 2026 increased by $20 million compared with the prior period, due to $20 million of higher gross profit, $3 million of lower tax expense and $2 million of lower interest expense, partially offset by $4 million of increased non-operating expense and $1 million of higher SG&A expense.
Net income for the nine months ended September 30, 2026 increased by $67 million compared with the prior period, due to $68 million of higher gross profit, $6 million of lower other expense, net and $5 million of lower interest expense, partially offset by $7 million of higher tax expense, $4 million of higher SG&A expense and $1 million of lower non-operating income.

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
We believe that EBIT and Adjusted EBIT are important indicators of operating performance and provide useful information for investors and management because EBIT and Adjusted EBIT exclude the effects of income taxes, as well as the effects of financing activities by eliminating the effects of interest. Certain adjustment items, while periodically affecting our results, may also vary significantly from period to period and have disproportionate effect in a given period, which affects the comparability of our results.
The following table reconciles Net income under GAAP to EBIT and Adjusted EBIT:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in millions)
Net income	$97	$77	$293	$226
Interest expense, net of interest income (1)	26	28	77	80
Tax expense	22	25	70	63
EBIT	145	130	440	369
Repositioning costs (2)	4	3	17	8
Factoring and notes receivables discount fees	1	—	3	2
Other non-operating expense (income) (3)	2	(1)	(6)	(4)
Debt refinancing and redemption costs (4)	—	1	1	7
Acquisition and divestiture expenses	—	—	—	6
Adjusted EBIT	$152	$133	$455	$388
(1)Reflects interest income of $1 million for each of the three months ended September 30, 2026 and 2025, and $1 million and $3 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Repositioning costs includes severance costs related to restructuring projects.
(3)Reflects the non-service component of net periodic pension income and, for the three and nine months ended September 30, 2026, includes $4 million payable to the Company's former parent pursuant to an indemnity agreement established in connection with the Company's spin-off. For the nine months ended September 30, 2026, the amount also includes a $5 million gain related to the resolution of certain environmental liabilities not directly related to the Company's operations.
(4)Reflects third-party costs directly attributable to the refinancing of our credit facilities and any amendments thereto.

Adjusted EBIT for the Three Months Ended September 30, 2026

For the three months ended September 30, 2026, net income increased by $20 million versus the prior period as discussed above within Results of Operations for Three and Nine Months Ended September 30, 2026.
For the three months ended September 30, 2026, Adjusted EBIT increased by $19 million compared to the prior period, driven by $21 million of favorable product mix impact, $19 million of pricing net of inflation pass-through and $18 million of favorable productivity, SG&A net. This increase was partially offset by $18 million of commodity, transportation and energy inflation, $8 million of lower volume, $7 million of unfavorable foreign currency impact and $6 million of higher RD&E costs.
During the three months ended September 30, 2026, we saw strong demand in commercial vehicle, industrial, aftermarket, and diesel, partially offset by lower demand in gasoline. The decrease in gasoline was primarily driven by demand softness in China, partially offset by program ramp-ups in Europe and Asia. The increase in Diesel was primarily driven by strong demand for light commercial vehicles and pickup trucks in Europe, North and South America and India. The growth in commercial vehicle and industrials were primarily driven by strong demand in North America and China for industrial and off-highway applications combined with higher on-highway demand in Japan, Korea and India. The increase in aftermarket was primarily driven by higher demand for replacement parts in North America off-highway and industrial and stronger demand for passenger vehicles replacement parts in Europe.
The strong operational productivity from our ability to flex our variable cost structure while driving sustained fixed cost productivity was partially offset by year-over-year labor inflation.
Losses in foreign currency for the three months ended September 30, 2026 were primarily driven by a strong Chinese Yuan and Japanese Yen.
Adjusted EBIT for the Nine Months Ended September 30, 2026
For the nine months ended September 30, 2026, net income increased by $67 million versus the prior period as discussed above within Results of Operations for Three and Nine Months Ended September 30, 2026.
For the nine months ended September 30, 2026, Adjusted EBIT increased by $67 million compared to the prior period, driven by a $28 million favorable product mix impact, $27 million of higher volumes, $16 million pricing net of inflation pass-through, $14 million of favorable productivity, SG&A net, $5 million of lower RD&E costs and a $1 million benefit from foreign currency impact. This increase was partially offset by $24 million of commodity, transportation and energy inflation.
During the nine months ended September 30, 2026, we saw volume growth across all verticals. Gasoline growth was driven by new application launches and program ramp-ups in Europe, India, and South America, partially offset by demand softness in China. Diesel growth was due to strong demand for light commercial vehicles and pickup trucks in Europe, North and South America, and India. Commercial vehicle volume growth was driven by strong demand in North America and China for industrial and off-highway applications combined with higher on-highway demand in Japan and Korea. Aftermarket growth was driven by stronger demand for passenger vehicles replacement parts in Europe and stronger demand for off-highway and industrial in North America and Asia.
The increased productivity from our ability to flex our variable cost structure while driving sustained fixed cost productivity was offset by year-over-year labor inflation.
Gains in foreign currency from translational, transactional, and hedging effects in the nine months ended September 30, 2026 accounted for a $1 million increase in Adjusted EBIT.

Liquidity and Capital Resources
Overview

	September 30, 2026	December 31, 2025
	(Dollars in millions)
Cash and cash equivalents	$211	$177
Restricted cash	2	2
Revolving Facility - available borrowing capacity	630	630
Revolving Facility - borrowings or letters of credit outstanding	—	—
Term Loan Facilities - principal outstanding	581	637
2032 Senior Notes - principal outstanding	800	800
Bilateral letter of credit facility - utilized capacity	9	10
On May 18, 2026, we entered into the Second Amendment to the Restatement Agreement, which reduced the Applicable Rate to the Adjusted Term SOFR Rate plus 1.75% per annum in the case of Term Benchmark Loans and the Alternate Base Rate plus 0.75% per annum in the case of ABR Loans. Additionally, the Second Amendment reduced the applicable margin for revolving borrowings to a range of 1.75% to 1.25% per annum in the case of Term Benchmark Loans and 0.75% to 0.25% per annum in the case of ABR loans. In connection with the Second Amendment, we also made an early debt repayment of $50 million on our 2025 Dollar Term Facility on May 18, 2026.
During the nine months ended September 30, 2026, we paid cash dividends of $46 million. On October 29, 2026, we declared a cash dividend of $0.08 per share of Common Stock, payable on December 15, 2026, to shareholders of record as of December 1, 2026.
We employ several means to manage our liquidity, and our sources of financing include cash flows from operations, cash and cash equivalents on hand, the 2032 Senior Notes, and our Credit Agreement, including our 2025 Dollar Term Facility and our New Revolving Facility. We expect to continue investing in our facilities as we expand our manufacturing capacity for new product launches and invest in new technologies and strategic growth opportunities, in particular in connection with our zero-emission technologies. We believe the combination of expected cash flows, the 2025 Dollar Term Facility, the 2032 Senior Notes, and the New Revolving Facility, will provide us with adequate liquidity to support the Company's operations and investments in strategic growth opportunities through at least the next 12 months. From time-to-time, we may opportunistically access the debt or equity capital markets, or otherwise pursue financing transactions, to supplement our sources of liquidity.
Share Repurchase Program
On December 3, 2025, the Board of Directors authorized a $250 million share repurchase program valid from January 1, 2026, until December 31, 2026. During the nine months ended September 30, 2026, we repurchased $172 million of Common Stock, with $78 million remaining under the share repurchase program as of that date. These repurchases include a total of 2,500,000 shares repurchased from funds affiliated with Oaktree Capital Management, L.P., a related party at the time of the transaction, for $50 million. We may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. We are not obligated to purchase any shares under the share repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. For more information, see Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Cash Flow Summary for the Nine Months Ended September 30, 2026

	Nine Months Ended September 30,
	2026	2025
	(Dollars in millions)
Cash provided by (used for):
Operating activities	$378	$314
Investing activities	(46)	(27)
Financing activities	(296)	(187)
Effect of exchange rate changes on cash and restricted cash	(2)	6
Net increase in cash, cash equivalents and restricted cash	$34	$106
Cash provided by operating activities increased $64 million for the nine months ended September 30, 2026 compared to the prior period. The increase was primarily driven by the Company's strong operating performance with a $67 million improvement in net income from the prior year.
Cash used for investing activities increased by $19 million for the nine months ended September 30, 2026, compared to the prior period, primarily reflecting higher capital expenditures of $10 million and lower proceeds from a cross-currency swap of $10 million.
Cash used for financing activities was $296 million for the nine months ended September 30, 2026 compared with $187 million in the prior period. During the nine months ended September 30, 2026, we made payments of $172 million for the repurchase of Common Stock under our share repurchase program, debt repayments of $111 million, and dividend payments of $46 million. These payments were partially offset by $56 million of proceeds from our Credit Facilities.
In comparison, cash used for financing activities was $187 million for the nine months ended September 30, 2025, primarily driven by payments of $136 million for Common Stock repurchases, debt repayments of $87 million, and dividend payments of $36 million. These payments were partially offset by $80 million of proceeds from our Credit Facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2026, the net fair value of all financial instruments with exposure to currency risk was $80 million. The potential loss or gain in fair value for such financial instruments from a hypothetical 10% adverse or favorable change in quoted currency exchange rates would be $305 million and $(338) million, respectively, at September 30, 2026, exchange rates. The model assumes a parallel shift in currency exchange rates; however, currency exchange rates rarely move in the same direction. The assumption that currency exchange rates change in a parallel fashion may overstate the impact of changing currency exchange rates on assets and liabilities denominated in currencies other than the U.S. dollar.

This sensitivity analysis reflects the impact on the foreign currency-sensitive financial instruments in isolation and does not include the offsetting changes in value of the underlying exposures being economically hedged. As a result, the hypothetical gains and losses presented are not indicative of the Company's actual foreign currency risk exposure or the expected impact on earnings, which would be substantially lower due to the offsetting nature of the Company's hedging program.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various lawsuits, claims, and proceedings incident to the operation of our businesses, including those pertaining to government contracts, product liability, prior acquisitions and divestitures, product safety, environmental, safety and health, intellectual property, employment and employee benefit plans, commercial and contractual matters, and various other matters. Although the outcome of any such lawsuit, claim, or proceeding cannot be predicted with certainty and some may be disposed of unfavorably to us, we do not currently believe that such lawsuits, claims, or proceedings will have a material adverse effect on our financial position, results of operations or cash flows. We accrue for potential liabilities in a manner consistent with accounting principles generally accepted in the United States. Accordingly, we accrue for a liability when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 3, 2025, the Board of Directors authorized a $250 million share repurchase program valid from January 1, 2026, until December 31, 2026. The Company may repurchase shares from time to time under the program through various methods, including in open market transactions, block trades, privately negotiated transactions, and otherwise. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors. The Company is not obligated to purchase any shares under the repurchase program, and the program may be suspended, modified, or discontinued at any time without prior notice. The following table summarizes our share repurchase activity for the three months ended September 30, 2026, and additional information regarding our share repurchase program:

Period	Total Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
July 1, 2026 - July 31, 2026	495,498	$31.67	495,498	$119,036,157
August 1, 2026 - August 31, 2026	726,733	28.38	726,733	98,407,924
September 1, 2026 - September 30, 2026	779,647	26.50	779,647	77,744,961
Total	2,001,878	$28.46	2,001,878	$77,744,961
(1) Excludes shares withheld to satisfy tax withholding obligations in connection with the vesting of equity awards.
Other than the repurchases reflected in the table above, there were no purchases of equity securities by the issuer or affiliated purchasers during the quarter ended September 30, 2026.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

Trading Agreements
On August 23, 2026, Joanne Lau, Vice President, Chief Accounting Officer and Corporate Controller, adopted a "Rule 10b5-1 trading arrangement" as such term is defined in Item 408(a) of Regulation S-K intended to satisfy Rule 10b5-1(c), to sell up to 24,660 shares of Common Stock between November 12, 2026 and May 14, 2027.
During the three months ended September 30, 2026, no other director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1	Third Amended and Restated Certificate of Incorporation of Garrett Motion Inc., dated May 29, 2024	10-Q	001-38636	3.1	07/25/2024
3.2	Sixth Amended and Restated By-Laws of Garrett Motion Inc., dated July 22, 2026	8-K	001-38636	3.1	07/27/2026
31.1	Section 302 Certification of the Chief Executive Officer					*
31.2	Section 302 Certification of the Chief Financial Officer					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					**
101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.					*
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Garrett Motion Inc.

Date: October 29, 2026	By:	/s/ Olivier Rabiller
Olivier Rabiller
President and Chief Executive Officer

Date: October 29, 2026	By:	/s/ Sean Deason
Sean Deason
Senior Vice President and Chief Financial Officer